Form 10-Q
period 2004-03-31
GTX INC /DE/
filed 2004-05-07
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 005-79588

GTx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1715807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 N. Dunlap Street, 3rd Floor
Van Vleet Building
Memphis, Tennessee 38163
(Address of principal executive offices)

(901) 523-9700
(Registrant’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [   ]  No  [X]

     Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

     As of May 7, 2004, 24,656,923 shares of the Registrant’s Common Stock were outstanding

PART I
FINANCIAL INFORMATION

GTx, Inc.

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,620	$14,769
Inventory	69	194
Other receivables	6,782	–
Prepaid expenses	1,052	61

Total current assets	88,523	15,024
Property and equipment, net	799	815
Deferred initial public offering costs	–	1,471

Total assets	$89,322	$17,310

LIABILITIES, CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,098	$461
Accrued expenses	1,734	1,788
Deferred revenue	1,337	–

Total current liabilities	4,169	2,249
Deferred revenue	5,298	–
Cumulative redeemable convertible preferred stock	–	165,292
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $0.001 par value: 60,000,000 shares authorized; 24,656,923 shares issued and outstanding at March 31, 2004 and 7,735,848 shares issued and outstanding at December 31, 2003	25	8
Deferred stock compensation	(3,255)	(3,505)
Additional paid-in capital	223,988	5,018
Accumulated deficit	(140,903)	(151,752)

Total stockholders’ equity (deficit)	79,855	(150,231)

Total liabilities and stockholders’ equity (deficit)	$89,322	$17,310

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$52	$—
Operating expenses:
Research and development	4,336	2,113
General and administrative	1,600	610
Depreciation	87	87

Total operating expenses	6,023	2,810

Loss from operations	(5,971)	(2,810)
Interest income	150	29

Net loss	(5,821)	(2,781)
Accrued preferred stock dividends	(455)	(683)
Adjustments to preferred stock redemption value	17,125	(73)

Net income (loss) attributable to common stockholders	$10,849	$(3,537)

Net income (loss) per share attributable to common stockholders:
Basic	$0.60	$(0.46)

Diluted	$(0.26)	$(0.46)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	17,962,871	7,734,998

Diluted	22,456,489	7,734,998

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,821)	$(2,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	87
Stock-based compensation expense	250	–
Changes in assets and liabilities:
Inventory	125	–
Prepaid expenses	(991)	–
Other receivables	(6,782)	(2)
Accounts payable	650	(226)
Accrued expenses	366	293
Deferred revenue	6,635	–

Net cash used in operating activities	(5,481)	(2,629)

Cash flows from investing activities:
Purchase of property and equipment	(71)	(3)

Net cash used in investing activities	(71)	(3)

Cash flows from financing activities:
Proceeds from initial public offering	71,403	–

Net cash provided by financing activities	71,403	–

Net increase in cash and cash equivalents	65,851	(2,632)
Cash and cash equivalents, beginning of period	14,769	8,925

Cash and cash equivalents, end of period	$80,620	$6,293

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends	$455	$683

Preferred stock adjustment to redemption value	$17,125	$(73)

Deferred initial public offering costs reclassified to additional paid-in capital	$1,471	$–

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1— BUSINESS AND BASIS OF PRESENTATION

     Business – GTx, Inc. (the “Company” or “GTx”) is a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics primarily related to the treatment of serious men’s health conditions. GTx’s drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens.

     Basis of Presentation – The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

     Prior to March 2004, the Company operated as a development-stage company and did not generate any revenue. Effective March 2004, the Company exited the development stage when it entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson.

NOTE 2—STOCK COMPENSATION

     Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations are applied to measure compensation expense for stock-based compensation plans. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

     SFAS 123 requires pro forma disclosure of net loss attributable to common stockholders, assuming all stock options were valued on the date of grant using the minimum value option pricing model for stock options granted prior to the Company’s initial public offering in February 2004 and using the Black-Scholes option-pricing model for stock options granted after the IPO. The following weighted average assumptions were used for 2004 and 2003, respectively: risk free interest rates of 3.8% and 3.2%, expected volatility of 60.6% and 0.0%, no expected

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

dividend yield, and expected option life of 6 years and 8 years. If compensation cost for stock-based compensation plans had been determined under SFAS 123, the Company’s net income (loss) and income (loss) attributable to common stockholders would have been the pro forma amounts indicated as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss) attributable to common stockholders, as reported	$10,849	$(3,537)
Add: Deferred compensation amortization included in reported net income	250	–
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(277)	(32)

Pro forma net loss attributable to common stockholders	$10,822	$(3,569)

Pro forma SFAS 123 disclosure:
Net income (loss) per share attributable to common stockholders as reported:
Basic	$0.60	$(0.46)

Diluted	$(0.26)	$(0.46)

Net income (loss) per share attributable to common stockholders pro forma:
Basic	$0.60	$(0.46)

Diluted	$(0.26)	$(0.46)

NOTE 3—INITIAL PUBLIC OFFERING

     On February 6, 2004, GTx successfully completed an initial public offering (IPO) of 5.4 million shares of common stock at an offering price to the public of $14.50 per share, resulting in net proceeds of $70,365. Upon the closing of the IPO, all outstanding shares of preferred stock, and accrued dividends thereon, were converted into 11,521,075 shares of common stock. At March 31, 2004, GTx had outstanding 24,656,923 shares of common stock.

NOTE 4—ADJUSTMENT TO PREFERRED STOCK REDEMPTION VALUE

     The Company’s preferred stock was recorded at its redemption value. The per share redemption price was equal to the greater of liquidation value, which included accrued dividends, or the fair value calculated on an as-if converted to common stock basis. At December 31, 2003, the per share redemption value was determined based on the estimated projected midpoint on the range of the Company’s initial public offering price per common share of approximately $14.50 per share. At February 6, 2004, the date of the closing of the Company’s IPO and automatic conversion of all outstanding preferred stock, and accrued dividends thereon, into common stock, (see Note 3), the market price for the Company’s common stock was $12.90 per share. Prior to conversion into common stock, the carrying value of the preferred stock and accrued dividends was adjusted to reflect the per share redemption value on the date of conversion resulting in a decrease in the carrying value of preferred stock of $17,125 and an offsetting increase in stockholders’ equity. The changes in redemption value affect the income (loss) attributable to common stockholders.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 5—COLLABORATION, LICENSE AND CO-PROMOTION AGREEMENT

     In March 2004, the Company entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson. Under the agreement, the Company received in April 2004 an upfront licensing fee of $6,000 and reimbursement for development expenses of approximately $687 for its recently completed Phase Id clinical trial for andarine and will receive additional licensing fees and milestone payments of up to $82,000 based on andarine and up to $45,000 for each additional licensed compound achieving specific clinical development decisions or obtaining regulatory approvals. Johnson & Johnson Pharmaceutical Research & Development will be responsible for further clinical development and related expenses for andarine and other licensed SARM compounds. Ortho Biotech will be responsible for commercialization and related expenses for andarine and other licensed SARM compounds. If andarine is approved for commercial sale, Ortho Biotech will exclusively market andarine in the United States and in markets outside the United States. Under the agreement, the Company has the option to co-promote andarine and the other licensed SARM compounds to urologists in the United States for indications specifically related to men’s health. GTx will receive up to double digit royalties on all worldwide sales, as well as additional royalty payments in excess of 20% on all co-promoted sales generated from urologists in the United States.

     The upfront licensing fee and reimbursement of Phase Id clinical trial expenses for andarine totaling $6,687 are expected to be amortized into revenue on a straight-line basis through March 2009. The Company recognized revenue of $52 for the three months ended March 31, 2004 from the amortization of the upfront license fee and expense reimbursement.

NOTE 6—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company computed net income (loss) per common share according to Statement of Financial Accounting Standards No. 128, “Earnings per share, which requires disclosure of basic and diluted earnings (loss) per share.”

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     The following table sets forth the computation of the Company’s basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2004		2003
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$10,849		$(3,537)
Denominator:
Common stock outstanding at beginning of period	7,735,848		7,734,998
Conversion of preferred stock to common stock	6,963,287		–
Issuance of common stock in initial public offering	3,263,736		–

Weighted average shares used in computing basic net income (loss) per share	17,962,871	(1)	7,734,998

Basic net income (loss) per share attributable to common stockholders	$0.60		$(0.46)

(1) The weighted average shares used in computing basic net income per share attributable to common stockholders for the three months ended March 31, 2004 include 3,263,736 shares, which represent the weighted average effect during the quarter of the issuance of 5.4 million shares of common stock for the Company’s IPO on February 6, 2004, and 6,963,287 shares, which represent the weighted average effect during the quarter of the issuance of 11,521,075 shares for the conversion of all preferred stock, and accrued dividends thereon, into common stock at the closing of the IPO. At March 31, 2004, the Company had outstanding 24,656,923 shares of common stock.

	Three Months Ended
	March 31,
	2004		2003
Diluted net loss per share
Numerator:
Net loss	$(5,821	)(2)	$(3,537)
Denominator:
Common stock outstanding at beginning of period	7,735,848		7,734,998
Conversion of preferred stock to common stock	11,456,905		–
Issuance of common stock in initial public offering	3,263,736		–

Weighted average shares used in computing diluted net loss per share	22,456,489	(2)	7,734,998 (3)

Diluted net loss per share attributable to common stockholders	$(0.26)		$(0.46)

(2) Diluted net loss per share attributable to common stockholders for the three months ended March 31, 2004 is calculated as if the conversion of all preferred stock, and accrued dividends thereon, into shares of common stock occurred on January 1, 2004. As a result, diluted net loss per share attributable to common stockholders for the quarter ended March 31, 2004 does not include accrued preferred stock dividends or the adjustments to preferred stock redemption value. In addition, the weighted average shares used in computing diluted net loss per share attributable to common stockholders for the three months ended March 31, 2004 include an additional 11,456,905 shares to reflect the assumed conversion of preferred stock, and accrued dividends thereon, into common stock and 3,263,736 shares to reflect the weighted average effect during the quarter of 5.4 million shares issued in the IPO. Outstanding options to purchase 904,750 shares of common stock were excluded from the calculation of diluted net

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

loss per share attributable to common stockholders for the three months ended March 31, 2004, as inclusion of the options would have an anti-dilutive effect on net loss for the period.

(3) Outstanding options to purchase 363,375 shares of common stock and 8,247,984 shares of common stock issuable upon the conversion of convertible preferred stock were excluded from the calculation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2003, as inclusion of the options and convertible preferred stock would have an anti-dilutive effect on the net loss for the period.

NOTE 7—COMPREHENSIVE LOSS

     The Company has adopted the provisions of SFAS No. 130, Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive loss and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company does not have any ownership in any variable interest entities as of March 31, 2004. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in a variable interest entity.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. SFAS No. 150 is effective for the Company’s financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company has evaluated the impact of SFAS No. 150 and has determined that its financial instruments will not be affected.

NOTE 9—STOCK SPLIT

     On January 14, 2004, the Company effected an 8.5-for-1 stock split of its common stock in the form of a stock dividend. All common stock share and per share amounts in these condensed financial statements have been adjusted retroactively to reflect the stock split.

NOTE 10—2004 OPTION PLANS

     On January 14, 2004, the Company adopted its 2004 Equity Incentive Plan and 2004 Non-Employee Directors’ Stock Option Plan, both of which became effective upon consummation of the Company’s initial public offering of its common stock. The Company may issue awards for up to 1,500,000 shares of common stock under the 2004 Equity Incentive Plan, which amount may be increased annually on January 1st of each year, from 2005 until 2013, by the lesser of five percent of the number of shares of common stock outstanding on such date or an amount

GTx, Inc.
(in thousands, except share and per share data)

designated by the Company’s Board of Directors. The Company may issue options for up to 200,000 shares of common stock under the 2004 Non-Employee Directors’ Stock Option Plan, which amount may be increased annually on January 1st of each year, from 2005 until 2013, by the lesser of the number of shares of options granted during the prior Calendar Year or such amount designated by the Company’s Board of Directors.

GTx, Inc.
(in thousands, except share and per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Information is Subject to Risk and Uncertainty

     This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements related to potential future licensing fees and milestone and royalty payments and GTx’s current and anticipated clinical trials and research and development programs. These forward-looking statements are based upon GTx’s current expectations. Forward-looking statements involve risks and uncertainties. GTx’s actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks that neither GTx nor its collaboration partners will be able to commercialize its product candidates if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans; if third parties do not manufacture the Company’s product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of its product candidates would be delayed; use of third-party manufacturers may increase the risk that the Company will not have adequate supplies of its product candidates; if third parties on whom the Company relies do not perform as contractually required or expected, the Company may not be able to obtain regulatory approval for or commercialize its product candidates; the Company is dependent upon collaborative arrangements to complete the development and commercialization of some of its product candidates, and these collaborative arrangements may place the development of its product candidates outside its control, may require it to relinquish important rights or may otherwise be on terms unfavorable to the Company; and if the Company is not able to obtain required regulatory approvals, the Company will not be able to commercialize its product candidates. You should not place undue reliance on these forward looking statement, which apply only as of the date of this Quarterly Report of Form 10-Q. The annual report filed on Form 10-K with the U.S. Securities and Exchange Commission on March 26, 2004 contains under the heading “Additional Factors That Might Affect Future Results” a more comprehensive description of these and other risks to which GTx is subject. GTx expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     GTx is a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics primarily related to the treatment of serious men’s health conditions. Our drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens. We currently have two product candidates that are in human clinical trials. We are currently conducting clinical trials on ACAPODENE™, our most advanced product candidate, for two separate indications: (i) a Phase IIb clinical trial to assess the effect of ACAPODENE™ in the reduction in the incidence of prostate cancer in men with precancerous prostate lesions and (ii) a pivotal Phase III clinical trial to assess the effect of ACAPODENE™ in the treatment of serious side effects of androgen deprivation therapy for advanced prostate cancer. We are developing a second product candidate, andarine, and other specified backup compounds, with our collaboration partner, Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson. Andarine will be entering a planned Phase II clinical trial this year. We retain all rights to the discovery, development, and commercialization of the rest of our selective androgen receptor modulator (SARM) program, including our other specific product candidates ostarine and prostarine, and our anti-cancer compound, andromustine.

GTx, Inc.
(in thousands, except share and per share data)

     On February 6, 2004, we successfully completed an initial public offering (IPO) of 5.4 million shares of common stock at an offering price to the public of $14.50 per share resulting in net proceeds of $70,365. Upon the closing of the IPO, all outstanding shares of preferred stock, and accrued dividends thereon, were converted into 11,521,075 shares of common stock. At March 31, 2004, we had outstanding 24,656,923 shares of common stock.

     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson. In accordadnce with the agreement, we received in April 2004 an upfront licensing fee of $6,000, and reimbursement for development expenses of approximately $687 for our recently completed Phase Id clinical trial for andarine and will receive additional licensing fees and milestone payments of up to $82,000 based on andarine and up to $45,000 for each additional licensed compound achieving specific clinical development decisions or obtaining regulatory approvals. Johnson & Johnson Pharmaceutical Research & Development will be responsible for further clinical development and related expenses for andarine and other licensed SARM compounds. We anticipate initiating the Phase II clinical trial for andarine in 2004. Ortho Biotech will be responsible for commercialization and related expenses for andarine and other licensed SARM compounds. If andarine is approved for commercial sale, Ortho Biotech will exclusively market andarine in the United States and in markets outside the United States. Under the agreement, we have the option to co-promote andarine and the other licensed SARM compounds to urologists in the United States for indications specifically related to men’s health. We will receive up to double digits royalties on all worldwide sales, as well as additional royalty payments in excess of 20% on all co-promoted sales generated from urologists in the United States.

     The upfront licensing fee and reimbursement of Phase Id clinical trial expenses for andarine totaling $6,687 is expected to be amortized into revenue on a straight-line basis through March 2009. We recognized revenue of $52 for the three months ended March 31, 2004 from the amortization of the upfront license fee and expense reimbursement.

     On April 22, 2004, we entered into a collaboration with Hybritech, Inc., a wholly owned subsidiary of Beckman Coulter, Inc. Under the terms of the agreement, we will provide clinical samples from our Phase IIb clinical trial program evaluating ACAPODENE™ for the reduction in the incidence of high grade prostatic intraepithelial neoplasia (PIN), a premalignant lesion that has the potential to progress to prostate cancer. Information resulting from this collaboration will be evaluated for use by Beckman Coulter to determine its usefulness in research, development and evaluation of assays for prostate diseases.

CRITICAL ACCOUNTING POLICIES

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

GTx, Inc.
(in thousands, except share and per share data)

Revenue Recognition

     Non-refundable, up-front payments received in connection with research collaboration and license agreements are deferred and recorded as deferred revenue in the balance sheet and recognized as revenue in the statement of operations on a straight-line basis over the relevant periods specified in the agreement, generally the development period. The estimated development period is based on the attainment of a particular development goal and is determined based on the estimated time required to achieve that goal considering experience with similar projects, the level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status and progress of the project as measured against the estimated timeline as additional information becomes available. Changes in estimates of development terms can cause an acceleration or delay in revenue recognition.

Research and Development Costs

     We expense research and development costs in the period in which they are incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform research and clinical trial studies on our behalf.

Preferred Stock Redemption Value

     Our preferred stock was recorded at its redemption value. The per share redemption price was equal to the greater of liquidation value, which included accrued dividends, or the fair value calculated on an as-if converted to common stock basis. At December 31, 2003, the per share redemption value was determined based on the estimated projected midpoint on the range of the Company’s initial public offering price per common share of approximately $14.50 per share. At February 6, 2004, the date of the closing of our IPO and automatic conversion of all outstanding preferred stock, and accrued dividends thereon, into common stock, the market price for our common stock was $12.90 per share. Prior to conversion into common stock, the carrying value of the preferred stock and accrued dividends was adjusted to reflect the per share redemption value on the date of conversion resulting in a decrease in the carrying value of preferred stock of $17,125 and an offsetting increase in stockholders’ equity. The changes in redemption value affect the income (loss) attributable to common stockholders.

Stock Compensation

     Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations are applied to measure compensation expense for stock-based compensation plans. We comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price.

GTx, Inc.
(in thousands, except share and per share data)

Deferred Stock Compensation

     In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $4,055 in 2003, and are amortizing the related expense over the service period, which is generally five years. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is included as a reduction of stockholders’ equity and is being amortized on the straight-line basis. We recorded amortization of deferred stock compensation of approximately $250 for the three months ended March 31, 2004. Of that amount, $133 was included in research and development expenses and $117 was included in general and administrative expenses in our statement of operations. No amortization of deferred stock compensation was recorded for the three months ended March 31, 2003. At March 31, 2004, we had approximately $3,255 to be amortized over the remaining vesting periods of the stock options.

Results of Operations

Three Months Ended March 31, 2004 and 2003

     Revenues

     We recognized revenue of $52 for the three months ended March 31, 2004 from the amortization of the upfront license fee and expense reimbursement, which we received in April 2004 in connection with the collaboration and license agreement with Ortho Biotech Products L.P. No revenue was recognized for the three months ended March 31, 2003.

     Research and Development

     Research and development expenses increased 105% to $4,336 for the three months ended March 31, 2004 from $2,113 for the three months ended March 31, 2003. The increase in research and development expenses included planned increased expenditures of approximately $952 related to the pivotal Phase III clinical trial of ACAPODENE™ (Toremifene Citrate) tablets for the treatment of side effects of androgen deprivation therapy. In addition, we incurred additional expenses of $1,153 related to the completion of Phase I clinical trials for andarine and the continued development of andarine and other product candidates in our SARM program. We also increased research and development spending on other product candidates by approximately $311. These increases were offset by a reduction in clinical trial expenses for the Phase IIb clinical trial for the reduction in the incidence of prostate cancer in men with high grade PIN of approximately $193.

     We expect that research and development expenditures will continue to increase during the remainder of the year and in subsequent years due to (1) the pivotal Phase III clinical trial of ACAPODENE™ (Toremifene Citrate) tablets for the treatment of side effects of androgen deprivation therapy , (2) the completion of the current Phase IIb clinical trial of ACAPODENE™ for reduction of prostate cancer incidence in men with high grade PIN in 2004 and the planned commencement of a pivotal Phase III clinical trial of ACAPODENE™ for reduction of prostate cancer incidence in men with PIN, (3) the continued preclinical development of other product candidates in the company’s SARM program that are not included in our collaboration with Ortho Biotech, and (4) the increase in research and development personnel. Under the terms of our collaboration with Ortho Biotech, Johnson & Johnson Pharmaceutical Research and Development will be responsible for future clinical development and expenses of andarine. We expect to expand the scope of our drug discovery and development programs in future periods, which may result in substantial increases in research and development expenses.

GTx, Inc.
(in thousands, except share and per share data)

General and Administrative

     General and administrative expenses increased 162% during the quarter to $1,600 from $610 for the first quarter of 2003, primarily as a result of increases in personnel and insurance costs, as well as increased professional fees resulting from reporting obligations applicable to public companies.

     General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and public relations functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal, accounting, and public relations services. We expect that our general and administrative expenses will increase as we add personnel, comply with the reporting obligations applicable to public companies and develop our sales and marketing functions

Interest Income

     Interest income increased to $150 for the three months ended March 31, 2004 from $29 for the three months ended March 31, 2003. The increase was attributable to higher average cash and cash equivalents balances during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 resulting from the IPO net proceeds of $70,365 received on February 6, 2004 and the net proceeds of $19,986 received in August 2003 from the issuance of Series E preferred stock.

     Adjustment to Preferred Stock Redemption Value

     The adjustment to the preferred stock redemption value for the three months ended March 31, 2004 was an increase to net income attributable to common stockholders of $17,125 as compared to an increase to net loss attributable to common stockholders for the three months ended March 31, 2003 of $73. Our preferred stock was recorded at its redemption value. The per share redemption price was equal to the greater of liquidation value, which included accrued dividends, or the fair value calculated on an as-if converted to common stock basis. At December 31, 2003, the per share redemption value was determined based on the estimated projected midpoint on the range of our initial public offering price per common share of approximately $14.50 per share. At February 6, 2004, the date of the closing of the Company’s IPO and automatic conversion of all outstanding preferred stock, and accrued dividends thereon, into common stock, the market price for our common stock was $12.90 per share. Prior to conversion into common stock, the carrying value of the preferred stock and accrued dividends was adjusted to reflect the per share redemption value on the date of conversion resulting in a decrease in the carrying value of preferred stock of $17,125 and an offsetting increase in stockholders’ equity.

Liquidity and Capital Resources

     At March 31, 2004, we had cash and cash equivalents of $80,620, compared to $14,769 at December 31, 2003. On February 6, 2004, we completed an initial public offering of 5.4 million shares of common stock at a price of $14.50 per share, resulting in net proceeds of $70,365.

     Net cash used in operating activities was $5,481 and $2,629 for the three months ended March 31, 2004 and 2003, respectively. The use of cash in both periods resulted primarily from funding our net losses.

     Net cash used in investing activities was $71 and $3 for the three months ended March 31, 2004 and 2003, respectively. The use of cash in both periods was primarily for the purchase of office and research and development equipment. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $3,258 in 2004.

GTx, Inc.
(in thousands, except share and per share data)

     Net cash provided by financing activities, was $71,403 and $-0- for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities for the three months ended March 31, 2004 reflected the proceeds from the Company’s IPO which closed February 6, 2004 less underwriters commission and offering expenses paid during the period and did not include offering expenses paid in 2003 of $1,038.

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

     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Additional Factors That May Affect Future Results” section of the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission on March 26, 2004. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. Our future funding requirements will depend on many factors, including:

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

GTx, Inc.
(in thousands, except share and per share data)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We have operated primarily in the United States. Accordingly, we do not have any material exposure to foreign currency rate fluctuations. However, if we are successful in our efforts to commercialize Acapodene, our exposure to foreign currency rate fluctuations may increase because we are obligated to pay Orion, our supplier of Acapodene, in Euros.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

GTx, Inc.
(in thousands, except share and per share data)

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock began trading on The Nasdaq National Market under the trading symbol “GTXI” on February 3, 2004. The Company sold 5,400,000 shares of common stock in our initial public offering at $14.50 per share. The offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. The aggregate gross proceeds from the shares of common stock sold were $78,300. The Company paid the underwriters a commission of $5,481 and incurred offering expenses of $2,454. The offering expenses included approximately $98 in lease payments paid to Pittco Management, Inc., an affiliate of Mr. Hyde, one of our directors, for the rental of Pittco Management Inc.’s airplane during the IPO road show. The Company was reimbursed $39 of the $98 from the underwriters. Other than the fees paid to Pittco Management, Inc., none of the IPO expenses were paid directly or indirectly to our directors, officers or persons owning 10% or more of our common stock. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of $70,365. We invested the net proceeds in short-term securities and expect to use the net proceeds to fund our clinical trials and other research and development activities and for general corporate purposes. In addition, we may use a portion of the net proceeds to acquire equipment, products, technologies or businesses, although we currently have no commitments or agreements relating to any of these types of transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this report, prior to the closing of our initial public offering of common stock, we solicited written consents of our stockholders in lieu of an annual meeting to approve the following matters, and all of the matters described below were approved by the requisite voting power of our voting securities entitled to vote thereon:

•	On January 14, 2004, our stockholders, acting by written consent, unanimously took the following actions:

•	approved an 8.5-for-1 split of our common stock;

•	approved a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, increasing the number of shares of our common stock authorized for issuance in connection with the stock split;

•	approved and adopted a restated certificate of incorporation to be effective upon consummation of our IPO;

•	approved an amendment and restatement of our bylaws, to be effective upon consummation of our IPO;

•	approved a form of indemnification agreement between directors and executive officers and GTx;

•	approved the fees to be paid to non-employee directors and the audit committee chair;

•	adopted the 2004 Equity Incentive Plan;

•	adopted the 2004 Non-Employee Directors’ Stock Option Plan; and

GTx, Inc.
(in thousands, except share and per share data)

•	approved a classified board of directors and elected the following persons in each class as follows:

•	Class I Directors (until the 2005 annual meeting of stockholders or until her successors are elected and qualified): Dr. Rosemary Mazanet;

•	Class II Directors (until the 2006 annual meeting of stockholders or until their successors are elected and qualified): Marc S. Hanover and John H. Pontius; and

•	Class III Directors (until the 2007 annual meeting of stockholders or until their successors are elected and qualified): Dr. Mitchell S. Steiner and J.R. Hyde, III.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan(1)

10.2	GTx, Inc. 2000 Stock Option Plan(1)

10.3	GTx, Inc. 2001 Stock Option Plan(1)

10.4	GTx, Inc. 2002 Stock Option Plan(1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement(1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(1)

10.12	Form of Indemnification Agreement(1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)

(a)	Exhibits

Number	Description
10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services(1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation(1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation(1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation(1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2004, between Registrant and Ortho Biotech Products, L.P.

14.1	Code of Ethics(2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Reports on Form 8-K:

On March 18, 2004, GTx filed a Current Report on Form 8-K, to furnish under Item 9 its March 17, 2004 public announcement of GTx’s entry into a joint collaboration with Ortho Biotech Products, L.P. for andarine and specified backup SARM compounds.

On March 3, 2004, GTx filed a Current Report on Form 8-K, to furnish under Item 12 its March 3, 2004 public announcement of financial results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: May 7, 2004	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer

Date: May 7, 2004	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan(1)

10.2	GTx, Inc. 2000 Stock Option Plan(1)

10.3	GTx, Inc. 2001 Stock Option Plan(1)

10.4	GTx, Inc. 2002 Stock Option Plan(1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement(1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(1)

10.12	Form of Indemnification Agreement(1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services(1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation(1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation(1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation(1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2004, between Registrant and Ortho Biotech, L.P.

14.1	Code of Ethics(2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.