Form 10-Q
period 2004-09-30
GTX INC /DE/
filed 2004-11-12
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes            No      X

     Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

     As of November 12, 2004, 24,658,340 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION

GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,095	$14,769
Inventory	106	194
Other receivables	94	—
Prepaid expenses	989	61

Total current assets	77,284	15,024
Property and equipment, net	1,523	815
Other assets	348	—
Deferred initial public offering costs	—	1,471

Total assets	$79,155	$17,310

LIABILITIES, CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,193	$461
Accrued expenses	1,417	1,788
Deferred revenue	1,338	—

Total current liabilities	3,948	2,249
Deferred revenue	4,628	—
Cumulative redeemable convertible preferred stock	—	165,292
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value: 60,000,000 shares authorized; 24,656,923 shares issued and outstanding at September 30, 2004 and 7,735,848 shares issued and outstanding at December 31, 2003	25	8
Deferred stock compensation	(2,886)	(3,505)
Additional paid-in capital	223,988	5,018
Accumulated deficit	(150,548)	(151,752)

Total stockholders’ equity (deficit)	70,579	(150,231)

Total liabilities and stockholders’ equity (deficit)	$79,155	$17,310

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Collaboration revenue:
License fees	$335	$—	$721	$—
Reimbursement of development costs	42	—	802	—

Total collaboration revenue	377	—	1,523	—
Operating expenses:
Research and development	3,859	2,420	12,334	7,123
General and administrative	1,781	928	4,966	2,339
Depreciation	132	89	320	264

Total operating expenses	5,772	3,437	17,620	9,726

Loss from operations	(5,395)	(3,437)	(16,097)	(9,726)
Interest income	270	36	632	79

Net loss	(5,125)	(3,401)	(15,465)	(9,647)
Accrued preferred stock dividends	—	(934)	(455)	(2,300)
Adjustments to preferred stock redemption value	—	(81,402)	17,125	(76,666)

Net income (loss) attributable to common stockholders	$(5,125)	$(85,737)	$1,205	$(88,613)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.21)	$(11.08)	$0.05	$(11.46)

Diluted	$(0.21)	$(11.08)	$(0.65)	$(11.46)

Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	24,656,923	7,734,998	22,433,716	7,734,998

Diluted	24,656,923	7,734,998	23,883,264	7,734,998

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,465)	$(9,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320	264
Stock-based compensation expense	619	83
License fee amortization	(721)	—
Changes in assets and liabilities:
Inventory	88	(121)
Prepaid expenses	(928)	(297)
Other receivables	(94)	—
Other assets	(348)	—
Accounts payable	732	146
Accrued expenses	61	509
Deferred revenue	6,687	—

Net cash used in operating activities	(9,049)	(9,063)

Cash flows from investing activity:
Purchase of property and equipment	(1,028)	(60)

Net cash used in investing activity	(1,028)	(60)

Cash flows from financing activities:
Proceeds from initial public offering	71,403	—
Proceeds from issuance of preferred stock, net	—	19,986

Net cash provided by financing activities	71,403	19,986

Net increase in cash and cash equivalents	61,326	10,863
Cash and cash equivalents, beginning of period	14,769	8,925

Cash and cash equivalents, end of period	$76,095	$19,788

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends	$455	$2,300

Preferred stock adjustment to redemption value	$(17,125)	$76,666

Deferred initial public offering costs reclassified to additional paid-in capital	$1,471	$—

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

     Business — GTx, Inc. (the “Company” or “GTx”) is a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics primarily related to the treatment of serious men’s health conditions. GTx’s drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens.

     Basis of Presentation — The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

     Prior to March 2004, the Company operated as a development stage company and did not generate any revenue. Effective March 2004, the Company exited the development stage when it entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson. The Company operates as one business segment.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

     Inventory consists of ACAPODENE™, a drug that is manufactured by Orion Corporation and delivered to the Company as a finished good. Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventory is expensed by the Company at the time it is sent to clinical trial sites.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Deferred Initial Public Offering Costs

     Deferred initial public offering costs represent professional fees incurred in connection with the filing of a registration statement with the Securities and Exchange Commission for the sale of shares of the Company’s common stock (see Note 3). Such amounts were reclassified to additional paid-in capital upon completion of the Company’s initial public offering (IPO).

Property and Equipment

     Property and equipment is recorded at cost. Depreciation of equipment and furniture and fixtures is computed based on the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is recognized over the shorter of the lease term or the estimated useful life of the leasehold improvement.

Impairment

     The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of September 30, 2004. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents, other receivables, accounts payable and preferred stock. The carrying values of cash and cash equivalents, other receivables, and accounts payable approximate fair value due to the short-term nature of such instruments. Preferred stock is carried at redemption value which approximates fair value.

Income Taxes

     The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At September 30, 2004, net of the valuation allowance, the net deferred tax assets were reduced to zero.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Revenue Recognition

     Revenues associated with the Company’s collaboration and license agreement discussed in Note 5 consist of non-refundable, up-front license fees and reimbursement of development expenses. Through September 30, 2004, the Company has not generated any product revenue.

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

     Revenues derived from reimbursements of costs associated with the development of andarine are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). According to the criteria established by this EITF Issue, in transactions where the Company acts as a principal, has discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

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

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Stock Compensation

     Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations are applied to measure compensation expense for stock-based compensation plans. The Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

     SFAS No. 123 requires pro forma disclosure of net loss attributable to common stockholders, assuming all stock options were valued on the date of grant using the minimum value option pricing model for stock options granted prior to the Company’s initial public offering in February 2004 and using the Black-Scholes option-pricing model for stock options granted after the IPO. The following weighted average assumptions were used for 2004 and 2003, respectively: risk free interest rates of 4.0% and 3.2%, expected volatility of 60.6% and 0.0%, no expected dividend yield, and expected option life of 6 years and 8 years. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, the Company’s net income (loss) attributable to common stockholders would have been the pro forma amounts indicated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders, as reported	$(5,125)	$(85,737)	$1,205	$(88,613)
Add: Deferred compensation amortization included in reported net income (loss)	185	83	619	83
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(359)	(125)	(955)	(189)

Pro forma net income (loss) attributable to common stockholders	$(5,299)	$(85,779)	$869	$(88,719)

Pro forma SFAS No. 123 disclosure:
Net income (loss) per share attributable to common stockholders as reported:
Basic	$(0.21)	$(11.08)	$0.05	$(11.46)

Diluted	$(0.21)	$(11.08)	$(0.65)	$(11.46)

Net income (loss) per share attributable to common stockholders pro forma:
Basic	$(0.21)	$(11.09)	$0.04	$(11.47)

Diluted	$(0.21)	$(11.09)	$(0.66)	$(11.47)

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Deferred Stock Compensation

     In anticipation of the Company’s IPO on February 6, 2004, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise price for stock options issued to employees from June 30, 2003 to December 31, 2003. Accordingly, the Company recorded non-cash deferred stock-based compensation expense of $4,055 in 2003, and is amortizing the related expense over the service period, which is generally five years. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of the Company’s common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is included as a reduction of stockholders’ equity and is being amortized on the straight-line basis. The Company recorded amortization of deferred stock compensation of approximately $185 and $619 for the three and nine-month periods ended September 30, 2004, respectively. Of these amounts, $133 and $397 for the respective periods were included in research and development expenses and $52 and $222, respectively, were included in general and administrative expenses in the statements of operations. The Company recorded amortization of deferred stock compensation for the three and nine-month periods ended September 30, 2003 of $83, $60 of which was included in research and development expenses and $23 of which was included in general and administrative expenses in the statements of operations. At September 30, 2004, the Company had approximately $2,886 to be amortized over the remaining vesting periods of the stock options.

NOTE 3 — INITIAL PUBLIC OFFERING

     On February 6, 2004, GTx successfully completed an IPO of 5.4 million shares of common stock at an offering price to the public of $14.50 per share, resulting in net proceeds of $70,365. Upon the closing of the IPO, all outstanding shares of preferred stock, and accrued dividends thereon, were converted into 11,521,075 shares of common stock. At September 30, 2004, GTx had outstanding 24,656,923 shares of common stock.

NOTE 4 — ADJUSTMENT TO PREFERRED STOCK REDEMPTION VALUE

     The Company’s preferred stock was recorded at its redemption value. The per share redemption price was equal to the greater of liquidation value, which included accrued dividends, or the fair value calculated on an as-if converted to common stock basis. At December 31, 2003, the per share redemption value was determined based on the estimated projected midpoint of the range of the Company’s initial public offering price per common share of approximately $14.50 per share. At February 6, 2004, the date of the closing of the Company’s IPO and automatic conversion of all outstanding preferred stock, and accrued dividends thereon, into common stock (see Note 3), the market price for the Company’s common stock was $12.90 per share. Prior to conversion into common stock, the carrying value of the preferred stock and accrued dividends was adjusted to reflect the per share redemption value on the date of conversion resulting in a decrease in the carrying value of preferred stock of $17,125 and an offsetting increase in stockholders’ equity. The changes in redemption value affect the income (loss) attributable to common stockholders.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 5 — COLLABORATION, LICENSE AND CO-PROMOTION AGREEMENT

     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson, for andarine, our most advanced selective androgen receptor modulator (SARM) compound, and specified backup SARM compounds. Under the terms of the agreement, we received in April 2004 an up-front licensing fee and reimbursement of development expenses of the completed Phase Id clinical trial for andarine totaling $6,687. Additionally, we will receive licensing fees and milestone payments of up to $82,000 based on andarine and up to $45,000 for each additional licensed compound achieving specific clinical development decisions or obtaining regulatory approvals. All milestone payments are based on achievements prior to the commercial launch of andarine. Johnson & Johnson Pharmaceutical Research & Development will be responsible for further clinical development and related expenses for andarine and other licensed SARM compounds. Ortho Biotech will be responsible for commercialization and related expenses for andarine and other licensed SARM compounds. If andarine is approved for commercial sale, Ortho Biotech will exclusively market andarine in the United States and in markets outside the United States. Under the agreement, we have the option to co-promote andarine and the other licensed SARM compounds to urologists in the United States for indications specifically related to men’s health. We will receive up to double digit royalties on all United States and worldwide sales plus additional royalty payments in excess of 20% on all co-promoted sales generated from urologists in the United States.

     The up-front licensing fee and reimbursement of Phase Id clinical trial expenses for andarine totaling $6,687 are expected to be amortized into revenue on a straight-line basis through March 2009. The Company recognized revenue of $335 and $721 for the three months and nine months ended September 30, 2004, respectively, from the amortization of the up-front license fee and expense reimbursement. Additionally, the Company recognized revenue of $42 and $802 for the three and nine-month periods ended September 30, 2004, respectively, from the reimbursement of andarine development costs in accordance with this collaboration and license agreement. The reimbursement amount approximated the Company’s actual expenses which were recognized in the following periods: $298 in 2003, $354 in the first quarter of 2004, $108 in the second quarter of 2004, and $42 in the third quarter of 2004.

NOTE 6 — BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company computed net income (loss) per common share according to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires disclosure of basic and diluted earnings (loss) per share.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     The following table sets forth the computation of the Company’s basic and diluted net income (loss) per common share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004		2003
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$(5,125)	$(85,737)	$1,205		$(88,613)

Denominator:
Common stock outstanding at beginning of period	24,656,923	7,734,998	7,735,848		7,734,998
Conversion of preferred stock to common stock	—	—	10,007,357		—
Issuance of common stock in initial public offering	—	—	4,690,511		—
Other share activity	—	—	—		—

Weighted average shares used in computing basic net income (loss) per share	24,656,923	7,734,998	22,433,716	(1)	7,734,998

Basic net income (loss) per share attributable to common stockholders	$(0.21)	$(11.08)	$0.05		$(11.46)

(1)	The weighted average shares used in computing basic net income per share attributable to common stockholders for the nine months ended September 30, 2004 include 4,690,511 shares, which represent the weighted average effect during the period of the issuance of 5,400,000 shares of common stock for the Company’s IPO on February 6, 2004, and 10,007,357 shares, which represent the weighted average effect during the quarter of the issuance of 11,521,075 shares for the conversion of all preferred stock, and accrued dividends thereon, into common stock at the closing of the IPO. At September 30, 2004, the Company had outstanding 24,656,923 shares of common stock.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003		2004		2003
Diluted net loss per share
Numerator:
Net loss	$(5,125)	$(3,401	)(3)	$(15,465	)(2)	$(9,647	)(3)

Denominator:
Common stock outstanding at beginning of period	24,656,923	7,734,998		7,735,848		7,734,998
Conversion of preferred stock to common stock	—	—		11,456,905
Issuance of common stock in initial public offering	—	—		4,690,511		—
Other share activity	—	—		—		—

Weighted average shares used in computing diluted net loss per share	24,656,923	7,734,998		23,883,264		7,734,998

Diluted net loss per share attributable to common stockholders	$(0.21)	$(11.08)		$(0.65)		$(11.46)

(2)	Diluted net loss per share attributable to common stockholders is calculated as if the conversion of all preferred stock, and accrued dividends thereon, into shares of common stock occurred as of the beginning of the period. As a result, the diluted net loss per share attributable to common stockholders does not include accrued preferred stock dividends or the adjustments to preferred stock redemption value.

(3)	Diluted net loss per share attributable to common stockholders is not calculated as if the conversion of all preferred stock, and accrued dividends thereon, into shares of common stock occurred as of the beginning of the period because their inclusion would have an anti-dilutive effect on the net loss for the period.

GTx, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

     Outstanding options to purchase shares of common stock of 1,080,000 and 799,000 were excluded from the calculation of diluted loss per share attributable to common stockholders for the periods ended September 30, 2004 and 2003, respectively, as inclusion of the options would have an anti-dilutive effect on the net loss for the periods. Of the 1,080,000 options outstanding at September 30, 2004, 947,000 had an exercise price less than the market price of the common stock at September 30, 2004.

NOTE 7 — COMPREHENSIVE LOSS

     The Company has adopted the provisions of SFAS No. 130, Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive loss and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

NOTE 8 — STOCK SPLIT

     On January 14, 2004, the Company effected an 8.5-for-1 stock split of its common stock in the form of a stock dividend. All common stock share and per share amounts in these condensed financial statements have been adjusted retroactively to reflect the stock split.

NOTE 9 — 2004 OPTION PLANS

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

Forward-Looking Information is Subject to Risk and Uncertainty

     This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements related to potential future licensing fees and milestone and royalty payments and GTx’s current and anticipated clinical trials and research and development programs. These forward-looking statements are based upon GTx’s current expectations. Forward-looking statements involve risks and uncertainties. GTx’s actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks that neither GTx nor its collaboration partners will be able to commercialize its product candidates if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans; if third parties do not manufacture the Company’s product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of its product candidates would be delayed; use of third-party manufacturers may increase the risk that the Company will not have adequate supplies of its product candidates; if third parties on whom the Company relies do not perform as contractually required or expected, the Company may not be able to obtain regulatory approval for or commercialize its product candidates; the Company is dependent upon collaborative arrangements to complete the development and commercialization of some of its product candidates, and these collaborative arrangements may place the development of its product candidates outside its control, may require it to relinquish important rights or may otherwise be on terms unfavorable to the Company; and if the Company is not able to obtain required regulatory approvals, the Company will not be able to commercialize its product candidates. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. The annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2004 contains under the heading “Additional Factors That Might Affect Future Results,” a more comprehensive description of these and other risks to which GTx is subject. GTx expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     GTx is a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics for serious men’s health conditions. GTx’s drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens. GTx currently has two product candidates that are in human clinical trials. The company is developing ACAPODENE™, its most advanced product candidate, through clinical trials for two separate indications: (1) a planned pivotal Phase III clinical trial for the reduction in the incidence of prostate cancer in high risk men and (2) a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy for advanced prostate cancer. GTx is developing its second product candidate, andarine, and other specified backup compounds, with its partner, Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson. It is currently anticipated that andarine will be entering a Phase II clinical trial in 2005. GTx is developing another one of its SARMs, ostarine, for andropause. GTx has a deep pipeline generated from its own discovery program which includes specific product candidates prostarine, a SARM for benign prostatic hyperplasia or BPH, and andromustine, an anticancer drug, for hormone refractory prostate cancer.

GTx, Inc.
(in thousands, except share and per share data)

     On February 6, 2004, we successfully completed an initial public offering (IPO) of 5,400,000 shares of common stock at an offering price to the public of $14.50 per share resulting in net proceeds of $70,365. Upon the closing of the IPO, all outstanding shares of preferred stock, and accrued dividends thereon, were converted into 11,521,075 shares of common stock. At September 30, 2004, we had outstanding 24,656,923 shares of common stock.

     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson, for andarine, our most clinically advanced selective androgen receptor modulator (SARM) compound, and specified backup SARM compounds. Under the terms of the agreement, we received in April 2004 an up-front licensing fee and reimbursement of development expenses of the completed Phase Id clinical trial for andarine totaling $6,687. The up-front licensing fee and reimbursement of development expenses are expected to be amortized into revenue on a straight-line basis through March 2009. Additionally, we will receive licensing fees and milestone payments of up to $82,000 based on andarine and up to $45,000 for each additional licensed compound achieving specific clinical development decisions or obtaining regulatory approvals. All milestone payments are based on achievements prior to the commercial launch of andarine. Johnson & Johnson Pharmaceutical Research & Development will be responsible for further clinical development and related expenses for andarine and other licensed SARM compounds. Ortho Biotech will be responsible for commercialization and related expenses for andarine and other licensed SARM compounds. If andarine is approved for commercial sale, Ortho Biotech will exclusively market andarine in the United States and in markets outside the United States. Under the agreement, we have the option to co-promote andarine and the other licensed SARM compounds to urologists in the United States for indications specifically related to men’s health. We will receive up to double digit royalties on all United States and worldwide sales plus additional royalty payments in excess of 20% on all co-promoted sales generated from urologists in the United States.

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

     On June 4, 2004, GTx announced positive Phase IIb clinical trial results for its lead program ACAPODENE™. The ACAPODENE™ Phase IIb study was a double-blind, placebo-controlled, one-year clinical trial in 514 men with high grade PIN who are at high risk for prostate cancer. The primary endpoint was the incidence of prostate cancer. This is the largest prospective study to determine the natural history of patients with high grade PIN and supports the premise that high grade PIN patients have a high risk for developing prostate cancer. The study also suggests that ACAPODENE™ may be an effective agent in preventing prostate cancer. The objectives of the Phase IIb clinical trial were achieved. This Phase IIb clinical trial demonstrated that ACAPODENE™ 20mg can produce a clinically significant reduction of prostate cancer cumulative risk by one year with the incidence of prostate cancer being 24.4% with ACAPODENE™ 20mg compared to 31.2% with placebo. Furthermore, the data appears to suggest that the longer men with high grade PIN are treated with ACAPODENE™, the greater the likelihood that their risk of prostate cancer is reduced. This is evidenced by the fact that patients in the study who had a negative

GTx, Inc.
(in thousands, except share and per share data)

prostate cancer biopsy after 6 months of treatment had a risk reduction of 48% after a full 12 months of treatment with ACAPODENE™. The study demonstrated that ACAPODENE™ was well tolerated by patients compared to placebo. GTx is planning a pivotal Phase III clinical trial to confirm the positive findings of its Phase IIb study in the fourth quarter 2004 as per discussions with the Food and Drug Administration (FDA). The Company submitted a Special Protocol Assessment (SPA) for this trial.

     During the third quarter of 2004, GTx entered into a collaboration agreement with Tessera, Inc., a diagnostic lab. GTx will provide clinical samples to Tessera, from its completed Phase IIb ACAPODENE™ clinical trial for the prevention of prostate cancer in high risk men. This is the third collaboration that GTx has forged with diagnostic companies that have expertise in prostate cancer.

     Our net loss for the three-month and nine-month periods ended September 30, 2004 was $5,125 and $15,465, respectively. Our net loss was reduced by the recognition of collaboration revenue of $377 and $1,523 for the three-month and nine-month periods ended September 30, 2004, respectively. Collaboration revenue included $42 and $802, respectively, from the reimbursement of andarine development costs by Johnson & Johnson. The reimbursement amount approximated the Company’s actual expenses which were recognized in the following periods: $298 in 2003, $354 in the first quarter of 2004, $108 in the second quarter of 2004, and $42 in the third quarter of 2004. Through September 30, 2004, we have not generated any product revenue. We have financed our operations and internal growth almost exclusively through private placements of preferred stock and our recently completed initial public offering. We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals, establish sales and marketing capabilities and expand our operations.

     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 67% and 70% of our total operating expenses for the three months and nine months ended September 30, 2004, respectively. Research and development expenses include our expenses for: personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, and quality assurance activities.

     We expect that research and development expenditures will continue to increase during the remainder of the year and in subsequent years due to (1) the continuation of the pivotal Phase III clinical trial of ACAPODENE™ for the treatment of serious side effects of androgen deprivation therapy for advanced prostate cancer, (2) the planned commencement of a pivotal Phase III clinical trial of ACAPODENE™ for reduction in the incidence of prostate cancer in high risk men in the fourth quarter of 2004, (3) the continued preclinical development of other product candidates in the Company’s SARM program that are not included in our collaboration with Ortho Biotech, including ostarine and prostarine, (4) the continued preclinical development of other product candidates including andromustine, an anticancer drug, for hormone refractory prostate cancer, (5) the increase in research and development personnel, (6) the planned expansion of office and lab space in our corporate headquarters and (7) prelaunch educational activities. Under the terms of our collaboration with Ortho Biotech, Johnson & Johnson Pharmaceutical Research and Development will be responsible for future clinical development and expenses of andarine. We expect to expand the scope of our drug discovery and development programs in future periods, which may result in substantial increases in research and development expenses.

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

GTx, Inc.
(in thousands, except share and per share data)

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

Revenue Recognition

     In connection with our collaboration with Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson (J&J), we recognize revenue from non-refundable, up-front license fees, milestone payments, and reimbursement of development expenses not specifically tied to a separate earnings process ratably over the term of the collaboration, license and related agreements, generally the development period. When the period of deferral cannot be specifically identified from the agreement, our management estimates the development period. The estimated development period is based on the attainment of a particular goal and is determined based on the estimated time required to achieve that goal considering experience with similar projects, the level of effort and the development stage of the project. We continually review these estimates which could result in a change in the deferral period and which might impact the timing and the amount of revenue recognized. When payments are specifically tied to a separate earnings process, we will recognize revenue when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. To date, we have received $6,687 as an initial license fee and reimbursement of development expenses for andarine from J&J. We will amortize this initial license fee and expense reimbursement over the estimated development period which we currently estimate to be five years. During the three months and nine months ended September 30, 2004, we recognized $335 and $721, respectively, of license fee revenue. At September 30, 2004, we had $1,338 of current deferred revenue and $4,628 of long-term deferred revenue both related to unamortized license fees on our balance sheet.

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

GTx, Inc.
(in thousands, except share and per share data)

     Revenues derived from reimbursements of costs associated with the development of andarine are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). According to the criteria established by this EITF Issue, in transactions where the Company acts as a principal, has discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

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

Deferred Stock Compensation

     In anticipation of the Company’s IPO on February 6, 2004, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise price for stock options issued to employees from June 30, 2003 to December 31, 2003. Accordingly, the Company recorded non-cash deferred stock based compensation expense of $4,055 in 2003, and is amortizing the related expense over the service period, which is generally five years. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is included as a reduction of stockholders’ equity and is being amortized on the straight-line basis. We recorded amortization of deferred stock compensation

GTx, Inc.
(in thousands, except share and per share data)

of approximately $185 and $619 for the three and nine-month periods ended September 30, 2004, respectively. Of these amounts, $133 and $397 for the respective periods were included in research and development expenses and $52 and $222, respectively, were included in general and administrative expenses in our statement of operations. We recorded amortization of deferred stock compensation for the three and nine month periods ended September 30, 2003 of $83, $60 of which was included in research and development expenses and $23 of which was included in general and administrative expenses in the statement of operations. At September 30, 2004, we had approximately $2,886 to be amortized over the remaining vesting periods of the stock options.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue

     We recognized collaboration revenue of $377 for the three months ended September 30, 2004. Collaboration revenue included $335 of revenue recognized from the amortization of the up-front license fee received in April 2004 in connection with the collaboration and license agreement with Ortho Biotech Products L.P. In addition, revenue for the third quarter of 2004 included revenue from the reimbursement of andarine development costs under our collaboration and license agreement of $42. No revenue was recognized for the three months ended September 30, 2003.

Research and Development Expenses

     Research and development expenses increased by $1,439 to $3,859 for the three months ended September 30, 2004 from $2,420 for the three months ended September 30, 2003. The increase in research and development expenses included a planned increase in expenditures of approximately $1,041 related to the pivotal Phase III clinical trial of ACAPODENE™ for the treatment of serious side effects of androgen deprivation therapy for advanced prostate cancer. In addition, we incurred additional expenses of $380 related to the continued clinical development of andarine and continued preclinical development of other selective androgen receptor modulator (SARM) compounds, including ostarine. We also increased research and development spending on other product candidates including andromustine by approximately $310. These increases were offset by a reduction in clinical trial expenses for the Phase IIb clinical trial of ACAPODENE™ for the reduction of prostate cancer in men with high grade PIN of $292 which was completed during the quarter.

General and Administrative Expenses

     General and administrative expenses increased during the three months ended September 30, 2004 to $1,781 from $928 for the three months ended September 30, 2003. The increase of $853 was primarily the result of increases in personnel costs, insurance costs, intellectual property related fees, marketing and investor relations costs, professional fees and other administrative costs to support the planned growth of our business, as well as additional expenses associated with operating as a public company.

Interest Income

     Interest income increased to $270 for the three months ended September 30, 2004 from $36 for the three months ended September 30, 2003. The increase was attributable to higher average cash and cash equivalents balances during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, resulting from the IPO net proceeds of $70,365 received on February 6, 2004, the net proceeds of $19,986 received in August 2003 from the issuance of Series E preferred stock and the $6,687 license fee and expense reimbursement received from Ortho Biotech in April 2004.

GTx, Inc.
(in thousands, except share and per share data)

Adjustment to Preferred Stock Redemption Value

     The adjustment to the preferred stock redemption value consists of the amount of the change in the redemption value, which is the greater of the liquidation value or fair value, of the preferred stock. For the three months ended September 30, 2003, the amount of the adjustment to the preferred stock redemption value was an increase of $81,402 with an offsetting decrease to net income attributable to common stockholders. The increase in the redemption value for the three months ended September 30, 2003 was the result of the achievement of significant milestones and clinical trials, general market conditions, and was made in connection with our anticipated initial public offering. No adjustment to the preferred stock redemption value was recorded for the three months ended September 30, 2004 as all outstanding preferred stock was converted to common stock on February 6, 2004. See “Critical Accounting Policies and Significant Judgments and Estimates — Preferred Stock Redemption Value.”

Nine Months Ended September 30, 2004 and 2003

     Revenue

     We recognized collaboration revenue of $1,523 for the nine months ended September 30, 2004. Collaboration revenue included $721 of revenue recognized from the amortization of the up-front license fee received in April 2004 in connection with the collaboration and license agreement with Ortho Biotech Products L.P. In addition, revenue for the first nine months of 2004 included revenue from the reimbursement of andarine development costs under our collaboration and license agreement of $802. No revenue was recognized for the nine months ended September 30, 2003.

     Research and Development

     Research and development expenses increased by $5,211 to $12,334 for the nine months ended September 30, 2004 from $7,123 for the nine months ended September 30, 2003. The increase in research and development expenses included a planned increase in expenditures of approximately $3,069 related to the pivotal Phase III clinical trial of ACAPODENE™ for the treatment of serious side effects of androgen deprivation therapy for advanced prostate cancer. In addition, we incurred additional expenses of $1,825 related to the continued clinical development of andarine and continued preclinical development of other SARM compounds including ostarine. We also increased research and development spending on other product candidates including andromustine by approximately $860. These increases were offset by a reduction of $543 in clinical trial expenses for the Phase IIb clinical trial of ACAPODENE™ for the reduction of prostate cancer in men with high grade PIN which was completed during the period.

     General and Administrative

     General and administrative expenses increased during the first nine months of 2004 to $4,966 from $2,339 for the first nine months of 2003. The increase of $2,627 was primarily the result of increases in personnel costs, insurance costs, intellectual property related fees, marketing and investor relations costs, professional fees and other administrative costs to support the planned growth of our business, as well as additional expenses associated with operating as a public company.

     Interest Income

     Interest income increased to $632 for the nine months ended September 30, 2004 from $79 for the nine months ended September 30, 2003. The increase was attributable to higher average cash and cash equivalents balances during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, resulting from the IPO net proceeds of $70,365 received on February 6, 2004, the net proceeds of $19,986 received in August 2003 from the issuance of Series E preferred stock and the $6,687 license fee and expense reimbursement received from Ortho Biotech in April 2004.

GTx, Inc.
(in thousands, except share and per share data)

     Adjustment to Preferred Stock Redemption Value

     The adjustment to the preferred stock redemption value for the nine months ended September 30, 2004 was a decrease of $17,125 with an offsetting increase to net income attributable to common stockholders of $17,125. Our preferred stock was recorded at its redemption value. The per share redemption price was equal to the greater of liquidation value, which included accrued dividends, or the fair value calculated on an as-if converted to common stock basis. At December 31, 2003, the per share redemption value was determined based on the estimated projected midpoint of the range of our initial public offering price per common share of approximately $14.50 per share. At February 6, 2004, the date of the closing of the Company’s IPO and automatic conversion of all outstanding preferred stock, and accrued dividends thereon, into common stock, the market price for our common stock was $12.90 per share. Prior to conversion into common stock, the carrying value of the preferred stock and accrued dividends was adjusted to reflect the per share redemption value on the date of conversion resulting in a decrease in the carrying value of preferred stock of $17,125 and an offsetting increase in net income attributable to common stockholders. The adjustment to the preferred stock redemption value for the nine months ended September 30, 2003 was an increase of $76,666 with an offsetting decrease to net income attributable to common stockholders. The increase in the redemption value for the nine month period ended September 30, 2003 was the result of the achievement of significant milestones and clinical trials, general market conditions, and was made in connection with our anticipated initial public offering.

Liquidity and Capital Resources

     At September 30, 2004, we had cash and cash equivalents of $76,095, compared to $14,769 at December 31, 2003. On February 6, 2004, we successfully completed an initial public offering of 5,400,000 shares of common stock at an offering price to the public of $14.50 per share, resulting in net proceeds of $70,365.

     Net cash used in operating activities was $9,049 and $9,063 for the nine months ended September 30, 2004 and 2003, respectively. The use of cash in both periods resulted primarily from funding our net losses. Net cash used in operating activities for the nine months ended September 30, 2004 was reduced by the up-front license fee and reimbursement of development expenses in connection with our collaboration with Ortho Biotech Products, L.P., which is being amortized as income over the development period.

     Net cash used in investing activities was $1,028 and $60 for the nine months ended September 30, 2004 and 2003, respectively. The use of cash in both periods was primarily for the purchase of research and development and office equipment. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $1,050 for the remaining three months of 2004.

     Net cash provided by financing activities, was $71,403 and $19,986 for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities for the nine months ended September 30, 2004 reflected the proceeds from the Company’s IPO, which closed February 6, 2004, less underwriters’ commission and offering expenses paid during the period and did not include offering expenses paid in 2003 of $1,038. Net cash provided by financing activities for the nine months ended September 30, 2003 reflected the net proceeds received in August 2003 from the issuance of Series E Preferred Stock.

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

GTx, Inc.
(in thousands, except share and per share data)

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

     We have carried out an evaluation, under the supervision and with the participation of our management, including, our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

     None.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company’s common stock began trading on The Nasdaq National Market under the trading symbol “GTXI” on February 3, 2004. The Company sold 5,400,000 shares of common stock in our initial public offering at $14.50 per share. The Company’s Registration Statement on Form S-1 (333-109700) was declared effective by the SEC on

February 2, 2004. The offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. The aggregate gross proceeds from the shares of common stock sold were $78,300. The Company paid the underwriters a commission of $5,481 and incurred offering expenses of $2,454. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of $70,365. From the time of receipt through September 30, 2004, we have invested the net proceeds in short-term securities. In addition, approximately $7,784 of the proceeds were used to fund our operations through September 30, 2004 and approximately $1,002 of the proceeds were used for capital expenditures. We plan to use the balance of the proceeds of the IPO to fund our clinical trials and other research and development activities and for general corporate purposes. In addition, we may use a portion of the net proceeds to acquire equipment, products, technologies or businesses, although we currently have no binding commitments or agreements relating to any of these types of transactions.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS

      (a)          Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(1)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(1)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(1)
4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(1)
10.1	Genotherapeutics, Inc. 1999 Stock Option Plan(1)
10.2	GTx, Inc. 2000 Stock Option Plan(1)
10.3	GTx, Inc. 2001 Stock Option Plan(1)
10.4	GTx, Inc. 2002 Stock Option Plan(1)
10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement(1)
10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(1)
10.7	Reserved
10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(1)
10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(1)
10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(1)
10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(1)
10.12	Form of Indemnification Agreement(1)
10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(1)
10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(1)

      (a)          Exhibits

Number	Description
10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(1)
10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(1)
10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)
10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)
10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services(1)
10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation(1)
10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation(1)
10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation(1)
10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(1)
10.24†	Joint Collaboration and License Agreement dated March 16, 2004, between Registrant and Ortho Biotech Products, L.P.(3)
14.1	Code of Ethics(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004 filed May 7, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: November 12, 2004	By:	/s/ Mitchell S. Steiner

Mitchell S. Steiner, Chief Executive Officer

Date: November 12, 2004	By:	/s/ Mark E. Mosteller

Mark E. Mosteller, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(1)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(1)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(1)
4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(1)
10.1	Genotherapeutics, Inc. 1999 Stock Option Plan(1)
10.2	GTx, Inc. 2000 Stock Option Plan(1)
10.3	GTx, Inc. 2001 Stock Option Plan(1)
10.4	GTx, Inc. 2002 Stock Option Plan(1)
10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement(1)
10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(1)
10.7	Reserved
10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(1)
10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(1)
10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(1)
10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(1)
10.12	Form of Indemnification Agreement(1)
10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(1)
10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(1)
10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(1)
10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(1)
10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)
10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)
10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services(1)
10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation(1)
10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation(1)
10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation(1)
10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(1)
10.24†	Joint Collaboration and License Agreement dated March 16, 2004, between Registrant and Ortho Biotech, L.P.(3)
14.1	Code of Ethics(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004 filed May 7, 2004