Form 10-K/A
period 2004-12-31
GTX INC /DE/
filed 2005-03-31
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

Commission file number 005-79588

GTx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1715807

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3 N. Dunlap Street
Van Vleet Building
Memphis, Tennessee	38163

(Address of principal executive offices)	(Zip Code)

(901) 523-9700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

EXPLANATORY NOTE
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

EXPLANATORY NOTE

     GTx, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 24, 2005 (the “Annual Report”) to amend and restate Item 15 Exhibit Index to the Annual Report for the purpose of including the Joint Collaboration and License Agreement dated March 16, 2004, between the Registrant and Ortho Biotech Products, L.P., which was inadvertently omitted from the Annual Report to evidence its previous filing and to renumber the Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (filed as Exhibit 10.24), and the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (filed as Exhibit 10.25), including footnotes.

1

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (b) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(1)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(1)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(1)
4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(1)
10.1	Genotherapeutics, Inc. 1999 Stock Option Plan(1)
10.2	GTx, Inc. 2000 Stock Option Plan(1)
10.3	GTx, Inc. 2001 Stock Option Plan(1)
10.4	GTx, Inc. 2002 Stock Option Plan(1)
10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement(1)
10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(1)
10.7	Reserved
10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(1)
10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(1)
10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(1)
10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(1)
10.12	Form of Indemnification Agreement(1)
10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(1)
10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(1)
10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(1)
10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(1)
10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)
10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)
10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services(1)
10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation(1)
10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation(1)
10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation(1)
10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(1)
10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P.(3)
10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation
10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation
14.1	Code of Ethics(2)
13.1	Annual Report to Shareholders

2

Number	Description
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004 filed May 7, 2004.

(c)	None

3

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTx, Inc.
By	/s/ Mark E. Mosteller Mark E. Mosteller, CPA Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 31, 2005

4