Form 10-Q
period 2005-06-30
GTX INC /DE/
filed 2005-07-27
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

     As of July 27, 2005, 24,664,716 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION

GTx, Inc.

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,082	$64,528
Inventory	241	448
Prepaid expenses and other current assets	1,577	1,176

Total current assets	49,900	66,152
Property and equipment, net	1,843	1,537
Purchased intangible assets, net	5,027	4,943
Other assets	956	450

Total assets	$57,726	$73,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,875	$900
Accrued expenses	4,595	2,617
Deferred revenue	1,337	1,337

Total current liabilities	8,807	4,854
Deferred revenue	3,626	4,295
Capital lease obligation	21	24
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 24,664,716 shares issued and outstanding at June 30, 2005 and December 31, 2004	25	25
Deferred stock compensation	(2,286)	(2,701)
Additional paid-in capital	224,063	224,015
Accumulated deficit	(176,530)	(157,430)

Total stockholders’ equity	45,272	63,909

Total liabilities and stockholders’ equity	$57,726	$73,082

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product sales, net	$1,492	$—	$1,845	$—
Collaboration revenue	335	334	669	386
Reimbursement of development costs	—	760	—	760

Total revenue	1,827	1,094	2,514	1,146
Costs and expenses:
Costs of goods sold	920	—	1,165	—
Research and development expenses	8,639	4,224	15,965	8,635
General and administrative expenses	2,642	1,601	5,162	3,213

Total costs and expenses	12,201	5,825	22,292	11,848

Loss from operations	(10,374)	(4,731)	(19,778)	(10,702)
Interest income	354	212	678	362

Net loss	(10,020)	(4,519)	(19,100)	(10,340)

Accrued preferred stock dividends	—	—	—	(455)
Adjustments to preferred stock redemption value	—	—	—	17,125

Net (loss) income attributable to common stockholders	$(10,020)	$(4,519)	$(19,100)	$6,330

Net (loss) income per share attributable to common stockholders:
Basic	$(0.41)	$(0.18)	$(0.77)	$0.30

Diluted	$(0.41)	$(0.18)	$(0.77)	$(0.44)

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	24,664,716	24,656,923	24,664,716	21,309,897

Diluted	24,664,716	24,656,923	24,664,716	23,524,621

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,100)	$(10,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	188
Stock-based compensation expense	408	434
Deferred revenue amortization	(669)	(386)
Changes in assets and liabilities:
Inventory	207	88
Prepaid expenses and other current assets	(401)	(1,761)
Other assets	(506)	(231)
Accounts payable	1,975	717
Accrued expenses	2,033	688
Deferred revenue	—	6,687

Net cash used in operating activities	(15,565)	(3,916)

Cash flows from investing activities:
Purchases of property and equipment	(643)	(812)
Purchases of intangible assets	(235)	—

Net cash used in investing activities	(878)	(812)

Cash flows from financing activities:
Proceeds from initial public offering	—	71,403
Payments on capital lease obligation	(3)	—

Net cash (used in) provided by financing activities	(3)	71,403

Net (decrease) increase in cash and cash equivalents	(16,446)	66,675
Cash and cash equivalents, beginning of period	64,528	14,769

Cash and cash equivalents, end of period	$48,082	$81,444

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividends	$—	$455

Preferred stock adjustment to redemption value	$—	$17,125

Deferred initial public offering costs reclassified to additional paid-in capital	$—	$1,471

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
(in thousands, except share and per share data)

Notes to Unaudited Condensed Financial Statements
June 30, 2005

1. BUSINESS AND BASIS OF PRESENTATION

     Business – GTx, Inc. (the “Company” or “GTx”) is a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics for cancer and other serious men’s health conditions. GTx’s drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens, two essential classes of hormones.

     Basis of Presentation – The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of future results that may be expected for the year ending December 31, 2005.

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

GTx, Inc.
(in thousands, except share and per share data)

Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets and has determined that there was no impairment as of June 30, 2005. Should there be impairment in the future, the Company would recognize the amount of the impairment based on the expected future cash flows from the impaired assets. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Purchased Intangible Assets

     The Company accounts for its purchased intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that purchased intangible assets with finite lives be amortized over their estimated economic lives. The Company’s purchased intangible asset, a license fee, represents the value of a license and supply agreement purchased by the Company. The license fee is being amortized on a straight-line basis over the term of the agreement, which the Company estimates to be 16 years. Other purchased intangible assets represent the costs incurred to acquire software used by the Company. The Company amortizes the cost of purchased software on a straight-line basis over the estimated useful lives of the software, generally three years.

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and capital lease obligation approximate their fair value.

Income Taxes

     The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At June 30, 2005 and December 31, 2004, net of the valuation allowance, the net deferred tax assets were reduced to zero.

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

     Revenues from collaboration and license agreements are recognized based on the performance requirements of the agreement. Non-refundable, up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation.

     Revenues derived from reimbursements of costs associated with the development of andarine are recorded in compliance with Emerging Issues Task Force (“EITF”) EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). According to the criteria established by EITF 99-19, in transactions where the Company acts as a principal, has discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

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

Patent Costs

     The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company’s condensed statements of operations.

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

GTx, Inc.
(in thousands, except share and per share data)

     SFAS No. 123 requires pro forma disclosure of net loss attributable to common stockholders, assuming all stock options were valued on the date of grant using the minimum value option pricing model for stock options granted prior to the Company’s initial public offering (IPO) in February 2004 and using the Black-Scholes option-pricing model for stock options granted after the IPO. The following weighted average assumptions were used for 2005 and 2004, respectively: risk free interest rates of 3.8% and 4.0%, expected volatility of 56.3% and 60.6%, no expected dividend yield, and expected option life of 6 years. If compensation cost for stock-based compensation plans had been determined under SFAS No. 123, the Company’s net (loss) income attributable to common stockholders would have been the pro forma amounts indicated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income attributable to common stockholders, as reported	$(10,020)	$(4,519)	$(19,100)	$6,330
Add: Deferred compensation amortization included in reported net (loss) income	159	184	344	434
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(415)	(319)	(825)	(596)

Pro forma net (loss) income attributable to common stockholders	$(10,276)	$(4,654)	$(19,581)	$6,168

Pro forma SFAS No. 123 disclosure:
Net (loss) income per share attributable to common stockholders as reported:
Basic	$(0.41)	$(0.18)	$(0.77)	$0.30

Diluted	$(0.41)	$(0.18)	$(0.77)	$(0.44)

Net (loss) income per share attributable to common stockholders pro forma:
Basic	$(0.42)	$(0.19)	$(0.79)	$0.29

Diluted	$(0.42)	$(0.19)	$(0.79)	$(0.45)

Deferred Stock Compensation

     In anticipation of the Company’s IPO on February 6, 2004, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise price for stock options issued to employees from June 30, 2003 to December 31, 2003. Accordingly, the Company recorded non-cash deferred stock-based compensation expense of $4,055 in 2003, and is amortizing the related expense over the service period, which is generally five years. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of the Company’s common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is included as a reduction of stockholders’ equity and is being amortized on the straight-line basis. The Company recorded amortization of deferred stock compensation of approximately $159 and $184 for the three months ended June 30, 2005 and 2004, respectively. Of

GTx, Inc.
(in thousands, except share and per share data)

these amounts, $107 and $133 for the respective periods were included in research and development expenses and $52 and $51, respectively, were included in general and administrative expenses in the condensed statements of operations. The Company recorded amortization of deferred stock compensation of approximately $344 and $434 for the six months ended June 30, 2005 and 2004, respectively. Of these amounts, $239 and $266 were included in research and development expenses and $105 and $168 were included in general and administrative expenses in the condensed statements of operations.

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

GTx, Inc.
(in thousands, except share and per share data)

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

4. COLLABORATION, LICENSE AND CO-PROMOTION AGREEMENT

     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech Products L.P., a wholly owned subsidiary of Johnson & Johnson, for andarine, one of our selective androgen receptor modulator (SARM) compounds, and specified backup SARM compounds. Under the terms of the agreement, we received in April 2004 an up-front licensing fee and reimbursement of development expenses for andarine totaling $6,687. Additionally, we will receive licensing fees and milestone payments of up to $82,000 based on andarine and up to $45,000 for each additional licensed compound achieving specific clinical development decisions or obtaining regulatory approvals. All milestone payments are based on achievements prior to the commercial launch of andarine. Johnson & Johnson Pharmaceutical Research & Development will be responsible for further clinical development and related expenses for andarine and other licensed backup SARM compounds. Ortho Biotech will be responsible for commercialization and related expenses for andarine and other licensed backup SARM compounds. If andarine is approved for commercial sale, Ortho Biotech will exclusively market andarine in the United States and in markets outside the United States. Under the agreement, we have the option to co-promote andarine to urologists in the United States for indications specifically related to men’s health. We will receive up to double digit royalties on all United States and worldwide sales plus additional royalty payments in excess of 20% on all co-promoted sales generated from urologists in the United States.

     The up-front licensing fee and reimbursement of expenses recorded as deferred revenue in the condensed balance sheets are expected to be amortized into collaboration revenue on a straight-line basis through March 2009. The Company recognized collaboration revenue of $335 and $334 for the three months ended June 30, 2005 and 2004, respectively, and $669 and $386 for the six months ended June 30, 2005 and 2004, respectively, from the amortization of the deferred revenue. Additionally, the Company recognized $760 in the second quarter and first six months of 2004 from the reimbursement of andarine development costs from Ortho Biotech Products, L.P.

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

GTx, Inc.
(in thousands, except share and per share data)

     The following table sets forth the computation of the Company’s basic and diluted net (loss) income per common share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net (loss) income per share
Numerator:
Net (loss) income attributable to common stockholders	$(10,020)	$(4,519)	$(19,100)	$6,330

Denominator:
Common stock outstanding at beginning of period	24,664,716	24,656,923	24,664,716	7,735,848
Conversion of preferred stock to common stock	—	—	—	9,242,181
Issuance of common stock in initial public offering	—	—	—	4,331,868
Other share activity	—	—	—	—

Weighted average shares used in computing basic net (loss) income per share	24,664,716	24,656,923	24,664,716	21,309,897

Basic net (loss) income per share attributable to common stockholders	$(0.41)	$(0.18)	$(0.77)	$0.30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Diluted net loss per share
Numerator:
Net loss	$(10,020)	$(4,519)	$(19,100)	$(10,340)

Denominator:
Common stock outstanding at beginning of period	24,664,716	24,656,923	24,664,716	7,735,848
Conversion of preferred stock to common stock	—	—	—	11,456,905
Issuance of common stock in initial public offering	—	—	—	4,331,868
Other share activity	—	—	—	—

Weighted average shares used in computing diluted net loss per share	24,664,716	22,656,923	24,664,716	23,524,621

Diluted net loss per share attributable to common stockholders	$(0.41)	$(0.18)	$(0.77)	$(0.44)

     Outstanding options to purchase shares of common stock of 1,238,374 and 961,750 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods ended June 30, 2005 and 2004, respectively, as inclusion of the options would have an anti-dilutive effect on the net loss for the periods. Of the 1,238,374 options outstanding at June 30, 2005, 973,374 had an exercise price less than the market price of the common stock at June 30, 2005.

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

     You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. The annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 24, 2005 contains under the heading “Additional Factors That Might Affect Future Results,” a more comprehensive description of these and other risks to which GTx is subject. GTx expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

GTx, Inc.
(in thousands, except share and per share data)

OVERVIEW

     GTx is a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics for cancer and other serious men’s health conditions. Our lead drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens, two essential classes of hormones.

     We have four clinical programs. We are developing ACAPODENE® (toremifene citrate) for two separate indications in men: (1) a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy (ADT) for advanced prostate cancer and (2) a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men. In our third clinical program, we and our partner, Ortho Biotech Products, L.P. (Ortho Biotech), a subsidiary of Johnson & Johnson, are developing andarine, a selective androgen receptor modulator (SARM) for cancer cachexia. We are working with Ortho Biotech to progress andarine into a Phase II clinical trial. In our fourth clinical program, we are developing our second SARM, ostarine, for andropause and other chronic wasting conditions related to aging, including frailty and sarcopenia.

     In addition, we have an extensive preclinical pipeline generated from our own discovery program, which includes the specific product candidate prostarine, a SARM for benign prostatic hyperplasia (BPH), and andromustine, an anticancer drug candidate, for hormone refractory prostate cancer.

     We also have a marketed product, FARESTON® (toremifene citrate 60mg) tablets, for the treatment of metastatic breast cancer. In January 2005, we acquired from Orion Corporation the rights to distribute FARESTON for the treatment of metastatic breast cancer in the United States and a license to toremifene for all indications worldwide except breast cancer outside the United States. FARESTON has been commercially available for over 15 years. The active pharmaceutical ingredient in FARESTON is the same as in ACAPODENE, but at a different dose.

     In January 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE for the prevention of prostate cancer in men with high grade PIN based on the positive data from our Phase IIb clinical trial for ACAPODENE in men with diagnosed high grade prostatic intraepithelial neoplasia, or high grade PIN. We held an investigators meeting for approximately 100 United States clinical sites for the Phase III PIN trial. The pivotal Phase III trial is a double blind, placebo controlled, multicenter study. Patients with high grade PIN, the precancerous lesion in prostate cancer, will be randomized into two treatment groups: 20 mg toremifene or placebo. The primary endpoint of the clinical trial is the incidence of prostate cancer. We submitted our plan for the pivotal Phase III clinical trial to the FDA in October 2004 under a Special Protocol Assessment (SPA). An SPA, which is provided for in the Food and Drug Administration Modernization Act, allows a sponsor to obtain a written agreement from the FDA on the evaluation of issues related to the adequacy of the design of proposed clinical protocols. We have filed a revised SPA in response to the FDA’s input to our initial filing.

GTx, Inc.
(in thousands, except share and per share data)

     In March 2005, we successfully completed a Phase I single ascending dose clinical trial and in April 2005, we initiated a Phase I multiple ascending dose clinical trial for ostarine, our second SARM compound to be moved from discovery into clinical trials. Ostarine is a nonsteroidal SARM that is designed to have positive anabolic effects without having an impact on the prostate and is being developed for andropause and other chronic wasting conditions related to aging, including frailty and sarcopenia.

     As people age they undergo hormonal and metabolic changes. Each year after age 30, people gain an average of a pound of fat and lose a half a pound of muscle. Men may lose 50% of muscle between the ages of 30 and 90. Muscle provides strength and endurance and supports the skeletal system, and loss of muscle can cause frailty and loss of independence. In addition, muscle loss can worsen other conditions such as osteoarthritis and osteoporosis. There are 17 million Americans over the age of 75 who suffer from sarcopenia, and currently there are no approved treatment options available.

     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, for andarine, a SARM, and specified backup compounds. Under the terms of the agreement, we received an up-front licensing fee and reimbursement of expenses totaling $6,687. The up-front licensing fee and expense reimbursement are expected to be amortized into revenue on a straight-line basis through March 2009. Additionally, we will receive licensing fees and milestone payments of up to $82,000 based on andarine and up to $45,000 for each additional licensed compound achieving specific clinical development decisions or obtaining regulatory approvals. All milestone payments are based on achievements prior to the commercial launch of andarine. Johnson & Johnson Pharmaceutical Research & Development will be responsible for further clinical development and related expenses for andarine and other licensed backup SARM compounds. Ortho Biotech will be responsible for commercialization and related expenses for andarine and other licensed backup SARM compounds. If andarine is approved for commercial sale, Ortho Biotech will exclusively market andarine in the United States and in markets outside the United States. Under the agreement, we have the option to co-promote andarine to urologists in the United States for indications specifically related to men’s health. We will receive up to double digit royalties on all United States and worldwide sales plus additional royalty payments in excess of 20% on all co-promoted sales generated from urologists in the United States.

     Our net loss for the six month period ended June 30, 2005 was $19,100. Our net loss was reduced by FARESTON product sales of $1,845 and the recognition of collaboration revenue of $669 for the six months ended June 30, 2005. We have financed our operations and internal growth almost exclusively through private placements of preferred stock and our initial public offering. We expect to

GTx, Inc.
(in thousands, except share and per share data)

continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals, establish sales and marketing capabilities and expand our operations.

     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 76% of our total operating expenses for the six months ended June 30, 2005. Research and development expenses include our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, and quality assurance activities.

     We expect that research and development expenditures will continue to increase during the remainder of the year and in subsequent years due to (1) the continuation of the pivotal Phase III clinical trial of ACAPODENE for the treatment of serious side effects of androgen deprivation therapy for advanced prostate cancer, (2) the pivotal Phase III clinical trial of ACAPODENE for the prevention of prostate cancer in high risk men, (3) the continued clinical development of ostarine, (4) the continued development of other product candidates in the Company’s SARM program that are not included in our collaboration with Ortho Biotech, including prostarine, (5) the continued preclinical development of other drug candidates including andromustine, an anticancer drug, for hormone refractory prostate cancer and other research development efforts, and (6) the increase in research and development personnel. Under the terms of our collaboration with Ortho Biotech, Johnson & Johnson Pharmaceutical Research and Development will be responsible for future clinical development and expenses of andarine. We expect to expand the scope of our drug discovery and development programs in future periods, which may result in substantial increases in research and development expenses.

     General and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, legal, human resources, information technology, public relations and marketing functions. Other costs include facility costs not otherwise included in research and development expense, travel expenses, insurance costs, marketing expenses, patent costs and professional fees for accounting and public relations services. We expect that our general and administrative expenses will increase as we add personnel, facilities and infrastructures to support the planned growth of our business as well as additional expenses associated with operating as a public company.

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

     While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

     We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. We estimated the performance obligation period to be five years for the development of andarine. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain, and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continuously monitor these factors for indications of appropriate revisions.

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

Patent Costs

     The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in our condensed statements of operations.

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

Deferred Stock Compensation

     In anticipation of our IPO on February 6, 2004, we determined that, for financial reporting purposes, the estimated value of our common stock was in excess of the exercise price for stock options issued to employees from June 30, 2003 to December 31, 2003. Accordingly, we recorded non-cash deferred stock-based compensation expense of $4,055 in 2003, and are amortizing the related expense over the service period, which is generally five years. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is included as a reduction of stockholders’ equity and is being amortized on a straight-line basis.

Purchased Intangible Assets

     We account for our purchased intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that purchased intangible assets with finite lives be amortized over their estimated economic lives. Our purchased intangible asset, a license fee, represents a license fee paid to Orion in connection with entering into an Amended and Restated License and Supply Agreement. The license fee is being amortized on a straight-line basis over the term of the agreement which we estimate to be 16 years. Other purchased intangible assets represent the costs incurred to acquire software used by us. We amortize the cost of purchased software on a straight-line basis over the estimated useful lives of the software, generally three years. We use a discounted cash flow model to value our license fee. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, and the cost of capital. Each of these factors can significantly affect the value of the license fee. We review our license fee for impairment on a periodic basis using an undiscounted net cash flows approach. If the undiscounted cash flows of our license fee are less than its carrying value, it is written down to the discounted cash flow value. If we are unsuccessful in obtaining regulatory approval for ACAPODENE, we may not be able to recover the carrying amount of our license fee.

GTx, Inc.
(in thousands, except share and per share data)

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenues

     Revenues for the three months ended June 30, 2005 were $1,827 as compared to $1,094 for the same period of 2004. Revenues included net sales of FARESTON marketed for the treatment of metastatic breast cancer. FARESTON net sales were $1,492 while cost of goods sold was $920. Revenues also included collaboration income of $335 and $334 for the three months ended June 30, 2005 and 2004, respectively, from our partner Ortho Biotech, a subsidiary of Johnson and Johnson, for andarine, one of our proprietary SARM compounds. Revenues for the second quarter of 2004 also included $760 related to the reimbursement of andarine development costs received from Ortho Biotech.

Research and Development Expenses

     Research and development expenses increased by $4,415 to $8,639 for the three months ended June 30, 2005 from $4,224 for the same period of 2004. The net increase in research and development expenses by R&D program are as follows:

	Product			Increase
	Candidate/	Development		(Decrease)
Program	Indication	Phase	Status	in R&D Expense
				(in thousands)
SERM	ACAPODENE
	Prevention of prostate cancer in men with high grade PIN	Pivotal Phase III clinical trial	Phase III trial initiated in the first quarter of 2005	$809

	Side effects of androgen deprivation therapy	Pivotal Phase III clinical trial	Phase III trial initiated in the fourth quarter of 2003	1,968

SARM	Andarine
	Cachexia from various types of cancer	Four Phase I clinical trials completed	Planning Phase II trial	(45)

	Ostarine
	Andropause and other chronic wasting conditions related to aging, including frailty and sarcopenia	Phase I	Phase I single ascending dose (SAD) trial completed in the first quarter of 2005. Phase I multiple ascending dose (MAD) trial to be completed in the third quarter of 2005. Planning Phase II trial in the fourth quarter of 2005.	528

Other research and development		Preclinical	Preclinical studies	1,155

Total increase in research and development expenses				$4,415

GTx, Inc. (in thousands, except share and per share data)

General and Administrative Expenses

     General and administrative expenses increased during the three months ended June 30, 2005 to $2,642 from $1,601 for the three months ended June 30, 2004. The increase of $1,041 was primarily the result of increased personnel costs, insurance costs, patent costs, medical education costs, professional fees and other administrative costs to support the Company’s planned growth.

Interest Income

     Interest income increased to $354 for the three months ended June 30, 2005 from $212 for the three months ended June 30, 2004. The increase was attributable to higher average interest rates during the three months ended June 30, 2005, as compared to the same period in 2004.

Six Months Ended June 30, 2005 and 2004

Revenues

     Revenues for the six months ended June 30, 2005 were $2,514 as compared to $1,146 for the same period of 2004. Revenues included net sales of FARESTON marketed for the treatment of metastatic breast cancer. FARESTON net sales were $1,845 while cost of goods sold was $1,165. Revenues also included collaboration income of $669 and $386 for the six months ended June 30, 2005 and 2004, respectively, from our partner, Ortho Biotech, a subsidiary of Johnson and Johnson, for andarine, one of our proprietary SARM compounds. Revenues for the first six months of 2004 also included $760 from the reimbursement of andarine development costs received from Ortho Biotech.

GTx, Inc.
(in thousands, except share and per share data)

Research and Development Expenses

     Research and development expenses increased by $7,330 to $15,965 for the six months ended June 30, 2005 from $8,635 for the same period of 2004. The net increase in research and development expenses by R&D program were as follows:

				Increase
	Product			(Decrease)
	Candidate/	Development		in R&D
Program	Indication	Phase	Status	Expense
				(in thousands)
SERM	ACAPODENE
	Prevention of prostate cancer in men with high grade PIN	Pivotal Phase III clinical trial	Phase III trial initiated in the first quarter of 2005	$1,825

	Side effects of androgen deprivation therapy	Pivotal Phase III clinical trial	Phase III trial initiated in the fourth quarter of 2003	3,105

SARM	Andarine
	Cachexia from various types of cancer	Four Phase I clinical trials completed	Planning Phase II trial	(2,102)

	Ostarine
	Andropause and other chronic wasting conditions related to aging, including frailty and sarcopenia	Phase I	Phase I single ascending dose (SAD) trial completed in the first quarter of 2005. Phase I multiple ascending dose (MAD) trial to be completed in the third quarter of 2005. Planning Phase II trial in the fourth quarter of 2005.	2,200

Other research and development		Preclinical	Preclinical studies	2,302

Total increase in research and development expenses				$7,330

General and Administrative Expenses

     General and administrative expenses increased during the six months ended June 30, 2005 to $5,162 from $3,213 for the six months ended June 30, 2004. The increase of $1,949 was primarily the result of increased personnel costs, insurance costs, patent costs, medical education costs, professional fees and other administrative costs to support the Company’s planned growth, as well as additional expenses associated with operating as a public company.

Interest Income

     Interest income increased to $678 for the six months ended June 30, 2005 from $362 for the six months ended June 30, 2004. The increase was primarily attributable to higher average interest rates during the six months ended June 30, 2005, as compared to the same period in 2004.

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

Liquidity and Capital Resources

     At June 30, 2005, we had cash and cash equivalents of $48,082, compared to $64,528 at December 31, 2004. Net cash used in operating activities was $15,565 and $3,916 for the six months ended June 30, 2005 and 2004, respectively. The use of cash in both periods resulted primarily from funding our net losses. The net cash used in operating activities for the six months ended June 30, 2004 was partially offset by the up-front licensing fee and reimbursement of development expenses received from Ortho Biotech. Net cash used in investing activities was $878 and $812 for the six months ended June 30, 2005 and 2004, respectively. The use of cash in both periods was primarily for the purchase of research and development equipment, computer equipment and software. We currently expect to make expenditures for capital equipment, software and leasehold improvements of approximately $1,000 for the remaining six months of 2005.

     Net cash used in financing activities was $3 for the six month period ended June 30, 2005 and related to principal payments under a capital lease obligation. Net cash provided by financing activities for the six months ended June 30, 2004 was $71,403 excluding approximately $1,038 of IPO related expenses paid in 2003. Net cash provided by financing activities for the six months ended June 30, 2004 reflected net proceeds from the Company’s IPO, which closed February 6, 2004, less underwriters’ commission and offering expenses paid during the period.

     We believe that our current cash resources, interest on these funds, and product revenue from the sale of FARESTON will be sufficient to meet our projected operating requirements through the first half of 2006. This estimate does not include additional funding that we may receive as milestone payments under our joint collaboration and license agreement with Ortho Biotech as well as funding from potential collaboration agreements with pharmaceutical companies or from the issuance and sale of securities.

     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Additional Factors That May Affect Future Results” section of the annual report filed on Form 10-K

GTx, Inc.
(in thousands, except share and per share data)

with the SEC on March 24, 2005. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with product sales, the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. Our future funding requirements will depend on many factors, including:

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

     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through current product sales, public or private equity offerings or corporate collaboration and licensing arrangements, such as our arrangement with Ortho Biotech, as well as through interest income earned on cash balances. With the exception of payments that we may receive under our collaboration with Ortho Biotech and FARESTON product sales, we do not currently have any commitments for future external funding. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise

GTx, Inc.
(in thousands, except share and per share data)

additional funds through collaboration and licensing arrangements, such as our arrangement with Ortho Biotech, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

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

     We operate primarily in the United States. Through June 30, 2005, we have not had any material exposure to foreign currency rate fluctuations. Our exposure to foreign currency rate fluctuations results from our obligation to pay Orion Corporation, our supplier of ACAPODENE and FARESTON, in Euros; however such exposure is not expected to be material.

ITEM 4 CONTROLS AND PROCEDURES

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

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GTx, Inc.
(in thousands, except share and per share data)

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

     As indicated on the cover page of this report, we are not currently an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. However, based on our market capitalization as of June 30, 2005, we will be required, beginning with our Annual Report on Form 10-K for the year ending December 31, 2005, to include in our periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act. Section 404 will require us to include an internal control report of management in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     None.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company’s common stock began trading on The Nasdaq National Market under the trading symbol “GTXI” on February 3, 2004. We sold 5,400,000 shares of common stock in our initial public offering at $14.50 per share. The Company’s Registration Statement on Form S-1 (333-109700) was declared effective by the SEC on February 2, 2004. The offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. After deducting the underwriter’s commission and the offering expenses, the Company received net proceeds of $70,365. From the time of receipt through June 30, 2005, we have invested the available net proceeds in short-term securities. In addition, approximately $29,965 of the proceeds were used to fund our operations through June 30, 2005 and approximately $1,978 of the proceeds were used for capital expenditures and $4,826 of the proceeds were used to acquire a license from Orion Corporation. We plan to use the balance of the proceeds to fund our clinical trials and other research and development activities and for general corporate purposes. In addition, we may use a portion of the proceeds to acquire products, technologies or businesses, although we currently have no binding commitments or agreements relating to any of these types of transactions.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on Thursday, May 19, 2005. The stockholders voted on two proposals (1) the election of two members (Andrew M. Clarkson and Rosemary Mazanet, M.D., Ph.D.) to the board of directors of the Company, and (2) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year 2005. The results of the voting were as follows:

     Proposal No. 1 – Election of Directors

Name	For	Withheld
Andrew M. Clarkson	22,795,906	9,371
Rosemary Mazanet, M.D., Ph.D.	22,802,406	2,871

     Proposal No. 2 – Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2005 to serve until the next annual meeting:

For	Withheld	Abstentions	Broker Non-Votes
22,797,551	6,826	900	0

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

GTx, Inc.

Date: July 27, 2005	By:	/s/ Mitchell S. Steiner

Mitchell S. Steiner, Chief Executive Officer and Vice-Chairman of the Board of Directors

Date: July 27, 2005	By:	/s/ Mark E. Mosteller

Mark E. Mosteller, CPA Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan(1)

10.2	GTx, Inc. 2000 Stock Option Plan(1)

10.3	GTx, Inc. 2001 Stock Option Plan(1)

10.4	GTx, Inc. 2002 Stock Option Plan(1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement(1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(1)

10.12	Form of Indemnification Agreement(1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC)(1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services(1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation(1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation(1)

Number	Description
10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation(1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P.(2)

10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation(3)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(3)

10.27*	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.

10.28*	Employment Agreement dated January 1, 2005, between Registrant and James T. Dalton.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

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