Form 10-K/A
period 2004-12-31
GTX INC /DE/
filed 2005-07-28
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 000-50549
GTx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1715807
(State or Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
3 N. Dunlap Street
Van Vleet Building
Memphis, Tennessee 38163
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (901) 523-9700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Based on the closing sale price of common stock on the Nasdaq National Market on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $75,667,037.
     The number of shares outstanding of registrant’s common stock, $0.001 par value was 24,664,716 at July 25, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     GTx, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 24, 2005, as amended, to amend and restate the Exhibit Index in Item 15 to include a footnote to the documents listed as Exhibits 10.25 and 10.26, so as to incorporate those documents by reference to a previously filed Current Report on Form 8-K/A. In addition, the Company is refiling Exhibits 31.1 and 31.2, as required by the filing of this amendment. This Amendment, together with the Annual Report on Form 10-K of the Company previously filed for the year ended December 31, 2004, as amended, constitutes the Annual Report on Form 10-K of the Company for the year ended December 31, 2004.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (b) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended (1)

3.2	Amended and Restated Bylaws of GTx, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003 (1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003 (1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003 (1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan (1)

10.2	GTx, Inc. 2000 Stock Option Plan (1)

10.3	GTx, Inc. 2001 Stock Option Plan (1)

10.4	GTx, Inc. 2002 Stock Option Plan (1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement (1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement (1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D. (1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover (1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller (1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell (1)

10.12	Form of Indemnification Agreement (1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc. (1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc. (1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation (1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation (1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services (1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation (1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation (1)

Number	Description
10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P. (3)

10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (4)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (4)

14.1	Code of Ethics (2)

13.1*	Annual Report to Shareholders

23.1*	Consent of Ernst & Young LLP

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with GTx’s Current Report on Form 8-K/A, filed on March 7, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTx, Inc.
By:	/s/ Mark Mosteller
Mark Mosteller
Vice President and Chief Financial Officer

Date: July 27, 2005

Exhibit Index

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended (1)

3.2	Amended and Restated Bylaws of GTx, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003 (1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003 (1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003 (1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan (1)

10.2	GTx, Inc. 2000 Stock Option Plan (1)

10.3	GTx, Inc. 2001 Stock Option Plan (1)

10.4	GTx, Inc. 2002 Stock Option Plan (1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement (1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement (1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D. (1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover (1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller (1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell (1)

10.12	Form of Indemnification Agreement (1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc. (1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc. (1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation (1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation (1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services (1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation (1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation (1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P. (3)

Number	Description
10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (4)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (4)

14.1	Code of Ethics (2)

13.1*	Annual Report to Shareholders

23.1*	Consent of Ernst & Young LLP

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with GTx’s Current Report on Form 8-K/A, filed on March 7, 2005.