Form 10-Q/A
period 2005-03-31
GTX INC /DE/
filed 2005-07-28
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
     (Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .
Commission File Number:
000-50549

GTx, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1715807 (I.R.S. Employer Identification No.)
3 N. Dunlap Street
Van Vleet Building
Memphis, Tennessee 38163
(address of principal executive offices)
(901) 523-9700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares outstanding of registrant’s common stock, $0.001 par value was 24,664,716 at July 25, 2005.
EXPLANATORY NOTE
     GTx, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on April 29, 2005, to amend and restate the Exhibit Index in Item 6 to refile Exhibits 31.1 and 31.2. This Amendment, together with the Quarterly Report on Form 10-Q of the Company previously filed for the quarter ended March 31, 2005, constitutes the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2005.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

PART II
OTHER INFORMATION
ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended (1)

3.2	Amended and Restated Bylaws of GTx, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003 (1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003 (1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003 (1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan (1)

10.2	GTx, Inc. 2000 Stock Option Plan (1)

10.3	GTx, Inc. 2001 Stock Option Plan (1)

10.4	GTx, Inc. 2002 Stock Option Plan (1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement (1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement (1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D. (1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover (1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller (1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell (1)

10.12	Form of Indemnification Agreement (1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc. (1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc. (1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation (1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation (1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services (1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation (1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation (1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P. (2)

10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (3)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004 filed May 7, 2004.

(3)	Incorporated by reference to GTx’s Form 8-K filed March 7, 2005.

2.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTx, Inc.

July 27, 2005	By:	/s/ Mitchell S. Steiner

Mitchell S. Steiner, Chief Executive Officer

July 27, 2005	By:	/s/ Mark. E. Mosteller

Mark E. Mosteller, Chief Financial Officer
(Principal Financial and Accounting Officer)

3.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended (1)

3.2	Amended and Restated Bylaws of GTx, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003 (1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003 (1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003 (1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan (1)

10.2	GTx, Inc. 2000 Stock Option Plan (1)

10.3	GTx, Inc. 2001 Stock Option Plan (1)

10.4	GTx, Inc. 2002 Stock Option Plan (1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement (1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement (1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D. (1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover (1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller (1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell (1)

10.12	Form of Indemnification Agreement (1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc. (1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc. (1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation (1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation (1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services (1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation (1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation (1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P. (2)

10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (3)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004 filed May 7, 2004.

(3)	Incorporated by reference to GTx’s Form 8-K filed March 7, 2005.