Form 10-K/A
period 2004-12-31
GTX INC /DE/
filed 2005-08-03
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

     The aggregate market value of common stock held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock on June 30, 2005, as reported on the National Association of Securities Dealers Automated Market was $75,667,037.

     There were 24,664,716 shares of Registrant’s common stock issued and outstanding as of July 25, 2005.

Documents Incorporated by Reference

     None

EXPLANATORY NOTE

     GTx, Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 24, 2005, and as amended by Amendment No. 1 filed on March 31, 2005 and Amendment No. 2 filed on July 28, 2005, to (1) restate the full text of the Annual Report as originally filed, (2) amend and restate the Exhibit Index in Item 15, and (3) correct an inadvertent, single word error in and refile Exhibits 31.1 and 31.2.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Report of Independent Registered Public Accounting Firm

F-3	Balance Sheets at December 31, 2004 and 2003

F-4	Statements of Operations for the years ended December 31, 2004, 2003 and 2002

F-5	Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

F-6	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

F-7	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See 15(b) below.

(b) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended (1)

3.2	Amended and Restated Bylaws of GTx, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003 (1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003 (1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003 (1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan (1)

10.2	GTx, Inc. 2000 Stock Option Plan (1)

10.3	GTx, Inc. 2001 Stock Option Plan (1)

10.4	GTx, Inc. 2002 Stock Option Plan (1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement (1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement (1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D. (1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover (1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller (1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell (1)

10.12	Form of Indemnification Agreement (1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc. (1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc. (1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation (1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation (1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

Number	Description
10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services (1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation (1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation (1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2004, between Registrant and Ortho Biotech, L.P. (3)

10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (4)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (4)

13.1*	Annual Report to Shareholders

14.1	Code of Ethics (2)

23.1*	Consent of Ernst & Young LLP

24.1*	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with GTx’s Current Report on Form 8-K/A, filed on March 7, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTx, Inc.

By	/s/ Mitchell S. Steiner

Mitchell S. Steiner, M.D., F.A.C.S.
	Chief Executive Officer, Vice Chairman and Director (Prinicpal Executive Officer)	Date: August 3, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
*	Chairman of the Board of Directors	August 3, 2005

J. R. Hyde, III

*	Chief Executive Officer, Vice Chairman and	August 3, 2005
Director (Principal Executive Officer)
Mitchell S. Steiner, M.D. F.A.C.S.

*	Vice President, Chief Financial Officer and	August 3, 2005
Treasurer (Principal Financial and Accounting
Mark E. Mosteller, CPA	Officer)

*	President, Chief Operating Officer and	August 3, 2005
Director
Marc S. Hanover

*	Director	August 3, 2005

Andrew M. Clarkson

*	Director	August 3, 2005

J. Kenneth Glass

*	Director	August 3, 2005

Robert Karr

*	Director	August 3, 2005

Rosemary Mazanet, M.D., Ph.D.

*	Director	August 3, 2005

John H. Pontius

*	Director	August 3, 2005

Timothy R. G. Sear

* By: /s/ Mark E. Mosteller		August 3, 2005

Mark E. Mosteller, as Attorney-in-Fact

Exhibit Index

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. filed February 6, 2004, as amended (1)

3.2	Amended and Restated Bylaws of GTx, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003 (1)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003 (1)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003 (1)

10.1	Genotherapeutics, Inc. 1999 Stock Option Plan (1)

10.2	GTx, Inc. 2000 Stock Option Plan (1)

10.3	GTx, Inc. 2001 Stock Option Plan (1)

10.4	GTx, Inc. 2002 Stock Option Plan (1)

10.5	2004 Equity Incentive Plan and Form of Stock Option Agreement (1)

10.6	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement (1)

10.7	Reserved

10.8	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D. (1)

10.9	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover (1)

10.10	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller (1)

10.11	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell (1)

10.12	Form of Indemnification Agreement (1)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc. (1)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc. (1)

10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation (1)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation (1)

10.17†	Production and Manufacturing Agreement dated September 9, 2002, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.18†	Amendment No. 1 to the Production and Manufacturing Agreement dated September 30, 2003, between Registrant and ChemSyn Laboratories (Department of EaglePicher Technologies, LLC) (1)

10.19†	Quotation Agreement dated August 8, 2003 between Registrant and EaglePicher Pharmaceutical Services (1)

10.20†	Amended and Restated Exclusive License Agreement dated June 3, 2002, between Registrant and University of Tennessee Research Foundation (1)

10.21†	Amended and Restated Exclusive License Agreement dated June 14, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.22†	Amended and Restated Exclusive License Agreement dated August 30, 2003, between Registrant and University of Tennessee Research Foundation (1)

10.23	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation (1)

10.24†	Joint Collaboration and License Agreement dated March 16, 2005, between Registrant and Ortho Biotech, L.P. (3)

Number	Description
10.25†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation (4)

10.26†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation (4)

13.1*	Annual Report to Shareholders

14.1	Code of Ethics (2)

23.1*	Consent of Ernst & Young LLP

24.1*	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Previously filed.

(1)	Incorporated by reference to the same exhibit filed with GTx’s Registration Statement on Form S-1 (File No. 333-109700).

(2)	Incorporated by reference to the same exhibit filed with GTx’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with GTx’s Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with GTx’s Current Report on Form 8-K/A, filed on March 7, 2005.

GTx, Inc.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2004 and 2003	F-3

Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-4

Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-5

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-6

Notes to Financial Statements	F-7

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