Form 10-Q
period 2006-06-30
GTX INC /DE/
filed 2006-08-09
CIK 1260990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 9, 2006, 31,005,717 shares of the Registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,561	$74,014
Accounts receivable	63	153
Inventory	214	135
Prepaid expenses and other current assets	1,575	1,702

Total current assets	57,413	76,004
Property and equipment, net	1,665	1,746
Purchased intangible assets, net	4,804	4,978
Other assets	39	83

Total assets	$63,921	$82,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$990	$1,407
Accrued expenses	4,522	3,230
Deferred revenue — current portion	1,337	1,337

Total current liabilities	6,849	5,974
Deferred revenue, less current portion	2,289	2,958
Other long term liability	338	280
Capital lease obligation	17	20
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 31,005,717 shares issued and outstanding at June 30, 2006 and 30,993,967 shares issued and outstanding at December 31, 2005	31	31
Deferred stock compensation	—	(1,725)
Additional paid-in capital	268,574	269,542
Accumulated deficit	(214,177)	(194,269)

Total stockholders’ equity	54,428	73,579

Total liabilities and stockholders’ equity	$63,921	$82,811

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product sales, net	$288	$1,492	$1,164	$1,845
Collaboration revenue	335	335	669	669

Total revenue	623	1,827	1,833	2,514
Costs and expenses:
Cost of product sales	170	920	637	1,165
Research and development expenses	8,444	8,639	16,885	15,965
General and administrative expenses	2,692	2,642	5,642	5,162

Total costs and expenses	11,306	12,201	23,164	22,292

Loss from operations	(10,683)	(10,374)	(21,331)	(19,778)
Interest income	699	354	1,423	678

Net loss	$(9,984)	$(10,020)	$(19,908)	$(19,100)

Net loss per share:
Basic	$(0.32)	$(0.41)	$(0.64)	$(0.77)

Diluted	$(0.32)	$(0.41)	$(0.64)	$(0.77)

Weighted average shares used in computing net loss per share:
Basic	31,002,338	24,664,716	30,999,044	24,664,716

Diluted	31,002,338	24,664,716	30,999,044	24,664,716

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(19,908)	$(19,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	488
Share-based compensation	621	344
Directors’ deferred compensation	70	64
Deferred revenue amortization	(669)	(669)
Changes in assets and liabilities:
Accounts receivable	90	(128)
Inventory	(79)	207
Prepaid expenses and other current assets	127	(273)
Other assets	44	(506)
Accounts payable	(417)	1,975
Accrued expenses and other long term liability	1,350	2,033

Net cash used in operating activities	(18,165)	(15,565)

Cash flows from investing activities:
Purchase of property and equipment	(276)	(643)
Purchase of intangible assets	(75)	(235)

Net cash used in investing activities	(351)	(878)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	66	—
Payments on capital lease obligation	(3)	(3)

Net cash provided by (used in) financing activities	63	(3)

Net decrease in cash and cash equivalents	(18,453)	(16,446)
Cash and cash equivalents, beginning of period	74,014	64,528

Cash and cash equivalents, end of period	$55,561	$48,082

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
     GTx is developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. GTx also is developing ostarine, a selective androgen receptor modulator, or SARM. Ostarine is currently being evaluated in a Phase II clinical trial in 120 elderly men and postmenopausal women. We believe that ostarine has the potential to treat a variety of indications, including muscle wasting and bone loss in frail elderly patients, osteoporosis, muscle wasting in end stage renal disease patients, and severe burn wounds and associated muscle wasting. We have licensed to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (Ortho Biotech), andarine, another of GTx’s SARMs, under a joint collaboration and license agreement.
     Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

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
     Revenue Recognition
          The Company recognizes net product sales revenue from the sale of FARESTON less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB 104 and FAS 48 are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of revenue. The Company allows customers to return product within a specified period prior to and subsequent to the expiration date. The Company estimates its accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is estimated to exceed its expiration date. At June 30, 2006 and December 31, 2005, the Company’s accrual for product returns was $301 and $274, respectively. If actual future results are different than the Company’s estimates, the Company may need to adjust its estimated accrual for product returns, which could have an effect on earnings in the period of the adjustment.
2. SHARE-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock option plans. SFAS No. 123(R) requires share-based compensation expense recognized since January 1, 2006 to be based on the following: a) grant date fair value estimated using the minimum value method in accordance with the original provisions of SFAS No. 123 “Accounting for Share-based Compensation” for unvested options granted prior to the Company’s initial public offering (“IPO”) in February 2004; b) grant date fair value estimated using the intrinsic value method for unvested options granted prior to the Company’s IPO and previously accounted for using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”; c) grant date fair value estimated in accordance with the original provisions of SFAS No.123 for unvested options granted after the Company’s IPO and prior to the adoption date and d) grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) for unvested options granted on or after the adoption date. Prior to January 1, 2006, the Company accounted for share-based compensation expense using the intrinsic value recognition method prescribed by APB No. 25 and SFAS No.123. Since the Company adopted SFAS No. 123(R) under the modified prospective and the prospective transition methods, results from prior periods have not been restated. On the date of adoption of SFAS No. 123(R), the unamortized balance of deferred stock compensation of $1,725 was reduced to zero with an offsetting adjustment to additional paid-in capital. The adoption of SFAS No. 123(R) has resulted in increased

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
share-based compensation expense and net loss of $164 and $303 and increased net loss per share of $0.01 and $0.01 for the three months and six months ended June 30, 2006, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss, as reported	$(9,984)	$(10,020)	$(19,908)	$(19,100)
Add: Share-based compensation expense included in reported net loss	358	192	691	408
Deduct: Share-based compensation expense determined under the fair value based method	(358)	(448)	(691)	(889)

Pro forma net loss	$(9,984)	$(10,276)	$(19,908)	$(19,581)

Net loss per share:
Basic — as reported	$(0.32)	$(0.41)	$(0.64)	$(0.77)

Basic — pro forma	$(0.32)	$(0.42)	$(0.64)	$(0.79)

Diluted — as reported	$(0.32)	$(0.41)	$(0.64)	$(0.77)

Diluted — pro forma	$(0.32)	$(0.42)	$(0.64)	$(0.79)

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
     Total share-based compensation expense for the three months ended June 30, 2006 was $358, of which $114 and $244 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2006 was $691, of which $277 and $414 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation expense under APB No. 25. For the quarter ended June 30, 2005, the Company recorded share-based compensation expense of $192, of which $107 and $85 were included in research and development expenses and general and administrative expenses, respectively. For the six months ended June 30, 2005, the Company recorded share-based compensation expense of $408, of which $239 and $169 were included in research and development expenses and general and

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
administrative expenses, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to Directors’ deferred compensation which was $35 and $33 for the three months ended June 30, 2006 and 2005, and $70 and $64 for the six months ended June 30, 2006 and 2005, respectively.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123(R). The impact of adopting SFAS No. 123(R) on future results will depend on, among other things, levels of share-based options granted in the future, actual forfeiture rates and the timing of option exercises.
     The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The options have a term of 10 years from the grant date and vest three years from the grant date for director options and in periods up to five years from the grant date for employee options. Employees have 90 days after the employment relationship ends to exercise all vested options except in the case of retirement, permanent disability or death, where exercise periods are generally longer. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of certain stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the three months and six months ended June 30, 2006 and a summary of the methodology applied to develop each assumption are as follows:

	Three Months	Six Months
	Ended June 30, 2006	Ended June 30, 2006
Expected price volatility	77.9%	69.8%
Risk-free interest rate	4.9%	4.6%
Weighted average expected life in years	6.0	6.0
Dividend yield	0.0%	0.0%
Forfeiture rate	13.0%	12.0%
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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     Expected Life — This is the period of time over which the options granted are expected to remain outstanding and is based on management’s estimate, taking into consideration vesting term, contractual term and historical actual life. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
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
     A summary of stock option activity since our most recent fiscal year end is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	1,301,750	$8.27
Granted	209,834	$8.41
Exercised	(11,750)	$5.69
Forfeited	(37,000)	$9.35

Outstanding at June 30, 2006	1,462,834	$8.28

     At June 30, 2006, the average remaining contractual term of all outstanding options was 7.55 years, with an aggregate intrinsic value of $2,382, with 353,385 of the outstanding options being exercisable with an average exercise price of $7.47, an average remaining contractual term of 6.11 years and an aggregate intrinsic value of $867. Shares reserved for future option grants were 1,563,172 at June 30, 2006. For the three months ended June 30, 2006 and 2005, the weighted average grant date fair values of options granted was $7.08 and $5.40, respectively. For the six months ended June 30, 2006 and 2005, the weighted average grant date fair values of options granted was $5.56 and $6.09, respectively. There were 7,500 and 11,750 options exercised during the three months and six months ended June 30, 2006, respectively. The total intrinsic value of options exercised during the three months and six months ended June 30, 2006 was $13 and $46, respectively. There were no options exercised during the three months and six months ended June 30, 2005. The Company issues new shares of common stock upon the exercise of options. At June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $3,256 with a weighted average expense recognition period of 1.92 years.
     Under the Company’s Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan, on the day immediately following each annual meeting of the Company’s stockholders, each non-employee director receives an option to purchase shares of common stock. The number of shares of common stock subject to these annual grants is currently set at 8,000, and such number of shares may be increased or

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
decreased by the Board of Directors. If an individual has not been serving as a non-employee director for the entire period since the preceding annual meeting of the Company’s stockholders, the number of shares subject to such individual’s annual grant will be reduced pro rata for each full month prior to the date of grant during which such individual did not serve as a non-employee director. In addition, each new director receives an option to purchase shares of common stock upon his or her election to the Board of Directors. The number of shares of common stock subject to these new director grants is currently set at 10,000, and such number of shares may be increased or decreased by the Board of Directors. These stock option grants are made at the fair market value as of the grant date. At June 30, 2006, there were options outstanding to purchase 125,334 shares of common stock under this plan with 142,666 shares of common stock remaining available for future issuance under this plan.
3. BASIC AND DILUTED NET LOSS PER SHARE
     The Company computed net loss per share attributable to common stockholders according to SFAS No. 128, “Earnings per Share,” which requires disclosure of basic and diluted earnings (loss) per share.
     Basic net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to the dilutive potential of common stock consisting of stock options.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic net loss per share
Numerator:
Net loss	$(9,984)	$(10,020)	$(19,908)	$(19,100)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	30,998,217	24,664,716	30,993,967	24,664,716
Exercise of employee stock options	4,121	—	5,077	—

Weighted average shares used in computing basic net loss per share	31,002,338	24,664,716	30,999,044	24,664,716

Basic net loss per share	$(0.32)	$(0.41)	$(0.64)	$(0.77)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Diluted net loss per share
Numerator:
Net loss	$(9,984)	$(10,020)	$(19,908)	$(19,100)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	30,998,217	24,664,716	30,993,967	24,664,716
Exercise of employee stock options	4,121	—	5,077	—

Weighted average shares used in computing diluted net loss per share	31,002,338	24,664,716	30,999,044	24,664,716

Diluted net loss per share	$(0.32)	$(0.41)	$(0.64)	$(0.77)

     Weighted average options outstanding to purchase shares of common stock of 1,472,579 and 1,219,132 for the three months ended June 30, 2006 and 2005, respectively, and 1,457,596 and 1,204,805 for the six months ended June 30, 2006 and 2005, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

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

Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics for cancer and serious conditions related to men’s health. Our lead drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens, two essential classes of hormones. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. We are also developing ostarine, a selective androgen receptor modulator, or SARM. We believe that ostarine has the potential to treat a variety of indications, including muscle wasting and bone loss in frail elderly patients, osteoporosis, muscle wasting in end stage renal disease patients, and severe burn wounds and associated muscle wasting. We initiated a proof of concept Phase II clinical trial of ostarine in May 2006. We have licensed to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (Ortho Biotech), andarine, another one of our SARMs, under a joint collaboration and license agreement.
     We plan to build specialized sales and marketing capabilities to promote our product candidates to urologists and medical oncologists in the United States and to seek partners to commercialize our product candidates to broader markets in the United States and in the rest of the world.
     We currently market FARESTON (toremifene citrate 60 mg) tablets, which have been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic breast cancer in post-menopausal women in the United States. In January 2005, we acquired from Orion Corporation the right to market FARESTON tablets in the United States for the metastatic breast cancer indication. We also acquired a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON, a SERM, is the same as in ACAPODENE, but at a different dose. Acquiring the FARESTON license allowed us to control all toremifene based products in the United States and to enhance the value of the ACAPODENE assets. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON, resulting in a continued decline in FARESTON sales.
     In addition, we have an extensive preclinical pipeline generated from our own discovery program that includes the specific product candidates prostarine, a SARM for benign prostatic hyperplasia, and andromustine, an anticancer product candidate, for hormone refractory prostate cancer.
     Our most advanced product candidate, ACAPODENE, is being developed to treat both the multiple side effects of ADT and to prevent prostate cancer in high risk men with high grade PIN. ADT is the standard medical treatment for patients who have advanced, recurrent or metastatic prostate cancer, and we believe that there will be approximately one million prostate cancer survivors treated with ADT in 2008. We commenced a pivotal Phase III clinical trial of ACAPODENE under a Special Protocol Assessment, or SPA, with the FDA for this indication in November 2003. We reached our enrollment goal in the fall of 2005 with approximately 1,400 patients randomized for the trial. In December 2005, GTx conducted a planned interim analysis of bone mineral density in the first 197 patients to complete a full year of treatment. In each of three measurements (lumbar spine, hip and femoral neck), statistically significant positive changes in BMD were observed in patients on ACAPODENE, when compared to patients on placebo, who on average lost bone. In June 2006, GTx conducted a lipid interim analysis of the same 197 patients. Patients treated with ACAPODENE had statistically significantly lower levels of total cholesterol, LDL, and triglycerides, a reduction in the ratio of total cholesterol to HDL, and higher HDL, when compared to patients on placebo. The full lipid data set will be evaluated before conclusions about clinical significance of the findings can be drawn. We anticipate that we will complete this Phase III clinical trial in the fourth quarter of 2007. If the results are favorable, we expect to file a New Drug Application, or NDA, with the FDA in the first half of 2008. We are conducting a one-year blinded Phase IIIb extension trial in the same patients to gather additional fracture and safety data. This Phase IIIb clinical study is a separate clinical trial and will not affect the current timeline for the completion of the ongoing Phase III clinical trial in the second half of 2007 and the potential submission of the new drug application.
     In the first quarter of 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE for the prevention of prostate cancer in men with high grade PIN, which is being conducted under a SPA with the FDA. We reached our total enrollment goal of 1,260 patients in May 2006. The trial is designed as a 36 month study, but provides for an interim analysis after a sufficient number of events have occurred to determine if the efficacy of the study drug has been statistically attained. We believe that an interim analysis of the trial results will occur in the fourth quarter of 2007 to the first quarter of 2008. If the efficacy endpoint is achieved, we plan to file an NDA during 2008. If we are able to file an NDA based on the results of the interim analysis, we will need to continue to collect safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA.
     In our third clinical program, ostarine, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss. Ostarine is a novel non-steroidal agent designed to have anabolic activity like testosterone without unwanted side effects on the prostate and skin and in a once daily oral dose. We initiated a proof of concept Phase II clinical trial of ostarine in May 2006 and completed enrollment in July 2006. The three month placebo controlled clinical trial is evaluating multiple doses of ostarine in 60 elderly men and 60 postmenopausal women. The trial is designed to evaluate the activity of ostarine on building muscle and promoting bone as well as to assess safety in both elderly men and postmenopausal women. Endpoints of the trial include measurements of bone, fat, and muscle. We expect to report the data from the Phase II clinical trial in the fourth quarter of 2006. Based on ostarine’s Phase II clinical data profile, we will select specific acute and chronic bone and/or muscle wasting diseases for further development. We plan to initiate a Phase IIb or Phase III clinical trial in the first half of 2007.
     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech for andarine and specific backup compounds. We retain the right to independently develop all SARM compounds which are excluded from the collaboration, including ostarine. Under the terms of the agreement, we received an up-front licensing fee and reimbursement of certain andarine development expenses totaling approximately $6.7 million, which are being amortized into revenue over five years. We are entitled to receive additional licensing fees, milestone payments and royalty payments on any sales of licensed products. Johnson & Johnson Pharmaceutical Research & Development, an affiliate of Ortho Biotech, is responsible for further clinical development and related expenses for andarine and other licensed SARM compounds. Ortho Biotech may terminate the development or commercialization of andarine or any other licensed SARM compound under the agreement upon 90 days’ notice, or 30 days’ notice if there are safety issues, or may terminate the agreement for our uncured material breach.
     Our net loss for the six month period ended June 30, 2006 was $19.9 million. Our net loss included FARESTON net product sales of $1.2 million and the recognition of collaboration revenue of $669,000 for the six months ended June 30, 2006. We have financed our operations and internal growth almost exclusively through private placements of preferred stock and our public offerings of common stock. We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals of our product candidates, establish sales and marketing capabilities and grow our operations. We believe that our current cash resources, interest on these funds and product revenue from the sale of FARESTON will be sufficient to meet our projected operating requirements through the first half of 2007.
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 75.0% of our total operating expenses for the six months ended June 30, 2006. Research and development expenses include our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, and quality assurance activities.
     We expect that research and development expenditures will continue to increase during the remainder of the year and in subsequent years due to (1) the continuation of the pivotal Phase III clinical trial of ACAPODENE for the treatment of serious side effects of ADT for advance prostate cancer and the one-year Phase IIIb extension trial, (2) the continuation of the pivotal Phase III clinical trial of ACAPODENE for the prevention of prostate cancer in men with high grade PIN, (3) the continued clinical and preclinical development of ostarine, (4) the continued development of other product candidates in our SARM program that are not included in our collaboration with Ortho Biotech, including prostarine, (5) the continued preclinical development of other product candidates, including andromustine, and (6) the increase in research and development personnel.

     The following table identifies the development phase and status for each of our product candidates.

Product
	Candidate/	Development
Program	Indication	Phase	Status
SERM	ACAPODENE
80 mg
	Side effects of ADT	Pivotal Phase III clinical trial; Phase IIIb extension study	Phase III clinical trial ongoing under a SPA; attained enrollment goal; obtained statistically significant results from a planned BMD interim analysis in fourth quarter of 2005; and from a lipid interim analysis in second quarter of 2006
ACAPODENE
20 mg
	Prevention of prostate cancer in men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; attained enrollment goal

SARM	Ostarine
	Muscle wasting and/or bone loss in acute and chronic diseases	Phase II clinical trial	Phase II clinical trial ongoing; attained enrollment goal

Andarine
	Cancer cachexia	Phase I clinical trial	Four Phase I clinical trials completed
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
     We recognize net product sales revenue from the sale of FARESTON less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB 104 and FAS 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of revenue. We allow customers to return product within a specified period prior to and subsequent to the expiration date. We estimate our accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is estimated to exceed its expiration date. At June 30, 2006 and December 31, 2005, our accrual for product returns was $301,000 and $274,000, respectively. If actual future results are different than our estimates, we may need to adjust our estimated accrual for product returns, which could have an effect on earnings in the period of the adjustment.
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
Share-based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans. Prior to January 1, 2006, we accounted for share-based compensation expense using the intrinsic value recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and SFAS No. 123. Since we adopted SFAS No. 123(R) under the modified prospective and the prospective transition methods, results from prior periods have not been restated. Under SFAS No. 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
     Total share-based compensation expense for the three months ended June 30, 2006 was $358,000 of which $114,000 and $244,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2006 was $691,000, of which $277,000 and $414,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation expense under APB No. 25. For the quarter ended June 30, 2005, the Company recorded share-based compensation expense of $192,000 of which $107,000 and $85,000 were included in research and development expenses and general and administrative expenses, respectively. For the six months ended June 30, 2005, the Company recorded share-based compensation expense of $408,000 of which $239,000 and $169,000 were included in research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to Directors’ deferred compensation which was $35,000 and $33,000 for the three months ended June 30, 2006 and 2005, and $70,000 and $64,000 for the six months ended June 30, 2006 and 2005, respectively. On the date of adoption of SFAS No. 123(R), the unamortized balance of deferred stock compensation of $1,725,000 was reduced to zero with an offsetting adjustment to additional paid-in capital.
Results of Operations
Three Months Ended June 30, 2006 and 2005
Revenues
     Revenues for the three months ended June 30, 2006 were $623,000 as compared to $1.8 million for the same period of 2005. Revenues include net sales of FARESTON marketed for the treatment of metastatic breast cancer and collaboration income from our partner, Ortho Biotech, for andarine. During the three months ended June 30, 2006 and 2005, FARESTON net sales were $288,000 and $1.5 million, respectively, while costs of products sales were $170,000 and $920,000, respectively. Both product sales revenue and sales volume decreased 81% for the three month period ended June 30, 2006 as compared to the same period of 2005. During the three months ended June 30, 2005, we increased the sales price of FARESTON by 6.1%. We did not increase the price of FARESTON during the three months ended June

30, 2006. Collaboration income from Ortho Biotech was $335,000 for each of the three months ended June 30, 2006 and 2005.
Research and Development Expenses
     Research and development expenses decreased by $195,000 to $8.4 million for the three months ended June 30, 2006 from $8.6 million for the same period of 2005. The following table identifies the development phase, the status, and research and development expenses for each of our product candidates as well as information pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/
Program	Indication	Three Months Ended June 30,
		2006	2005
		(in thousands)
SERM	ACAPODENE
	80 mg
	Side effects of ADT	$1,964	$3,209

	ACAPODENE
	20 mg
	Prevention of prostate cancer	3,002	1,683

SARM	Ostarine
	Muscle wasting and/or bone loss in acute and chronic diseases	1,422	1,877

	Andarine
	Cancer cachexia	16	49

Other research and development		2,040	1,821

Total research and development expenses		$8,444	$8,639

General and Administrative Expenses
     General and administrative expenses increased during the three months ended June 30, 2006 to $2.7 million from $2.6 million for the three months ended June 30, 2005. The increase was primarily the result of increased personnel related expenses including the increase in share-based compensation expense as a result of the adoption of FAS 123(R) partially offset by decreases in marketing and other administrative expenses.

Interest Income
     Interest income increased to $699,000 for the three months ended June 30, 2006 from $354,000 for the three months ended June 30, 2005. The increase was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the three months ended June 30, 2006, as compared to the same period in 2005.
Results of Operations
Six Months Ended June 30, 2006 and 2005
Revenues
     Revenues for the six months ended June 30, 2006 were $1.8 million as compared to $2.5 million for the same period of 2005. Revenues include net sales of FARESTON marketed for the treatment of metastatic breast cancer and collaboration income from our partner Ortho Biotech for andarine. During the six months ended June 30, 2006 and 2005, FARESTON net sales were $1.2 million and $1.8 million, respectively, while costs of products sales were $637,000 and $1.2 million, respectively. During the six months ended June 30, 2006, the sales price of FARESTON increased 9.0% while sales revenue decreased 37% and sales volume decreased 39% as compared to the same period in 2005. Collaboration income from our partner Ortho Biotech was $669,000 for each of the six months ended June 30, 2006 and 2005.
Research and Development Expenses
     Research and development expenses increased by $920,000 to $16.9 million for the six months ended June 30, 2006 from $16.0 million for the same period of 2005. The following table identifies the development phase, the status, and research and development expenses for each of our product candidates, as well as information pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/
Program	Indication	Six Months Ended June 30,
		2006	2005
		(in thousands)
SERM	ACAPODENE
	80 mg
	Side effects of ADT	$4,321	$5,498

	ACAPODENE
	20 mg
	Prevention of prostate cancer	6,075	3,217

SARM	Ostarine
	Muscle wasting and/or bone loss in acute and chronic diseases	2,529	3,549

	Andarine
	Cancer cachexia	30	100

Other research and development		3,930	3,601

Total research and development expenses		$16,885	$15,965

General and Administrative Expenses
     General and administrative expenses increased during the six months ended June 30, 2006 to $5.6 million from $5.2 million for the six months ended June 30, 2005. The increase of approximately $480,000 was primarily the result of increased personnel related expenses to support our planned growth including the increase in share-based compensation expense as a result of the adoption of FAS 123(R) partially offset by a decrease in marketing and other administrative expenses.
Interest Income
     Interest income increased to $1.4 million for the six months ended June 30, 2006 from $678,000 for the six months ended June 30, 2005. The increase of approximately $745,000 was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the six months ended June 30, 2006, as compared to the same period in 2005.
Liquidity and Capital Resources
     At June 30, 2006, we had cash and cash equivalents of $55.6 million, compared to $74.0 million at December 31, 2005. Net cash used in operating activities was $18.2 million and $15.6 million for the six months ended June 30, 2006 and 2005, respectively. The use of cash in both periods resulted primarily from funding our net losses. Net cash used in investing activities was $351,000 and $878,000 for the six months ended June 30, 2006 and 2005, respectively. Net cash used in investing activities for both periods was primarily for the purchase of research and development equipment, computer equipment, and furniture and fixtures. We currently expect to make capital expenditures of approximately $1.1 million for the remainder of 2006.
     Net cash provided by financing activities was $63,000 for the six month period ended June 30, 2006 and included proceeds from the exercise of employee stock options of $66,000 offset by principal payments under a capital lease obligation of $3,000. Net cash used in financing activities for the six months ended June 30, 2005 was $3,000 and related to principal payments made under a capital lease obligation.
     We estimate that our current cash resources, interest on these funds, and product revenue from the sale of FARESTON will be sufficient to meet our projected operating requirements through the first half of 2007. This estimate does not include funding that we may receive under our existing collaboration, potential future collaboration or license agreements with pharmaceutical companies, or the potential future issuance and sale of our securities.
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
     Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. The effect of a hypothetical 20% change in all interest rates on our investments would have resulted in a change in interest income of $285,000 for the six months ended June 30, 2006.
     We operate primarily in the United States. However, some of our clinical trial sites are located in Argentina, Canada, Germany, Ireland, Mexico and the United Kingdom. Through June 30, 2006, we had not experienced any material exposure to foreign currency rate fluctuations. Our exposure to foreign currency rate fluctuations will increase because we are obligated to pay Orion Corporation, our supplier of ACAPODENE and FARESTON, in Euros, and certain clinical trial investigators in pound sterling; however, such exposure is not expected to be material. We do not currently use derivative financial instruments to mitigate this exposure.
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
     There were no changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have a limited operating history. As of June 30, 2006, we had an accumulated deficit of $214.2 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $19.9 million for the six months ended June 30, 2006, $36.8 million in 2005, $22.3 million in 2004, and $14.2 million in 2003. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth almost exclusively through sales of common stock and preferred stock. In addition, we received an upfront license fee from Ortho Biotech in March 2004 for our joint collaboration for the development and commercialization of andarine and other licensed SARM compounds that Ortho Biotech may choose to develop. FARESTON is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the six months ended June 30, 2006, we recognized $1.2 million in net revenues from the sale of FARESTON.
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
     Under our joint collaboration and license agreement with Ortho Biotech, Ortho Biotech is responsible for the manufacture, packaging and supply of andarine for both clinical trials and commercialization. We relied on EaglePicher Pharmaceutical Services as our single supplier for ostarine, but currently have sufficient supply to complete our planned Phase II clinical trials. EaglePicher Technologies, LLC, the parent company of EaglePicher Pharmaceutical Services, had previously filed for protection under the bankruptcy code, but has secured new financing and expects to emerge from bankruptcy in 2006. We continue to evaluate whether to transfer the manufacturing process to another contract manufacturer and expect to make a decision in the second half of this year. If our current supply of ostarine becomes unusable, if our ostarine supply is not sufficient to complete our planned Phase II clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis, we could experience a delay in receiving an adequate supply of ostarine for use in our clinical trials.
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Orion for ACAPODENE and EaglePicher or Ortho Biotech for ostarine or andarine respectively, or to do so at an acceptable cost, or if these or other suppliers fail to meet our requirements for these product candidates or for ostarine for any reason, we would be required to obtain alternate suppliers. However, we may not be permitted to obtain alternate suppliers for ACAPODENE under our license agreement with Orion if Orion terminates its supply of ACAPODENE due to our uncured material breach or bankruptcy. Any inability to obtain alternate suppliers, including an inability to obtain approval of an alternate supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates.
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

     If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. For example, the active pharmaceutical ingredient in ACAPODENE is also the active pharmaceutical ingredient in FARESTON. Orion also manufactures toremifene for third parties for sale outside the United States for the treatment of advanced breast cancer in postmenopausal women.
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
     FARESTON is currently our only marketed product. Sales of FARESTON in the United States have been declining. Continued sales of FARESTON could be impacted by many factors. The occurrence of one or more of the following risks may cause sales of FARESTON to decline:
•	the loss of the availability of Orion’s website to market FARESTON, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which accounted for approximately 94% of our revenue generated from the sale of FARESTON for the six months ended June 30, 2006;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON; and

•	our inability to manufacture FARESTON until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
     In addition, sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON, resulting in a continued decline in FARESTON sales.
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
     Various products are currently marketed or sold and used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. The occurrence of such off-label uses could significantly reduce our ability to market and sell any products that we may develop. For example, although there are no products that have been approved by the FDA to treat multiple side effects of androgen deprivation therapy, we are aware of a number of drugs marketed by Eli Lilly, Merck, Sanofi-Aventis, Procter & Gamble, Wyeth Pharmaceuticals, Boehringer Ingelheim, Novartis and Bristol Myers Squibb that are prescribed off-label to treat single side effects of this therapy; that external beam radiation is used to treat breast pain and enlargement; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While GTx has the only pharmaceutical product in clinical development to prevent prostate cancer in men with high grade PIN, Glaxo Smith Kline is conducting a Phase III study on prostate cancer prevention which purposely excludes the high risk patient group of men with high grade PIN. In addition, there are nutritional supplement studies (for example selenium) investigating prostate cancer prevention in men with high grade PIN. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle wasting from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle wasting from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle wasting. Also, TAP Pharmaceuticals and Ligand Pharmaceuticals have entered into a collaboration agreement to develop a SARM and may be initiating Phase II studies in 2006. In addition, there are other SARM product candidates at an earlier stage of development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as ostarine. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.

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
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. If we are not able to attract and keep senior management and key scientific personnel, particularly Dr. Mitchell S. Steiner, we may not be able to successfully develop or commercialize our product candidates. All of our employees are at-will employees and can terminate their employment at any time. We do not carry “key person” insurance covering members of senior management, other than $25 million of insurance covering Dr. Steiner.
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
     As of June 30, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 79.1% of our outstanding common stock. Our officers and directors owned approximately 58.6% of our outstanding common stock as of June 30, 2006. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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
     For the 12 month period ended June 30, 2006, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 82,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2006, we had 31,005,717 shares of common stock outstanding.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our common stock began trading on the NASDAQ Global Market under the trading symbol “GTXI” on February 3, 2004. We sold 5,400,000 shares of common stock in our initial public offering at a price to the public of $14.50 per share. Our Registration Statement on Form S-1 (333-109700) was declared effective by the SEC on February 2, 2004. The offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. After deducting the underwriting discounts and the offering expenses, we received net proceeds of $70.4 million. From the time of receipt through their ultimate use, we had invested the available net proceeds in short-term securities. In addition, as of June 30, 2006, we had used all of the net proceeds from our initial public offering as follows: approximately $62.7 million of the proceeds were used to fund our operations, approximately $2.9 million of the proceeds were used for capital expenditures and approximately $4.8 million of the proceeds were used to acquire a license from Orion Corporation. The application of the net proceeds from our initial public offering as set forth above represents our best estimate and does not represent a material change from the use of proceeds as described in the prospectus for our initial public offering. No such payments were made to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for Board or Board committee service.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 26, 2006, our 2006 Annual Meeting of Stockholders was held at our corporate offices in Memphis, Tennessee. During this meeting, our stockholders voted on the following three proposals:
     (a) Proposal to elect three Class II directors to serve until the 2009 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

	Votes
Nominee	For	Authority Withheld
J. Kenneth Glass	29,852,679	52,659
Marc S. Hanover	29,892,562	12,776
John H. Pontius	28,763,603	1,136,135
     Our Class III directors, J.R. Hyde, III, Timothy R. G. Sear, Michael G. Carter, M.D. and Mitchell S. Steiner, M.D., F.A.C.S., will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class I directors, Andrew M. Clarkson, Robert W. Karr, M.D., and Rosemary Mazanet, M.D., Ph.D., will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.
     (b) Proposal to approve the GTx, Inc. Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan:

For	Withheld	Abstain	Broker Non-Vote
22,786,063	1,456,670	5,404	5,657,201

     (c) Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Withheld	Abstain	Broker Non-Vote
29,896,513	5,725	3,100	0
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: August 9, 2006	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: August 9, 2006	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(3)

10.32	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan (4)

10.33*†	Amendment dated May 23, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation

10.34*†	Amendment dated June 30, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation

10.35*	Form of Stock Option Agreement under the Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)

*	Filed herewith.

†	Confidential treatment has been requested for certain portions of this exhibit.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on April 27, 2006.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.