Form 10-Q
period 2006-09-30
GTX INC /DE/
filed 2006-11-03
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2006, 31,011,385 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,551	$74,014
Accounts receivable	121	153
Inventory	236	135
Receivable from collaboration partner	27,898	—
Prepaid expenses and other current assets	1,330	1,702

Total current assets	74,136	76,004
Property and equipment, net	1,556	1,746
Purchased intangible assets, net	4,810	4,978
Receivable from collaboration partner, less current portion	1,189	—
Other assets	37	83

Total assets	$81,728	$82,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,344	$1,407
Accrued expenses	3,987	3,230
Deferred revenue — current portion	7,189	1,337

Total current liabilities	12,520	5,974
Deferred revenue, less current portion	24,972	2,958
Other long term liability	319	280
Capital lease obligation	16	20
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 31,005,717 shares issued and outstanding at September 30, 2006 and 30,993,967 shares issued and outstanding at December 31, 2005	31	31
Deferred stock compensation	—	(1,725)
Additional paid-in capital	268,936	269,542
Accumulated deficit	(225,066)	(194,269)

Total stockholders’ equity	43,901	73,579

Total liabilities and stockholders’ equity	$81,728	$82,811

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Product sales, net	$348	$288	$1,512	$2,133
Collaboration revenue	724	334	1,393	1,003

Total revenues	1,072	622	2,905	3,136
Costs and expenses:
Cost of product sales	118	185	755	1,350
Research and development expenses	9,614	8,454	26,499	24,419
General and administrative expenses	2,867	2,271	8,509	7,433

Total costs and expenses	12,599	10,910	35,763	33,202

Loss from operations	(11,527)	(10,288)	(32,858)	(30,066)
Interest income	638	345	2,061	1,023

Net loss	$(10,889)	$(9,943)	$(30,797)	$(29,043)

Net loss per share:
Basic	$(0.35)	$(0.40)	$(0.99)	$(1.18)

Diluted	$(0.35)	$(0.40)	$(0.99)	$(1.18)

Weighted average shares used in computing net loss per share:
Basic	31,005,717	24,664,950	31,001,292	24,664,794

Diluted	31,005,717	24,664,950	31,001,292	24,664,794

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(30,797)	$(29,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	874	749
Share-based compensation	948	480
Directors’ deferred compensation	105	95
Deferred revenue amortization	(1,393)	(1,003)
Foreign currency transaction loss	175	—
Changes in assets and liabilities:
Accounts receivable	32	—
Inventory	(101)	273
Receivable from collaboration partner	(29,262)	—
Prepaid expenses and other current assets	372	(1,321)
Other assets	46	138
Accounts payable	(63)	1,055
Accrued expenses and other long term liability	796	3,023
Deferred revenue	29,259	—

Net cash used in operating activities	(29,009)	(25,554)

Cash flows from investing activities:
Purchase of property and equipment	(308)	(799)
Purchase of intangible assets	(208)	(372)

Net cash used in investing activities	(516)	(1,171)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	66	9
Payments on capital lease obligation	(4)	(4)

Net cash provided by financing activities	62	5

Net decrease in cash and cash equivalents	(29,463)	(26,720)
Cash and cash equivalents, beginning of period	74,014	64,528

Cash and cash equivalents, end of period	$44,551	$37,808

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
     GTx is developing ACAPODENE ® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. GTx has licensed to the Ipsen Group exclusive rights in Europe to develop and commercialize ACAPODENE® for the prevention of prostate cancer in high risk men and for the treatment of multiple side effects of androgen deprivation therapy. GTx also is developing ostarine, a selective androgen receptor modulator, or SARM. Ostarine is currently being evaluated in a Phase II clinical trial in 120 elderly men and postmenopausal women. We believe that ostarine has the potential to treat a variety of indications, including muscle wasting and bone loss in frail elderly patients, osteoporosis, muscle wasting in end stage renal disease patients, and severe burn wounds and associated muscle wasting. GTx has licensed to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (Ortho Biotech), andarine, another of GTx’s SARMs, under a joint collaboration and license agreement.
     Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

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
     Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of revenue. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates its accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2006 and December 31, 2005, the Company’s accrual for product returns was $162 and $274, respectively. If actual future results are different than the Company’s estimates, the Company may need to adjust its estimated accrual for product returns, which could have a material effect on earnings in the period of the adjustment.
     Collaboration revenue consists of non-refundable up-front payments and license fees associated with the Company’s collaboration and license agreements discussed in Note 4. The Company recognized revenue in accordance with SAB No. 104. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation.
     Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 “(FIN 48)”, which clarifies the accounting for uncertainty in tax positions.
     FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss, as reported	$(10,889)	$(9,943)	$(30,797)	$(29,043)
Add: Share-based compensation expense included in reported net loss	362	165	1,053	573
Deduct: Share-based compensation expense determined under the fair value based method	(362)	(609)	(1,053)	(1,498)

Pro forma net loss	$(10,889)	$(10,387)	$(30,797)	$(29,968)

Net loss per share:
Basic — as reported	$(0.35)	$(0.40)	$(0.99)	$(1.18)

Basic — pro forma	$(0.35)	$(0.42)	$(0.99)	$(1.22)

Diluted — as reported	$(0.35)	$(0.40)	$(0.99)	$(1.18)

Diluted — pro forma	$(0.35)	$(0.42)	$(0.99)	$(1.22)

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
     Total share-based compensation expense for the three months ended September 30, 2006 was $362, of which $131 and $231 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2006 was $1,053, of which $408 and $645 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation expense under APB No. 25. Total share-based compensation expense for the three months ended September 30, 2005 was $165, of which $113 and $52 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2005, was $573, of which $353 and $220 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to deferred compensation arrangements for the Company’s directors which was $35 and $31 for the three months ended September 30, 2006 and 2005, respectively, and $105 and $95 for the nine months ended September 30, 2006 and 2005, respectively. The adoption of SFAS No. 123(R) has resulted in increased share-based compensation expense and net loss of $168 and $471 and increased net loss per share of $0.01 and $0.02 for the three months and nine months ended September 30, 2006, respectively. The current year increase in stock-based compensation expense is the result of recognizing stock-based compensation expense in accordance with the provisions of SFAS No. 123(R) as compared to recognizing stock-based compensation expense in accordance with the provision of APB No. 25.

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
     The Company grants options to purchase common stock to certain employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The options have a term of 10 years from the grant date and vest three years from the grant date for director options and in periods up to five years from the grant date for employee options. Employees have 90 days after the employment relationship ends to exercise all vested options except in the case of retirement, permanent disability or death, where exercise periods are generally longer. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of certain stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the three months and nine months ended September 30, 2006 and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Expected price volatility	79.1%	70.2%
Risk-free interest rate	4.9%	4.6%
Weighted average expected life in years	6.0	6.0
Dividend yield	0.0%	0.0%
Forfeiture rate	12.0%	12.0%
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
     A summary of stock option activity since our most recent fiscal year end is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	1,301,750	$8.27
Granted	219,834	$8.43
Exercised	(11,750)	$5.69
Forfeited	(38,500)	$9.39

Outstanding at September 30, 2006	1,471,334	$8.28

     At September 30, 2006, the average remaining contractual term of all outstanding options was 7.31 years, with an aggregate intrinsic value of $2,531, with 473,108 of the outstanding options being exercisable with an average exercise price of $7.18, an average remaining contractual term of 6.08 years and an aggregate intrinsic value of $1,257. Shares reserved for future option grants were 1,554,672 at September 30, 2006. For the three months ended September 30, 2006 and 2005, the weighted average grant date fair values of options granted was $6.30 and $6.89, respectively. For the nine months ended September 30, 2006 and 2005, the weighted average grant date fair values of options granted was $5.60 and $6.42, respectively. There were 11,750 options exercised during the nine months ended September 30, 2006 and no options were exercised during the three months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $46. There were no options exercised during the nine months ended September 30, 2005. The Company issues new shares of common stock upon the exercise of options. At September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $2,962 with a weighted average expense recognition period of 1.97 years.
     Under the Company’s Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan, on the day immediately following each annual meeting of the Company’s stockholders, each non-employee director receives an option to purchase shares of common stock. The number of shares of common stock subject to these annual grants is currently set at 8,000, and such number of shares may be increased or decreased by the Board of Directors. If an individual has not been serving as a non-employee director for the entire period since the preceding annual meeting of the Company’s stockholders, the number of shares subject to such individual’s annual grant will be reduced pro rata for each full month prior to the date of grant during which such individual did not serve as a non-employee director. In addition, each new director receives an option to purchase shares of common stock upon his or her election to the Board of Directors. The number of shares of common stock subject to these new director grants is currently set at

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
10,000, and such number of shares may be increased or decreased by the Board of Directors. These stock option grants are made at the fair market value as of the grant date. At September 30, 2006, there were options outstanding to purchase 125,334 shares of common stock under this plan with 142,666 shares of common stock remaining available for future issuance under this plan.
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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net loss per share
Numerator:
Net loss	$(10,889)	$(9,943)	$(30,797)	$(29,043)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	31,005,717	24,664,716	30,993,967	24,664,716
Exercise of employee stock options	—	234	7,325	78

Weighted average shares used in computing basic net loss per share	31,005,717	24,664,950	31,001,292	24,664,794

Basic net loss per share	$(0.35)	$(0.40)	$(0.99)	$(1.18)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Diluted net loss per share
Numerator:
Net loss	$(10,889)	$(9,943)	$(30,797)	$(29,043)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	31,005,717	24,664,716	30,993,967	24,664,716
Exercise of employee stock options	—	234	7,325	78

Weighted average shares used in computing diluted net loss per share	31,005,717	24,664,950	31,001,292	24,664,794

Diluted net loss per share	$(0.35)	$(0.40)	$(0.99)	$(1.18)

     Weighted average options outstanding to purchase shares of common stock of 1,468,589 and 1,264,470 for the three months ended September 30, 2006 and 2005, respectively, and 1,461,301 and 1,224,911 for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.
4. COLLABORATION AND LICENSE AGREEMENTS
     In September 2006, the Company entered into a collaboration and license agreement with Ipsen pursuant to which the Company granted Ipsen exclusive rights to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which the Company has licensed from Orion Corporation, (“Orion”), which include indications for all diseases or indications in humans except the treatment and prevention of breast cancer in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States (collectively, the “European Territory”). In accordance with the terms of the agreement, Ipsen has agreed to pay the Company

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
€23,000 as a license fee and expense reimbursement, of which €1,500 will be paid in equal installments over a three year period. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. Pursuant to the agreement, GTx is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene (including ACAPODENE®) which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. GTx will remain responsible for paying upstream royalties on ACAPODENE® to both Orion and the University of Tennessee Research Foundation for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     The Company recorded deferred revenue of $29,259 related to the Ipsen upfront license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated development period for ACAPODENE® in the European Territory (see Note 1). The Company recognized as collaboration revenue $390 for the three months ended September 30, 2006 from the amortization of the Ipsen deferred revenue. Collaboration revenue for the three months ended September 30, 2006 also included $334 from the amortization of the upfront license fee received from Ortho Biotech under a joint collaboration and license agreement for andarine.

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
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs;

•	potential future licensing fees, milestone payments and royalty payments including any milestone payments or royalty payments that we may receive under our collaboration and license agreements with Ortho Biotech and Ipsen;

•	our and our collaborator’s ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
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

Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics for cancer and serious conditions related to men’s health. Our lead drug discovery and development programs are focused on small molecules that selectively modulate the effects of estrogens and androgens, two essential classes of hormones. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. We have licensed to the Ipsen Group exclusive rights in Europe to develop and commercialize ACAPODENE® for the prevention of prostate cancer in high risk men and for the treatment of multiple side effects of androgen deprivation therapy. We are also developing ostarine, a selective androgen receptor modulator, or SARM. We believe that ostarine has the potential to treat a variety of indications, including muscle wasting and bone loss in frail elderly patients, osteoporosis, muscle wasting in end stage renal disease patients, and severe burn wounds and associated muscle wasting. We initiated a proof of concept Phase II clinical trial of ostarine in May 2006 and completed enrollment in July 2006. We expect to report the data from the Phase II clinical trial in the fourth quarter of 2006. We have licensed to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (Ortho Biotech), andarine, another one of our SARMs, under a joint collaboration and license agreement.
     We plan to build specialized sales and marketing capabilities to promote our product candidates to urologists and medical oncologists in the United States and to seek partners to commercialize our product candidates to broader markets in the United States and in the rest of the world.
     We currently market FARESTON® (toremifene citrate 60 mg) tablets, which have been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic breast cancer in post-menopausal women in the United States. In January 2005, we acquired from Orion Corporation, (“Orion”), the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. We also acquired a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON® is the same as in ACAPODENE®, but at a different dose. Acquiring the FARESTON® license allows us to control all toremifene based products in the United States and enhances the strategic value of our ACAPODENE® assets. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON®, resulting in a continued decline in FARESTON® sales.
     In addition, we have an extensive preclinical pipeline generated from our own discovery program that includes the specific product candidates prostarine, a SARM for benign prostatic hyperplasia, and andromustine, an anticancer product candidate, for hormone refractory prostate cancer.
     Our most advanced product candidate, ACAPODENE®, is being developed to treat both the multiple side effects of ADT and to prevent prostate cancer in high risk men with high grade PIN. ADT is the standard medical treatment for patients who have advanced, recurrent or metastatic prostate cancer, and we believe that there will be approximately one million prostate cancer survivors treated with ADT in 2008. We commenced a pivotal Phase III clinical trial of ACAPODENE® under a Special Protocol Assessment, or SPA, with the FDA for this indication in November 2003. We reached our enrollment goal in the fall of 2005 with approximately 1,400 patients randomized for the trial. In December 2005,

GTx conducted a planned interim analysis of bone mineral density (“BMD”) in the first 197 patients to complete a full year of treatment. In each of three measurements (lumbar spine, hip and femoral neck), statistically significant positive changes in BMD were observed in patients on ACAPODENE®, when compared to patients on placebo, who on average lost bone. In June 2006, GTx conducted a lipid interim analysis of the same 197 patients. Patients treated with ACAPODENE® had statistically significant lower levels of total cholesterol, LDL, and triglycerides, reduction in the ratio of total cholesterol to HDL, and higher levels of HDL, when compared to patients on placebo. However, data on all patients completing the study will need to be evaluated before any conclusions about clinical significance of the lipid findings can be drawn. We anticipate that we will complete this Phase III clinical trial in the fourth quarter of 2007. If the results are favorable, we expect to file a New Drug Application, or NDA, with the FDA in the first half of 2008. We are conducting a voluntary one-year blinded Phase IIIb extension trial for patients from the Phase III study to gather additional fracture and safety data. This Phase IIIb clinical study is a separate clinical trial and will not affect the current timeline for the completion of the ongoing Phase III clinical trial in the fourth quarter of 2007 and the potential submission of the NDA with the FDA.
     In the first quarter of 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE® for the prevention of prostate cancer in men with high grade PIN, which is being conducted under a SPA with the FDA. We reached our enrollment goal of 1,260 patients in May 2006 and expect to enroll approximately 300 additional patients by the end of 2006 into the study who will also participate in sub-studies requested by the FDA. The trial is designed as a 36 month study, but provides for an interim analysis after a sufficient number of events have occurred to determine if the efficacy of the study drug has been statistically attained. We believe that an interim analysis of the trial results will occur either in the fourth quarter of 2007 or the first quarter of 2008. If the efficacy endpoint is achieved, we plan to file an NDA with the FDA during 2008. If we are able to file an NDA based on the results of the interim analysis, we will need to continue to collect safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA.
     In September 2006, we entered into a collaboration and license agreement with Ipsen Limited (“Ipsen”), a wholly owned subsidiary of the Ipsen Group, pursuant to which we granted Ipsen exclusive rights to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which the company has licensed from Orion, which include indications for all diseases or indications in humans except the treatment and prevention of breast cancer in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”). In the agreement, both parties have agreed that neither party will seek to commercialize, promote, market or sell certain products within the European Territory for an agreed period of time subsequent to the time of the first commercial launch of ACAPODENE® within the European Territory. We and Ipsen have also granted to each other a right of first negotiation with respect to the development, marketing, sale and distribution of any new SERM-based products for the field of the prevention and treatment of prostate cancer or related side effects, or any other indication the parties may agree on. In accordance with the terms of the agreement, Ipsen agreed to pay us €23 million as a license fee and expense reimbursement, of which €1.5 million will be deferred and paid in equal installments over a three year period. In October 2006, we received €21.5 million (approximately $27.1 million) from Ipsen as initial payment for the license fee and expense reimbursement. Pursuant to the agreement, we are also entitled to receive from Ipsen up to an aggregate of €39 million in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay for all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and ADT indication. We will remain similarly responsible for all development and regulatory activities outside of the European Territory. However, Ipsen has agreed to pay a portion of our ACAPODENE®

development costs in the United States if certain conditions are met. Under the agreement, Ipsen must elect to retain its rights to commercialize ACAPODENE® and other products containing toremifene for the high grade PIN indication. Until such time as Ipsen shall make its election, however, it is required to initiate and carry out the development of ACAPODENE® for the high grade PIN indication in the European Territory and to pay all costs associated therewith. Depending on when Ipsen exercises this election, Ipsen may be required to pay an additional license fee as well as a premium on its share of the development and clinical trial expenses incurred by us in the United States since January 1, 2006, on account of ACAPODENE® for high grade PIN. If Ipsen does not exercise its election within a certain period, Ipsen will not be obligated to pay us for a portion of the development and clinical trial expenses incurred by us in the United States since January 1, 2006, on account of ACAPODENE® for the high grade PIN indication, and we may elect to terminate Ipsen’s rights to commercialize toremifene-based products for this indication, in which event all of Ipsen’s rights to ACAPODENE® for the high grade PIN indication (including all associated clinical trial data and regulatory filings and approvals) will revert to us. Ipsen has agreed to pay us a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene (including ACAPODENE®) in the mid-teens, which could reach the mid-twenties based on certain sales price thresholds being met, and which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. We will remain responsible for paying upstream royalties on ACAPODENE® to both Orion and the University of Tennessee Research Foundation for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     In our third clinical program, ostarine, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss in acute and chronic diseases. Ostarine is a novel non-steroidal agent designed to have anabolic activity like testosterone without unwanted side effects on the prostate and skin and in a once daily oral dose. We initiated a proof of concept Phase II clinical trial of ostarine in May 2006 and completed enrollment in July 2006. The three month placebo controlled clinical trial is evaluating multiple doses of ostarine in 60 elderly men and 60 postmenopausal women. The trial is designed to evaluate the activity of ostarine on building muscle and promoting bone as well as to assess safety in both elderly men and postmenopausal women. Endpoints of the trial include measurements of bone, fat, and muscle. We expect to report the data from the Phase II clinical trial in the fourth quarter of 2006. Based on ostarine’s Phase II clinical data profile, we will select specific acute and chronic muscle wasting and/or bone loss diseases for further development. We plan to initiate a Phase IIb or Phase III clinical trial of ostarine in 2007.
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
     Our net loss for the nine month period ended September 30, 2006 was $30.8 million. Our net loss included FARESTON® net product sales of $1.5 million and the recognition of collaboration revenue of $1.4 million for the nine months ended September 30, 2006. We have financed our operations and internal growth almost exclusively through private placements of preferred stock and our public offerings of common stock. We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals of our product candidates, establish sales and marketing capabilities and grow our operations. With the receipt in October 2006 of the initial payment of the upfront license fee and expense reimbursement from our collaboration with Ipsen, we believe that our current cash resources, interest on these funds and product revenue from the sale of FARESTON will be sufficient to meet our projected operating requirements through the first quarter of 2008.
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 75.7% of our total operating expenses for the nine months ended September 30, 2006. Research and development expenses include our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, and quality assurance activities.
     We expect that research and development expenditures will continue to increase during the remainder of the year and in subsequent years due to (1) the continuation of the pivotal Phase III clinical trial of ACAPODENE® for the treatment of serious side effects of ADT for advance prostate cancer and the one-year Phase IIIb extension trial, (2) the continuation of the pivotal Phase III clinical trial of ACAPODENE® for the prevention of prostate cancer in men with high grade PIN, (3) the continued clinical and preclinical development of ostarine, (4) the continued development of other product candidates in our SARM program that are not included in our collaboration with Ortho Biotech, including prostarine, (5) the continued preclinical development of other product candidates, including andromustine, and (6) the increase in research and development personnel.

     The following table identifies the development phase and status for each of our product candidates.

Product
	Candidate/	Development
Program	Indication	Phase	Status

SERM	ACAPODENE
80 mg
	Side effects of ADT	Pivotal Phase III clinical trial; Phase IIIb extension study	Phase III clinical trial ongoing under a SPA; attained enrollment goal; obtained statistically significant results from a planned BMD interim analysis in fourth quarter of 2005 and from a lipid interim analysis in second quarter of 2006
ACAPODENE
20 mg
	Prevention of prostate cancer in men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; attained enrollment goal and enrolling sub-studies

SARM	Ostarine
	Muscle wasting and/or bone loss in acute and chronic diseases	Phase II clinical trial	Phase II clinical trial ongoing; attained enrollment goal

Andarine
	Cancer cachexia	Phase I clinical trial	Four Phase I clinical trials completed
     Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, public relations and marketing functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also include insurance costs and FARESTON® selling and distribution expenses. We expect that our general and administrative expenses will increase in future periods as we add personnel and infrastructure to support the planned growth of our business. In addition, we plan to expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
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
Revenue Recognition
     Our revenues consist of product sales of FARESTON® and revenues derived from our collaboration and license agreements.
     We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists” (“FAS No. 48”) and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing and collaboration agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation. We estimated the performance obligation period to be five years for the development of andarine with Ortho Biotech and also for the development of ACAPODENE® for both the high grade PIN and ADT indications in the European Territory with Ipsen. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continuously monitor these factors for indications of appropriate revisions.
     We recognize net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of revenue. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 94% of the total sales of FARESTON® for the nine month period ended September 30, 2006. Based on this information, which we have not independently verified, we estimate the number of months of product on hand. During the three months ended September 30, 2006, we reduced our estimated accrual for product returns by $126,000 which resulted in an increase to net product sales of $126,000 for the three months ended September 30, 2006. At September 30, 2006 and December 31, 2005, our accrual for product returns was $162,000 and $274,000, respectively. If actual future results are different than our estimates, we may need to adjust our estimated accrual for product returns, which could have a material effect on earnings in the period of the adjustment.
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
     Total share-based compensation expense for the three months ended September 30, 2006 was $362,000, of which $131,000 and $231,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2006 was $1.1 million, of which $408,000 and $645,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation expense under APB No. 25. Total share-based compensation expense for the three months ended September 30, 2005 was $165,000 of which $113,000 and $52,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2005, was $573,000 of which $353,000 and $220,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to deferred compensation arrangements for our directors, which was $35,000 and $31,000 for the three months ended September 30, 2006 and 2005, respectively, and $105,000 and $95,000 for the nine months ended September 30, 2006 and 2005, respectively. On the date of adoption of SFAS No. 123(R), the unamortized balance of deferred stock compensation of $1.7 million was reduced to zero with an offsetting adjustment to additional paid-in capital.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 “(FIN 48)”, which clarifies the accounting for uncertainty in tax positions.

     FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.
Results of Operations
Three Months Ended September 30, 2006 and 2005
Revenues
     Revenues for the three months ended September 30, 2006 were $1.1 million as compared to $622,000 for the same period of 2005. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration income from Ortho Biotech for andarine and Ipsen for ACAPODENE®. During the three months ended September 30, 2006 and 2005, FARESTON® net sales were $348,000 and $288,000, respectively, while costs of products sales were $118,000 and $185,000, respectively. During the three months ended September 30, 2006, we reduced our estimated accrual for product returns by $126,000 which resulted in an increase in net product sales of $126,000 for the three months ended September 30, 2006. During the three months ended September 30, 2006, the sales price of FARESTON® increased by 9.7% while sales revenue increased by 21%, after the reduction in the accrual for product returns, and sales volume decreased by 26% as compared to the same period in 2005. Collaboration income was $724,000 for the three months ended September 30, 2006, of which $390,000 and $334,000 was from Ipsen and Ortho Biotech, respectively. Ipsen collaboration income was recognized for the period from September 7, 2006 to September 30, 2006. Collaboration income from Ortho Biotech was $334,000 for the three months ended September 30, 2005.
Research and Development Expenses
     Research and development expenses increased by $1.1 million to $9.6 million for the three months ended September 30, 2006 from $8.5 million for the same period of 2005. The following table identifies the research and development expenses for each of our product candidates, as well as research and development expenses pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/
Program	Indication	Three Months Ended September 30,
		2006	2005
		(in thousands)
SERM	ACAPODENE
	80 mg
	Side effects of ADT	$2,016	$3,679

	ACAPODENE
	20 mg
	Prevention of
	prostate cancer in
	men with high grade
	PIN	2,455	1,996

SARM	Ostarine
	Muscle wasting
	and/or bone loss in
	acute and chronic
	diseases	3,014	676

	Andarine
	Cancer cachexia	14	36

Other research and development		2,115	2,067

Total research and development expenses		$9,614	$8,454

General and Administrative Expenses
     General and administrative expenses increased during the three months ended September 30, 2006 to $2.9 million from $2.3 million for the three months ended September 30, 2005. The increase was primarily the result of increased personnel related expenses resulting from additional personnel and increased share-based compensation expense as a result of the adoption of SFAS No.123(R) effective January 1, 2006.
Interest Income
     Interest income increased to $638,000 for the three months ended September 30, 2006 from $345,000 for the three months ended September 30, 2005. The increase was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the three months ended September 30, 2006, as compared to the same period in 2005.

Results of Operations
Nine Months Ended September 30, 2006 and 2005
Revenues
     Revenues for the nine months ended September 30, 2006 were $2.9 million as compared to $3.1 million for the same period of 2005. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration income from Ortho Biotech for andarine and Ipsen for ACAPODENE®. During the nine months ended September 30, 2006 and 2005, FARESTON® net sales were $1.5 million and $2.1 million, respectively, while costs of products sales were $755,000 and $1.4 million, respectively. During the nine months ended September 30, 2006, the sales price of FARESTON® increased by 9.7% while sales revenue and sales volume decreased by 29% and by 38%, respectively, as compared to the same period in 2005. Collaboration income was $1.4 million for the nine months ended September 30, 2006, of which $1.0 million and $390,000 was from Ortho Biotech and Ipsen, respectively. Collaboration income from Ortho Biotech was $1.0 million for the nine months ended September 30, 2005.
Research and Development Expenses
     Research and development expenses increased by $2.1 million to $26.5 million for the nine months ended September 30, 2006 from $24.4 million for the same period of 2005. The following table identifies the research and development expenses for each of our product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/
Program	Indication	Nine Months Ended September 30,
		2006	2005
		(in thousands)
SERM	ACAPODENE®
	80 mg
	Side effects of ADT	$6,337	$9,177

	ACAPODENE®
	20 mg
	Prevention of
	prostate cancer in
	men with high grade
	PIN	8,530	5,213

SARM	Ostarine
	Muscle wasting and/or
	bone loss in acute
	and chronic diseases	5,543	4,225

	Andarine
	Cancer cachexia	44	136

Other research and development		6,045	5,668

Total research and development expenses		$26,499	$24,419

General and Administrative Expenses
     General and administrative expenses increased during the nine months ended September 30, 2006 to $8.5 million from $7.4 million for the nine months ended September 30, 2005. The increase of approximately $1.1 million was primarily the result of increased personnel related expenses resulting from additional personnel to support our planned growth which accounted for approximately $.6 million of the increase. The remainder of the increase was due primarily to an increase in share-based compensation expense as a result of the adoption of SFAS No.123(R) effective January 1, 2006.
Interest Income
     Interest income increased to $2.1 million for the nine months ended September 30, 2006 from $1.0 million for the nine months ended September 30, 2005. The increase of approximately $1.1 million was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the nine months ended September 30, 2006, as compared to the same period in 2005.

Liquidity and Capital Resources
     At September 30, 2006, we had cash and cash equivalents of $44.6 million, compared to $74.0 million at December 31, 2005. Net cash used in operating activities was $29.0 million and $25.6 million for the nine months ended September 30, 2006 and 2005, respectively. The use of cash in both periods resulted primarily from funding our net losses. Net cash used in investing activities was $516,000 and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities for both periods was primarily for the purchase of research and development equipment, software, computer equipment, and furniture and fixtures. We currently expect to make capital expenditures of approximately $500,000 for the remainder of 2006.
     Net cash provided by financing activities was $62,000 for the nine month period ended September 30, 2006 and included proceeds from the exercise of employee stock options of $66,000, offset by principal payments under a capital lease obligation of $4,000. Net cash provided by financing activities for the nine months ended September 30, 2005 was $5,000 and included proceeds from the exercise of employee stock options of $9,000, offset by principal payments under a capital lease obligation of $4,000.
     With the receipt in October 2006 of the initial license fee and expense reimbursement payment from our collaboration with Ipsen of approximately $27.1 million, we estimate that our current cash resources, interest on these funds, and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through the first quarter of 2008. This estimate does not include additional funding that we may receive under our existing collaborations with Ortho Biotech and Ipsen, potential future collaboration agreements with other companies, or the potential future issuance and sale of our securities.
     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” under Part II, Item 1A below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaboration and license agreements with Ortho Biotech and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone or royalty payments that we may receive under our collaboration and license agreements with Ortho Biotech and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through additional funding that we may receive under our collaborations with Ortho Biotech and Ipsen, public or private equity offerings, debt financing or other collaboration and licensing arrangements, as well as through interest income earned on cash balances. With the exception of payments that we may receive under our collaborations with Ortho Biotech and Ipsen, we do not currently have any commitments for future external funding. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of one percentage point in the average interest rate earned on our cash equivalents would have resulted in a decrease in our interest income of approximately $599,000 for the nine months ended September 30, 2006.
     We operate primarily in the United States. However, some of our clinical trial sites are located in Argentina, Canada, Germany, Ireland, Mexico and the United Kingdom which requires us to make payments for certain clinical trial services in foreign currencies. In accordance with the terms of a collaboration and license agreement, Ipsen Limited is required to pay us €23.0 million as a license fee and expense reimbursement. We are also entitled to receive from Ipsen up to €39.0 million in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory. Ipsen’s obligation to make payments to us in Euros exposes us to potential foreign currency transaction losses. Our exposure to foreign currency rate fluctuations will increase because we are obligated to pay Orion Corporation, our supplier of ACAPODENE® and FARESTON®, in Euros. However, such exposure is not expected to be material. We do not currently use derivative financial instruments to mitigate this exposure.

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
     There were no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have a limited operating history. As of September 30, 2006, we had an accumulated deficit of $225.1 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $30.8 million for the nine months ended September 30, 2006, $36.8 million in 2005, $22.3 million in 2004, and $14.2 million in 2003. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth almost exclusively through sales of common stock and preferred stock. In addition, we have received upfront license fees and payments pursuant to our collaboration agreements with Ortho Biotech for andarine and certain other SARMs, and Ipsen Limited for European rights to ACAPODENE® and other toremifene-based products. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the nine months ended September 30, 2006, we recognized $1.5 million in net revenues from the sale of FARESTON®.
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

     With the receipt in October 2006 of the initial payment of the upfront license fee and expense reimbursement from our collaboration with Ipsen, we estimate that our current cash resources, interest on these funds and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through the first quarter of 2008. This estimate does not include additional funding that we may receive under our existing collaboration agreements with Ortho Biotech and Ipsen, potential future collaboration agreements with other companies, or the potential future issuance and sale of our securities.
     Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaboration and license agreements with Ortho Biotech and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaboration and license agreements with Ortho Biotech and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances.
     If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates, or we may be required to grant licenses on terms that may not be favorable to us.

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
     We have agreed to purchase from Orion our worldwide requirements of toremifene, the active pharmaceutical ingredient in ACAPODENE®, in finished tablet form at specified transfer prices under a license and supply agreement. Similarly, Ipsen has agreed to purchase from Orion ACAPODENE® tablets for clinical testing and commercial sale within the European Territory (as defined in our collaboration and license agreement with Ipsen) under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of ACAPODENE®.

     In the event that Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy, we would not be able to manufacture ACAPODENE® until Orion’s patents with respect to the composition of matter of toremifene, the active pharmaceutical ingredient in ACAPODENE®, expire. Although Orion’s composition of matter patents within the European Territory have expired, and as such, would not prevent Ipsen from manufacturing ACAPODENE® within the European Territory, there is no obligation on the part of Orion to transfer its manufacturing technology to Ipsen or to assist Ipsen in developing manufacturing capabilities to meet Ipsen’s supply needs if Ipsen is in material breach of its supply agreement with Orion. Although we and Ipsen have agreed to collaborate with each other in the event either of our supply rights are terminated by Orion for any reason, a disruption in the supply of ACAPODENE® could delay the development of and impair our and Ipsen’s ability to commercialize ACAPODENE®. In addition, Orion may terminate its obligation to supply us and Ipsen with toremifene if Orion ceases its manufacture of toremifene permanently, or Orion may terminate it obligation to supply us if ACAPODENE® is not approved for commercial sale in the United States by December 31, 2009. If such termination occurs because Orion is no longer manufacturing toremifene, or because such regulatory approval is not obtained prior to the specified date, we and Ipsen will have the right to manufacture ACAPODENE®, but any arrangements we make for an alternative supply would still have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for ACAPODENE®. We and Ipsen have mutually agreed to cooperate in the manufacture of ACAPODENE® in the event Orion ceases manufacture of toremifene for any of the above-mentioned reasons.
     We also rely on Orion to cooperate with us in the filing and maintenance of regulatory filings with respect to the manufacture of ACAPODENE®. Orion may terminate its obligation to assist us in obtaining and maintaining regulatory approval of ACAPODENE® if we do not receive regulatory approval for ACAPODENE® in the United States by December 31, 2009. If Orion terminates its obligation to cooperate in these activities, or does not cooperate with us or otherwise does not successfully file or maintain these regulatory filings, we would be required to make arrangements with a qualified alternative supplier, which could delay or prevent regulatory approval of ACAPODENE®.
     Under our joint collaboration and license agreement with Ortho Biotech, Ortho Biotech is responsible for the manufacture, packaging and supply of andarine for both clinical trials and commercialization. We have relied on EaglePicher Pharmaceutical Services as our single supplier for ostarine, and we are currently assessing our manufacturing needs for additional clinical trial materials and commercial supply of ostarine as we continue to review our clinical strategy for ostarine. We will evaluate whether to continue to rely on the manufacturing capabilities of EaglePicher or whether some or all of the manufacturing process should be transferred to another contract manufacturer as we plan for our clinical trials and potential commercial launch of ostarine. If our current supply of ostarine becomes unusable, if our ostarine supply is not sufficient to complete our clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis for our clinical trials and potential commercial launch, we could experience a delay in receiving an adequate supply of ostarine.
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Orion for ACAPODENE® and EaglePicher or Ortho Biotech for ostarine or andarine, respectively, or to do so at an acceptable cost, or if these or other suppliers fail to meet our requirements for these product candidates or for ostarine for any reason, we would be required to obtain alternate suppliers. However, we may not be permitted to obtain alternate suppliers for ACAPODENE® under our license agreement with Orion if Orion terminates its supply of ACAPODENE® due to our uncured material breach or bankruptcy. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us; and

•	the possible exercise by Orion of its right to terminate its obligation to supply us with toremifene:
•	if it permanently ceases manufacture of toremifene or if we do not obtain regulatory approval of ACAPODENE® in the United States prior to December 31, 2009; or

•	if Orion terminates due to our uncured material breach or bankruptcy.
     If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. For example, the active pharmaceutical ingredient in ACAPODENE® is also the active pharmaceutical ingredient in FARESTON®. Further, Orion has agreed to supply ACAPODENE® tablets to Ipsen for clinical trials and commercial supply in the European Territory. Orion also manufactures toremifene for third parties for sale outside the United States for the treatment of advanced breast cancer in postmenopausal women.
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
We are dependent on our collaborative arrangement with Ortho Biotech to develop and commercialize andarine and we are dependent on our collaborative arrangement with Ipsen to develop and commercialize ACAPODENE® in the European Territory. We may also be dependent upon additional collaborative arrangements to complete the development and commercialization of some of our other product candidates. These collaborative arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
     The loss of Ortho Biotech or Ipsen as a collaborator in the development or commercialization of andarine or ACAPODENE®, respectively, any dispute over the terms of our collaborations with Ortho Biotech or Ipsen, or any other adverse development in our relationships with Ortho Biotech or Ipsen could materially harm our business and might accelerate our need for additional capital. For example, while we initially anticipated proceeding with Phase II clinical studies of andarine within a reasonable period subsequent to entering into our collaboration agreement with Ortho Biotech, to date Ortho Biotech has not initiated a Phase II clinical trial. We do not know when, or if, Ortho Biotech will initiate a Phase II clinical trial of andarine, and any failure to do so could have an adverse effect on our business, including with respect to our potential receipt of related milestone payments. Additionally, Ipsen is obligated to initiate and conduct appropriate clinical studies as required by the appropriate regulatory authorities in order to obtain marketing approvals of ACAPODENE® within the European Territory. Any failure on the part of Ipsen to initiate these studies could delay the commercialization of ACAPODENE® within the European Territory.
     We may not be successful in entering into additional collaborative arrangements with other third parties. If we fail to enter into additional collaborative arrangements on favorable terms, it could delay or impair our ability to develop and commercialize our other product candidates and could increase our costs of development and commercialization.
     Dependence on collaborative arrangements, including our arrangements with Ortho Biotech and Ipsen for the development and commercialization of andarine and ACAPODENE®, respectively, subjects us to a number of risks, including:
•	we are not able to control the amount and timing of resources that Ortho Biotech or Ipsen devotes to andarine or ACAPODENE®, respectively;

•	we may not be able to control the amount and timing of resources that our potential future partners may devote to our product candidates;

•	our partners may experience financial difficulties or changes in business focus;

•	we may be required to relinquish important rights such as marketing and distribution rights;

•	under certain circumstances, Ipsen may not be required to commercialize ACAPODENE® in certain countries of the European Territory if it is determined that it is not commercially reasonable for it to do so;

•	pricing reimbursement constraints within the European Territory may diminish the prospects of our receiving royalty payments from Ipsen on aggregate net sales of ACAPODENE® in some or all of the countries within the European Territory;

•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for this compound or product candidate;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
     Additionally, we and Ipsen have agreed that neither party will seek to commercialize, promote, market or sell certain products within the European Territory for an agreed period of time subsequent to the time of the first commercial launch of ACAPODENE® within the European Territory. We and Ipsen have also agreed to grant to the other a right of first negotiation with respect to the development, marketing, sale and distribution of any new SERM-based products for the field of the prevention and treatment of prostate cancer or related side effects, or any other indication the parties agree on.
Risks Related to Our Intellectual Property
Our license agreement with Orion excludes the use of toremifene in humans to treat breast cancer outside the United States and may limit our ability to market ACAPODENE® for human uses of toremifene outside the United States.
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
     Under the terms of our license agreement with Orion, Orion may require us and Ipsen to modify our final ACAPODENE® development plans for specified major markets outside the United States if those development plans could adversely affect Orion’s or Orion’s other licensees’ activities related to FARESTON® for breast cancer outside the United States or toremifene-based animal health products. Although we do not believe that our or Ipsen’s development plans adversely affect these activities, any future modifications to our or Ipsen’s plans imposed by Orion may limit our and Ipsen’s ability to maximize the commercial potential of ACAPODENE®.
     Furthermore, we and our affiliates are prohibited from marketing or selling products containing toremifene or related SERM compounds for human use in the United States and other major countries located outside the European Union during the term of Orion’s patents covering toremifene in such countries, which in the United States expire in September 2009. The binding effect of this noncompetition provision on us and our affiliates may make it more difficult for us to be acquired by some potential buyers during the relevant time periods even if we determine that a sale of the company would be in the best interests of our stockholders.

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
     Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, the methods for treating patients in the product indications using these product candidates and the methods used to synthesize these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensors own or control such valid and enforceable patents or trade secrets. Additionally, Ipsen’s ability to successfully market ACAPODENE® within a substantial portion of the European Territory may depend on the granting of marketing and data exclusivity from the appropriate regulatory authorities.
     Our rights to specified patent applications relating to SARM compounds that we have licensed from the University of Tennessee Research Foundation, or UTRF, are subject to the terms of UTRF’s license with The Ohio State University Research Foundation, or OSURF, and our rights to future related improvements are subject to UTRF’s exercise of an exclusive option under its agreement with OSURF for such improvements, which UTRF can exercise at no additional cost to it. In addition, under the terms of our agreements with the diagnostic companies to which we provide clinical samples from our Phase IIb and Phase III clinical trial of ACAPODENE®, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
     Even if our product candidates and the methods for treating patients in the product indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene expires in the United States in September 2009. Foreign counterparts of this patent have either already expired or will expire in Australia, Italy, Sweden and Switzerland in 2008, that is, before we or Ipsen will commercialize ACAPODENE®. As a result, outside the United States and in the United States after 2009, we will need to rely primarily on the protection afforded by method of use patents relating to the use of ACAPODENE® for the relevant product indications that have been issued or may be issued from our owned or licensed patent applications. Within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the ACAPODENE® products to be sold within the countries comprising the European Union. To date, most of our applications for method of use patents filed for ACAPODENE® outside of the United States are still pending and have not yielded issued patents. Although we intend to apply, if appropriate, for extensions of patent terms under applicable United States laws pertaining to our method of use patents, we may not be able to secure any such regulatory exclusivity or extension of patent term. Loss of marketing and data exclusivity for the ACAPODENE® products to be commercialized within the European Union could adversely affect its ability to successfully commercialize these products, and our failure to obtain any extension of patent terms for our method of use patents could adversely affect our prospects for protecting our ACAPODENE® products from competitive pressures in the United States for the time periods we currently expect. We are not eligible for any such exclusivity or further extension of the composition of matter patent of toremifene licensed to us by Orion in the United States.
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
Off-label sale or use of toremifene products could decrease sales of ACAPODENE® and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen are developing ACAPODENE®.
     In all countries in which we hold or have licensed rights to patents or patent applications related to ACAPODENE®, the composition of matter patents we license from Orion will expire before our method of use patents, and in some countries outside the United States, the composition of matter patents have already expired. Our method of use patents may not protect ACAPODENE® from the risk of off-label sale or use of other toremifene products in place of ACAPODENE®. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of toremifene may adversely affect our or Ipsen’s ability to generate revenue from the sale of ACAPODENE®, if approved for commercial sale.
     Even in the event that patents are issued from our pending method of use patent applications, after the expiration of the patent covering the composition of matter of toremifene in a particular country, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or patents issuing from pending patent applications, even though these toremifene products would not have been approved for those uses, and in most cases the competitor would not be liable for infringing our patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for ACAPODENE® for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of ACAPODENE® in the countries outside of the United States where these applications are currently pending, after the expiration of the patent covering the composition of matter of toremifene in a particular country, we would have no patent to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to ACAPODENE® for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for ACAPODENE® in the European Union for the treatment of prostate cancer and the multiple side effects resulting from androgen deprivation therapy. If generic versions of toremifene are able to be sold in countries within the European Territory for the indications for which Ipsen anticipates marketing ACAPODENE®, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if the same generic sales thresholds are reached.
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
     As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•	be prohibited from selling or licensing any product that we may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

•	be required to pay substantial royalties or grant a cross license to our patents to another patent holder, or

•	be required to redesign the formulation of a product candidate so it does not infringe, which may not be possible or could require substantial funds and time.
In addition, under our collaboration and license agreement with Ipsen, Ipsen may be entitled to offset a portion of any royalties due to us in any calendar year on account of ACAPODENE® sales to pay for costs incurred by Ipsen to obtain a license to any dominant intellectual property rights that are infringed by such ACAPODENE® sales.

Risk Related to Regulatory Approval of Our Product Candidates
If we or our collaborators are not able to obtain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidate and will prevent our collaborators from commercializing the product candidate in the licensed territories. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. In addition, we will not receive a substantial majority of the milestone payments provided under our collaboration and license agreement with Ipsen or any royalty payments if Ipsen is unable to obtain the necessary regulatory approvals to commercialize ACAPODENE® within the European Territory. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we believe that if the results of our ongoing Phase III clinical trial of ACAPODENE® for the reduction in the incidence of prostate cancer in men with high grade PIN are sufficiently positive, that trial will be sufficient to serve as a single pivotal Phase III clinical trial for this indication. In September 2005, we received a Special Protocol Assessment from the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the agency to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of the SPA, notably including if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we file an application with the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.

     We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the next few years. Similarly, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market ACAPODENE® within the European Territory until at least the same time period, if not later, than we expect to receive regulatory approval within the United States. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission, for additional information regarding risks associated with approval, as well as risks related to post-approval requirements.
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
Our only marketed product generating revenue is FARESTON®. FARESTON® is subject to a number of risks that may cause sales of FARESTON® to continue to decline.
     FARESTON® is currently our only marketed product. Sales of FARESTON® in the United States have been declining and we anticipate that they will continue to do so. Continued sales of FARESTON® could be impacted by many factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which accounted for approximately 94% of our revenue generated from the sale of FARESTON® for the nine months ended September 30, 2006;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
     Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON®, resulting in a continued decline in FARESTON® sales.
If we are unable to expand our sales and marketing capabilities or enter into and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.
     We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. For example, building a sales force is expensive and time-consuming and could delay any launch of a product candidate. Similarly, we are relying on Ipsen to market and distribute our ACAPODENE® product candidates through Ipsen’s established sales and marketing network within the European Territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our ACAPODENE® product candidates in the European Territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our ACAPODENE® product candidates in the European Territory. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
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
     A primary trend in the United States health care industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop or products we sell. Cost-control initiatives could decrease the price we might establish for products that we may develop or that we sell, which would result in lower product revenues to us.
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
     Various products are currently marketed or sold and used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. The occurrence of such off-label uses could significantly reduce our ability to market and sell any products that we may develop. For example, although there are no products that have been approved by the FDA to treat multiple side effects of androgen deprivation therapy, we are aware of a number of drugs marketed by Eli Lilly, Merck, Sanofi-Aventis, Procter & Gamble, Wyeth Pharmaceuticals, Boehringer Ingelheim, Novartis and Bristol Myers Squibb that are prescribed off-label to treat single side effects of this therapy; that external beam radiation is used to treat breast pain and enlargement; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in men with high grade PIN, GlaxoSmithKline is conducting a Phase III study on prostate cancer prevention which purposely excludes the high risk patient group of men with high grade PIN. In addition, there are nutritional supplement studies (for example selenium) investigating prostate cancer prevention in men with high grade PIN. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle wasting from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle wasting from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle wasting. Also, TAP Pharmaceuticals and Ligand Pharmaceuticals have entered into a collaboration agreement to develop a SARM and may be initiating Phase II studies in 2006. In addition, there are other SARM product candidates at an earlier stage of development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as ostarine. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of our clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	developments with respect to our collaborations with Ortho Biotech and Ipsen;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	actual or anticipated fluctuations in our results of operation;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     As of September 30, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 78.9% of our outstanding common stock. Our officers and directors owned approximately 58.4% of our outstanding common stock as of September 30, 2006. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     For the 12 month period ended September 30, 2006, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 85,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2006, we had 31,005,717 shares of common stock outstanding.
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

GTx, Inc.
Date: November 3, 2006	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 3, 2006	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of GTx, Inc.(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(3)

10.36*†	Partial Assignment Agreement among Registrant, Orion Corporation and Ipsen Limited dated September 7, 2006

10.37*†	Collaboration and License Agreement between Registrant and Ipsen Limited dated September 7, 2006

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (4)

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (4)

*	Filed herewith.

†	Confidential treatment has been requested for certain portions of this exhibit.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.