Form 10-Q
period 2007-03-31
GTX INC /DE/
filed 2007-05-07
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
      OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________
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
Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
     As of May 7, 2007, 34,884,871 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,431	$119,550
Accounts receivable, net	68	61
Inventory	180	207
Prepaid expenses and other current assets	2,857	1,882

Total current assets	114,536	121,700
Property and equipment, net	1,394	1,448
Intangible assets, net	4,649	4,714
Other assets	1,322	1,393

Total assets	$121,901	$129,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,748	$1,336
Accrued expenses	4,092	3,149
Deferred revenue — current portion	5,852	5,852

Total current liabilities	11,692	10,337
Deferred revenue, less current portion	20,091	21,554
Capital lease obligation	14	15
Other long term liability	282	300
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 34,877,079 shares issued and outstanding at March 31, 2007 and 34,822,362 shares issued and outstanding at December 31, 2006	35	35
Additional paid-in capital	327,690	326,793
Accumulated deficit	(237,903)	(229,779)

Total stockholders’ equity	89,822	97,049

Total liabilities and stockholders’ equity	$121,901	$129,255

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product sales, net	$192	$876
Collaboration revenue	1,463	334

Total revenues	1,655	1,210
Costs and expenses:
Cost of product sales	109	467
Research and development expenses	8,007	8,441
General and administrative expenses	3,117	2,950

Total costs and expenses	11,233	11,858

Loss from operations	(9,578)	(10,648)
Interest income	1,454	724

Net loss	$(8,124)	$(9,924)

Net loss per share:
Basic	$(0.23)	$(0.32)

Diluted	$(0.23)	$(0.32)

Weighted average shares used in computing net loss per share:
Basic	34,842,160	30,995,714

Diluted	34,842,160	30,995,714

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,124)	$(9,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	302
Share-based compensation	469	298
Directors’ deferred compensation	38	35
Deferred revenue amortization	(1,463)	(334)
Foreign currency transaction gain	(31)	—
Changes in assets and liabilities:
Accounts receivable, net	(7)	85
Inventory	27	(36)
Prepaid expenses and other assets	(873)	(700)
Accounts payable	412	560
Accrued expenses and other long term liability	925	1,252

Net cash used in operating activities	(8,351)	(8,462)

Cash flows from investing activities:
Purchase of property and equipment	(93)	(223)
Purchase of intangible assets	(64)	(66)

Net cash used in investing activities	(157)	(289)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	390	16
Payments on capital lease obligation	(1)	(2)

Net cash provided by financing activities	389	14

Net decrease in cash and cash equivalents	(8,119)	(8,737)
Cash and cash equivalents, beginning of period	119,550	74,014

Cash and cash equivalents, end of period	$111,431	$65,277

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
     GTx is developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. GTx has licensed to Ipsen Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize ACAPODENE® and other products containing toremifene for all indications which we have licensed from Orion Corporation (“Orion”). GTx is also developing OstarineTM, a selective androgen receptor modulator, or SARM, for the treatment of cancer wasting, which is known as cancer cachexia, and for the treatment of muscle wasting in chronic kidney disease and end-stage renal disease patients.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Use of Estimates
     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates its accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At March 31, 2007 and December 31, 2006, the Company’s accrual for product returns was $386 and $415, respectively. If actual future results are different than the Company’s estimates, the Company may need to adjust its estimated accrual for product returns, which could have a material effect on earnings in the period of the adjustment.
     Collaboration revenue consists of non-refundable up-front payments and license fees associated with the Company’s collaboration and license agreements discussed in Note 4. The Company recognized revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 “(FIN 48)”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the condensed financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on the Company’s financial condition or results of operations.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
2. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No.123(R), “Share-Based Payment” (“SFAS 123R”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock option plans.
     Total share-based compensation expense for the three months ended March 31, 2007 was $507, of which $234 and $273 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended March 31, 2006 was $333, of which $163 and $170 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended March 31, 2007 and 2006 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $38 and $35, respectively.
     The Company grants options to purchase common stock to certain employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The options have a term of ten years from the grant date and vest three years from the grant date for director options and in periods up to five years from the grant date for employee options. Employees have 90 days after the employment relationship ends to exercise all vested options except in the case of retirement, permanent disability or death, where exercise periods are generally longer. The Company issues new shares of common stock upon the exercise of options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of certain stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted for the periods presented and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended
	March 31,
	2007	2006
Expected price volatility	50.9%	66.5%
Risk-free interest rate	4.7%	4.5%
Weighted average expected life in years	7.0 years	6.0 years
Dividend yield	0%	0%
Forfeiture rate	12.0%	13.0%

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. For the three months ended March 31, 2007, the Company based its determination of expected volatility on its historical stock price volatility. For the three months ended March 31, 2006, the Company used an average expected price volatility of other publicly traded biopharmaceutical companies as it was the Company’s belief that it was the best indicator of future volatility as it had less than two years of its own historical stock price volatility. This change in estimate did not have a material effect on the Company’s results from operations for the three months ended March 31, 2007. An increase in the expected price volatility will increase compensation expense.
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
     The following is a summary of stock option transactions for all of the Company’s stock option plans since our most recent fiscal year end:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2006	1,458,289	$8.33
Options granted	336,500	17.88
Options forfeited	(9,500)	12.02
Options exercised	(54,717)	7.15

Options outstanding at March 31, 2007	1,730,572	10.20

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
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2007	2006
Basic net loss per share
Numerator:
Net loss	$(8,124)	$(9,924)
Denominator (weighted average shares):
Common stock outstanding at beginning of period	34,822,362	30,993,967
Exercise of employee stock options	19,798	1,747

Weighted average shares used in computing basic net loss per share	34,842,160	30,995,714

Basic net loss per share	$(0.23)	$(0.32)

	Three Months Ended
	March 31,
	2007	2006
Diluted net loss per share
Numerator:
Net loss	$(8,124)	$(9,924)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	34,822,362	30,993,967
Exercise of employee stock options	19,798	1,747

Weighted average shares used in computing diluted net loss per share	34,842,160	30,995,714

Diluted net loss per share	$(0.23)	$(0.32)

     Weighted average options outstanding to purchase shares of common stock of 1,760,674 and 1,442,447 for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
4. Collaboration and License Agreements
Ipsen Collaboration and License Agreement
In September 2006, the Company entered into a collaboration and license agreement with Ipsen pursuant to which the Company granted Ipsen exclusive rights in the European Territory to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In accordance with the terms of the license agreement, Ipsen has agreed to pay the Company €23,000 as a license fee and expense reimbursement, of which €1,500 will be paid in equal installments over a three year period. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. Pursuant to the agreement, GTx is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene (including ACAPODENE®) which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. The Company will remain responsible for paying upstream royalties on ACAPODENE® to both Orion and the University of Tennessee Research Foundation (“UTRF”) for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     The Company recorded deferred revenue of $29,259 related to the Ipsen up-front license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for ACAPODENE® in the European Territory. The Company recognized as collaboration revenue $1,463 for the three months ended March 31, 2007 from the amortization of the Ipsen deferred revenue.
Ortho Biotech Collaboration and License Agreement
     In March 2004, the Company entered into a joint collaboration and license agreement with Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (Ortho Biotech) for andarine, and specified backup SARM compounds. Under the terms of the agreement, the Company received in April 2004 an up-front licensing fee and expense reimbursement totaling $6,687. The up-front licensing fee and expense reimbursement were deferred and amortized into revenue on a straight-line basis over the estimated five year andarine development period. The Company recognized revenue of $334 for the three months ended March 31, 2006 from the amortization of the up-front license fee and expense reimbursement. In December 2006, the Company reacquired full rights to develop and commercialize andarine and all backup compounds previously licensed to Ortho Biotech and the joint collaboration and license agreement was terminated by mutual agreement of the parties. In connection with the termination of the Ortho Biotech agreement, the Company recognized the associated $3.1 million balance of deferred revenue as additional collaboration revenue for the year ended December 31, 2006. Accordingly, the

Company did not recognize any collaboration revenue for the three months ended March 31, 2007 with respect to the Ortho Biotech deferred revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs, including whether future clinical trials will achieve similar results to clinical trials that we have successfully concluded;

•	potential future licensing fees, milestone payments, and royalty payments including any milestone payments or royalty payments that we may receive under our collaboration and license agreement with Ipsen Limited;

•	our and our collaborator’s ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
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
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. We have licensed to Ipsen Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. We are also developing OstarineTM, a selective androgen receptor modulator, or SARM, for the treatment of cancer wasting, which is known as cancer cachexia, and for the treatment of muscle wasting in chronic kidney disease, (“or CKD”), and end-stage renal disease, (“or ESRD”) patients. We plan to initiate a Phase IIb clinical trial evaluating OstarineTM for the treatment of cancer cachexia by the summer of 2007 and another Phase IIb clinical trial evaluating OstarineTM for the treatment of muscle wasting in CKD patients by the end of the year. We believe that OstarineTM and our other SARMs have the potential to treat a variety of other indications related to muscle wasting and bone loss, including sarcopenia and osteoporosis. Even though we will primarily maintain our focus in urology and oncology, GTx is evolving into a selective nuclear hormone receptor modulator company that can target hormone pathways to address a myriad of unmet medical needs in men and women.
     We also have an extensive preclinical pipeline generated from our own discovery program that includes the potential product candidates GTx-838, a SARM for sarcopenia, and GTx-878, an estrogen receptor beta agonist for benign prostatic hyperplasia and chronic prostatitis.
     We commenced a pivotal Phase III clinical trial of ACAPODENE® 80 mg under a Special Protocol Assessment, or a SPA, with the United States Food and Drug Administration, or FDA, for the treatment of multiple serious side effects of ADT in November 2003. We reached our enrollment goal in the fall of 2005 and have approximately 1,400 patients randomized into the trial. We anticipate that we will complete the ADT clinical trial in the fourth quarter of 2007 with a New Drug Application, or NDA, filing expected in 2008 if the results are favorable.
     In January 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. We reached our enrollment goal of 1,260 patients in May 2006. We have enrolled approximately 300 additional patients into the trial who are also participating in bone and ocular substudies requested by the FDA under the SPA. We will evaluate efficacy endpoints for the clinical trial at 36 months after completion of enrollment, and we anticipate conducting an interim efficacy analysis after a certain number of cancer events have been recorded among study patients, which we currently expect to occur in the first quarter of 2008. If the efficacy results from the interim analysis achieve the statistical outcome specified in the SPA, we plan to file a NDA with the FDA. If we are able to file a NDA based on the results of the interim efficacy analysis, we will continue to collect efficacy data and safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA.

     In our third clinical program, OstarineTM, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double-blind, randomized, placebo-controlled clinical trial in 60 elderly men and 60 postmenopausal women. The trial was designed to evaluate the activity of OstarineTM on building muscle as well as to assess safety in both elderly men and postmenopausal women. We recently conducted discussions with various divisions of the FDA to investigate the required regulatory pathways for several indications under consideration for the ongoing clinical development of OstarineTM. With more clarity regarding the required regulatory pathway and with proof of concept Phase II clinical data, we have selected cancer cachexia as the initial indication for OstarineTM development. We plan to initiate a Phase IIb OstarineTM clinical trial for cancer cachexia by the summer of 2007. We also plan to initiate a Phase IIb clinical trial of OstarineTM for the treatment of muscle wasting in CKD patients by the end of the year.
     Out net loss for the three months ended March 31, 2007 was $8.1 million. Our net loss included FARESTON® net product sales of $192,000 and the recognition of collaboration revenue of $1.5 million. We have financed our operations and internal growth primarily through private placements of preferred stock and public offerings. On December 18, 2006, we completed a registered direct public offering of 3,799,600 shares of common stock and received net proceeds of approximately $57.4 million. We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 72% of our total operating expenses for the three months ended March 31, 2007. Research and development expenses included our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, and quality assurance activities.
     We expect that research and development expenditures will continue to increase in future years due to (1) the continuation of the pivotal Phase III clinical trial of ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT for advance prostate cancer, (2) the continuation of the pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, (3) the continued clinical and preclinical development of OstarineTM, (4) the continued preclinical development of other product candidates, including GTx-838, a SARM for sarcopenia, and GTx-878, an estrogen receptor beta agonist for benign prostatic hyperplasia and chronic prostatitis and (5) increases in research and development personnel. We anticipate filing an Investigational New Drug (IND) application for GTx-838 by year end and an IND for GTx-878 in 2008.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

     The following table identifies the development phase and status for each of our product candidates:

Product
	Candidate/	Development
Program	Indication	Phase	Status
SERM	ACAPODENE®
80 mg
	Multiple serious side	Pivotal Phase III	Phase III clinical trial ongoing
	effects of ADT	clinical trial	under a SPA; attained enrollment goal; obtained statistically significant results from a planned BMD interim analysis in fourth quarter of 2005 and from a lipid interim analysis in second quarter of 2006
ACAPODENE®
20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; attained enrollment goal

SARM	OstarineTM
	Cancer cachexia	Phase IIb clinical trial	Phase II proof of concept clinical trial completed December 2006; Phase IIb trial to treat cancer cachexia planned to commence by summer of 2007
OstarineTM
	CKD/ESRD muscle wasting	Phase IIb clinical trial	Phase IIb trial to treat muscle wasting in CKD patients planned to commence by year end 2007

	Andarine	Phase I clinical trial	Four Phase I clinical trials completed
Sales and Marketing
     We currently market FARESTON® (toremifene citrate 60 mg) tablets, which have been approved by the FDA, for the treatment of metastatic breast cancer in postmenopausal women in the United States. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON® is the same as in ACAPODENE®, but in a different dose. We plan to build specialized sales and marketing capabilities to promote our product candidates to urologists and medical oncologists in the United States and to seek partners to commercialize our product candidates in broader markets in the United States and in the rest of the world.
General and Administrative Expenses
     Our general and administrative expenses consisted primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also included insurance costs and FARESTON® selling and distribution expenses. We expect that our general and administrative expenses will increase in future periods as we add personnel and infrastructure to support the planned growth of our business. In addition, we plan to expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, income taxes, intangible assets, long-term service contracts and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
     Our revenues consist of product sales of FARESTON® and revenues derived from our collaboration and license agreements.
     We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, (together, “SAB 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” or SFAS No. 48 and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” or EITF 00-21. Accordingly, revenues from licensing and collaboration agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation. We estimate the performance obligation period to be five years for the development of ACAPODENE® for both the high grade PIN and ADT indications in the European Territory with Ipsen. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continuously monitor these factors for indications of appropriate revisions.
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by, another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 93% of the total sales of FARESTON® for the three months ended March 31, 2007. Based on this information, and other factors, we estimate the number of months of product on hand. At March 31, 2007 and December 31, 2006, our accrual for product returns was $386,000 and $415,000, respectively. If actual future results are different than our estimates, we may need to adjust our estimated accrual for product returns, which could have a material effect on earnings in the period of the adjustment.
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
Share-Based Compensation
     We have stock option plans that provide for the purchase of our common stock by certain of our employees and directors. Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” or SFAS 123R, and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans. Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
     Total share-based compensation expense for the three months ended March 31, 2007 was $507,000, of which $234,000 and $273,000 were recorded in the statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended March 31, 2006 was $333,000 of which $163,000 and $170,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended March 31, 2007 and 2006 included share-based compensation expense related to deferred compensation arrangements for our directors of $38,000 and $35,000, respectively.

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 “(FIN 48)”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the condensed financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on our financial condition or results of operations.
Results of Operations
Three Months Ended March 31, 2007 and 2006
Revenues
     Revenues for the three months ended March 31, 2007 were $1.7 million, as compared to $1.2 million for the same period of 2006. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration income from Ipsen for ACAPODENE® in the first quarter of 2007 and from Ortho Biotech for andarine in the first quarter of 2006. During the three months ended March 31, 2007 and 2006, FARESTON® net sales were $192,000 and $876,000, respectively, while costs of products sales were $109,000 and $467,000, respectively. During the quarter ended March 31, 2006, the Company increased the price of FARESTON®, which resulted in an increase in the sales volume and revenues of FARESTON® reported for that period. During the quarter ended March 31, 2007, aromatase inhibitors continued to gain market share at the expense of SERMs, including FARESTON®. These two factors combined resulted in a decrease of net product sales revenue and sales volume of approximately 78% during the three months ended March 31, 2007, as compared to the same period of the prior year. Collaboration income was $1.5 million for the three months ended March 31, 2007, and $334,000 for the three months ended March 31, 2006.
Research and Development Expenses
     Research and development expenses decreased by $434,000 to $8.0 million for the three months ended March 31, 2007 from $8.4 million for the same period of 2006. The following table identifies the research and development expenses for each of our product candidates, as well as research and development expenses pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/
Program	Indication	Three Months Ended March 31,
		2007	2006
		(in thousands)
SERM	ACAPODENE
	80mg	$2,312	$2,358
	Multiple serious side effects of ADT

	ACAPODENE
	20 mg	2,333	3,073
	Prevention of prostate cancer in high risk men with high grade PIN

SARM	OstarineTM Cancer cachexia and CKD/ESRD muscle wasting	1,304	1,107

	Andarine	—	14
Other research and development		2,058	1,889

Total research and development expenses		$8,007	$8,441

General and Administrative Expenses
     General and administrative expenses increased during the three months ended March 31, 2007 to $3.1 million from $3.0 million for the three months ended March 31, 2006 was primarily the result of increased personnel related expenses.
Interest Income
     Interest income increased to $1.5 million for the three months ended March 31, 2007 from $724,000 for the three months ended March 31, 2006. The increase was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the three months ended March 31, 2007, as compared to the same period in 2006.
Liquidity and Capital Resources
     At March 31, 2007, we had cash and cash equivalents of $111.4 million, compared to $119.6 million at December 31, 2006. Net cash used in operating activities was $8.4 million and $8.5 million for the three months ended March 31, 2007 and 2006, respectively. The use of cash in both periods resulted primarily from funding our net losses. Net cash used in investing activities was $157,000 and $289,000 for the three months ended March 31, 2007 and 2006, respectively. Net cash used in investing activities for both periods was primarily for the purchase of research and development equipment, software and information technology equipment. We currently expect to make capital expenditures of approximately $1 million for the remainder of 2007.

     Net cash provided by financing activities was $389,000 for the three month period ended March 31, 2007 and included proceeds from the exercise of employee stock options of $390,000, offset by principal payments under a capital lease obligation of $1,000. Net cash provided by financing activities was $14,000 for the three month period ended March 31, 2006 and included proceeds from the exercise of employee stock options of $16,000, offset by principal payments under a capital lease obligation of $2,000.
     We estimate that our current cash resources, interest on these funds and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through the first quarter of 2009. This estimate does not include funding from milestone payments that we may receive under our existing collaboration with Ipsen, potential future collaboration agreements with pharmaceutical companies, or the potential future issuances and sales of our securities. This estimate also does not include any potential product launch costs in connection with the potential marketing approval of ACAPODENE® by the FDA.
     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. Our future funding requirements will depend on many factors, including:
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
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, such as our arrangement with Ipsen, as well as through interest income earned on the investment of our cash balances and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaboration with Ipsen, we do not currently have any commitments for future external funding. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, such as our arrangement with Ipsen, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended March 31, 2007, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.
Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.*
     We have a limited operating history. As of March 31, 2007, we had an accumulated deficit of $237.9 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $8.1 million for the three months ended March 31, 2007, $35.5 million in 2006, $36.8 million in 2005 and $22.3 million in 2004. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock. In addition, we have received up-front license fees and payments pursuant to our collaboration agreement with Ortho Biotech for andarine and certain other selective androgen receptor modulator, or SARMs, which was terminated in December 2006, and our collaboration agreement with Ipsen Limited for European rights to ACAPODENE® and other toremifene-based products. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the three months ended March 31, 2007, we recognized $192,000 in net revenues from the sale of FARESTON®.
     We expect our research and development expenses to increase in connection with our ongoing clinical trials. In addition, subject to regulatory approval of any of our product candidates, we expect to incur additional sales and marketing expenses and increased manufacturing expenses.
     We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

     We will need to raise additional capital to:
•	fund our operations and clinical trials;

•	continue our research and development; and

•	commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.
     We estimate that our current cash resources, interest on these funds and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements through the first quarter of 2009. This estimate does not include funding from milestone payments that we may receive under our existing collaboration with Ipsen, potential future collaboration agreements with pharmaceutical companies, or potential future issuances and sales of our securities. This estimate does not include any potential product launch costs in connection with the potential marketing approval of ACAPODENE by the FDA.
•	Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaboration and license agreement with Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaboration and license agreement with Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and revenues from the sale of FARESTON®.
     If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our product candidates, or we may be required to grant licenses on terms that may not be favorable to us.
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
     Several patients in our Phase III clinical trial of ACAPODENE® 80 mg for the side effects of androgen deprivation therapy have withdrawn from the trial, in accordance with the trial protocol, to seek treatment for a significant loss in bone mineral density. Even if these patients are receiving a placebo, their withdrawal from the trial may result in delays or an inability to achieve the proscribed statistical endpoint. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to commercialize our product candidates, including:
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
     To date, in our two Phase III clinical trials for ACAPODENE®, some patients have experienced venous thromboembolic events, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, one of which resulted in a patient’s death, which were considered by investigators as possibly related to treatment with ACAPODENE®. Because these trials are blinded, we cannot establish whether these patients received placebo or ACAPODENE® in the trial. There have been no drug-related serious adverse events related to our other product candidates. A drug safety monitoring board meets every six months to review unblinded data from the ACAPODENE® Phase III clinical trials. In January 2007, the drug safety monitoring board reviewed safety data from in excess of 2,900 patients, including the venous thromboembolic events and myocardial infarctions referred to above, and recommended continuing both clinical trials with no changes to the trial protocols. In addition, in our Phase II clinical trial for OstarineTM, we observed a dose-related elevation of hepatic enzymes, and in our preclinical studies for OstarineTM, we observed expected effects on the reproductive organs in the male population, since our drug targets the androgen receptor which is located on these organs.
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
Risks Related to Our Dependence on Third Parties
     If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*
     We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any product candidates on a timely and competitive basis.
     We have agreed to purchase from Orion Corporation our worldwide requirements of toremifene, the active pharmaceutical ingredient in ACAPODENE®, in finished tablet form at specified transfer prices under a license and supply agreement. Similarly, Ipsen has agreed to purchase from Orion ACAPODENE® tablets for clinical testing and commercial sale in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of ACAPODENE®.
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
     We have relied on third party vendors for OstarineTM. We recently executed agreements with third party contractors for the manufacture of OstarineTM drug substance and the supply of OstarineTM drug product for our planned clinical trials for cancer cachexia and CKD. We continue to assess our manufacturing needs for additional clinical trial materials and commercial supply of OstarineTM as we execute our clinical strategy for OstarineTM. We will evaluate whether to continue to rely on the manufacturing capabilities of these third party contractors or whether some or all of the manufacturing process should be transferred to other contract manufacturers as we plan our additional clinical trials and the potential commercial launch of OstarineTM and other SARM product candidates. If our current supply of OstarineTM becomes unusable, if our OstarineTM supply is not sufficient to complete our clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis for our clinical trials and potential commercial launch, we could experience a delay in receiving an adequate supply of OstarineTM.
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Orion for ACAPODENE® and third party vendors for OstarineTM, or to do so at an acceptable cost, or if these or other suppliers fail to meet our requirements for these product candidates or other SARM product candidates for any reason, we would be required to obtain alternate suppliers. However, we may not be permitted to obtain alternate suppliers for ACAPODENE® under our license agreement with Orion if Orion terminates its supply of ACAPODENE® due to our uncured material breach or bankruptcy. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
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
     The loss of Ipsen as a collaborator in the development or commercialization of ACAPODENE®, any dispute over the terms of our collaboration with Ipsen, or any other adverse development in our relationship with Ipsen could materially harm our business and might accelerate our need for additional capital. For example, Ipsen is obligated to initiate and conduct appropriate clinical studies as required by the appropriate regulatory authorities in order to obtain marketing approvals of ACAPODENE® within the European Territory. Any failure on the part of Ipsen to initiate these studies could delay the commercialization of ACAPODENE® within the European Territory.
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
     Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, the methods for treating patients in the product indications using these product candidates and the methods used to synthesize these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensors own or control such valid and enforceable patents or trade secrets. Additionally, Ipsen’s ability to successfully market ACAPODENE® within a substantial portion of the European Territory may depend on having marketing and data exclusivity from the appropriate regulatory authorities.
     Our rights to certain patent applications relating to SARM compounds that we have licensed from the University of Tennessee Research Foundation, or UTRF, are subject to the terms of UTRF’s interinstitutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements, which UTRF can exercise at no additional cost to UTRF. In addition, under the terms of our agreements with the diagnostic companies to which we provide clinical samples from our Phase IIb and Phase III clinical trial of ACAPODENE®, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
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

     Even in the event that patents are issued from our pending method of use patent applications, after the expiration of the patent covering the composition of matter of toremifene in a particular country, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for ACAPODENE® for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of ACAPODENE® in the countries outside of the United States where these applications are currently pending, after the expiration of the patent covering the composition of matter of toremifene in a particular country, we would have no patent to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to ACAPODENE® for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for ACAPODENE® in the European Union for the treatment of prostate cancer and the multiple side effects resulting from androgen deprivation therapy. If generic versions of toremifene are able to be sold in countries within the European Territory for the indications for which Ipsen anticipates marketing ACAPODENE®, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if generic sales thresholds are reached.
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
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we are conducting our Phase III clinical trials of ACAPODENE® to treat the side effects of androgen deprivation therapy and for the reduction in the incidence of prostate cancer in high risk men with high grade PIN under Special Protocol Assessments, or SPAs, from the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably including if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we file an application with the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
     We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the next few years. Similarly, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market ACAPODENE® within the European Territory any sooner than we will achieve regulatory approval in the United States, and it may be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission for additional information regarding risks associated with approval, as well as risks related to post-approval requirements.
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
     FARESTON® is currently our only marketed product. Sales of FARESTON® in the United States have been declining and we anticipate that they will continue to do so. Continued sales of FARESTON® could be impacted by many factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which accounted for approximately 93% of our revenue generated from the sale of FARESTON® for the three months ended March 31, 2007;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
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
     Our officers, directors and largest stockholders will maintain the ability to control all matters submitted to stockholders for approval.*
     As of March 31, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 79.9% of our outstanding common stock and our officers and directors alone owned approximately 49.6% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*
     For the 12 month period ended March 31, 2007, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 111,354 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2007, we had 34,877,079 shares of common stock outstanding.
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

ITEM 5. OTHER INFORMATION
Employment Agreement with James T. Dalton
     We entered into an employment agreement with James T. Dalton, dated as of April 12, 2007, pursuant to which Mr. Dalton will continue to serve as our Vice President, Preclinical Research & Development. Under the employment agreement, Mr. Dalton will serve in such capacity on a full-time basis, subject to his limited right to continue to work part-time as a professor at The Ohio State University. The employment agreement provides for an annual base salary of $260,000, which may be adjusted from time to time by mutual agreement of Mr. Dalton and our chief executive officer, as well as his participation in our employee benefit plans. The employment agreement is terminable by either us or Mr. Dalton at any time. If we experience a change of control and Mr. Dalton’s employment is terminated by us without cause, or if Mr. Dalton terminates his employment for good reason, at any time within six months after the change of control, then Mr. Dalton will continue to receive his then current base salary for a period of one year after the termination date. Mr. Dalton agreed to certain non-competition and non-solicitation covenants that generally apply during the term of his employment and for a period of two years after his employment ends. However, if we experience a change of control and Mr. Dalton’s employment is terminated by us without cause, or if Mr. Dalton terminates his employment for good reason, at any time within six months after the change of control, then the two-year period will be reduced to one year. The agreement imposes certain obligations on Mr. Dalton with respect to maintaining the confidentiality of our confidential and proprietary information, and provides that we have exclusive ownership rights to employee inventions. The foregoing is a brief description of the terms and conditions of Mr. Dalton’s employment agreement with us and does not purport to be complete, and is qualified in its entirety by reference to Mr. Dalton’s employment agreement with us, which will be filed as an exhibit to our quarterly report on Form 10-Q for the quarter ending June 30, 2007.
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: May 7, 2007	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: May 7, 2007	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(3)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(3)
10.28*	Compensation Information for Registrant’s Executive Officers, effective as of January 1, 2007
10.37	2007 Executive Bonus Compensation Plan(4)
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 000-50549), filed with the SEC on November 3, 2006, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.