Form 10-Q
period 2007-06-30
GTX INC /DE/
filed 2007-08-01
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 1, 2007, 34,910,039 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,028	$119,550
Accounts receivable, net	107	61
Inventory	142	207
Prepaid expenses and other current assets	2,933	1,882

Total current assets	105,210	121,700
Property and equipment, net	1,638	1,448
Intangible assets, net	4,538	4,714
Other assets	1,349	1,393

Total assets	$112,735	$129,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364	$1,336
Accrued expenses	3,460	3,149
Deferred revenue — current portion	5,852	5,852

Total current liabilities	12,676	10,337
Deferred revenue, less current portion	18,628	21,554
Capital lease obligation	13	15
Other long term liability	263	300
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 34,890,371 shares issued and outstanding at June 30, 2007 and 34,822,362 shares issued and outstanding at December 31, 2006	35	35
Additional paid-in capital	328,226	326,793
Accumulated deficit	(247,106)	(229,779)

Total stockholders’ equity	81,155	97,049

Total liabilities and stockholders’ equity	$112,735	$129,255

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Product sales, net	$360	$288	$552	$1,164
Collaboration revenue	1,463	335	2,926	669

Total revenue	1,823	623	3,478	1,833
Costs and expenses:
Cost of product sales	206	170	315	637
Research and development expenses	8,575	8,444	16,582	16,885
General and administrative expenses	3,609	2,692	6,726	5,642

Total costs and expenses	12,390	11,306	23,623	23,164

Loss from operations	(10,567)	(10,683)	(20,145)	(21,331)
Interest income	1,364	699	2,818	1,423

Net loss	$(9,203)	$(9,984)	$(17,327)	$(19,908)

Net loss per share:
Basic	$(0.26)	$(0.32)	$(0.50)	$(0.64)

Diluted	$(0.26)	$(0.32)	$(0.50)	$(0.64)

Weighted average shares used in computing net loss per share:
Basic	34,885,213	31,002,338	34,863,807	30,999,044

Diluted	34,885,213	31,002,338	34,863,807	30,999,044

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,327)	$(19,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	606
Share-based compensation	875	621
Directors’ deferred compensation	75	70
Deferred revenue amortization	(2,926)	(669)
Foreign currency transaction gain	(66)	—
Changes in assets and liabilities:
Accounts receivable, net	(46)	90
Inventory	65	(79)
Prepaid expenses and other assets	(941)	171
Accounts payable	2,028	(417)
Accrued expenses and other long term liability	274	1,350

Net cash used in operating activities	(17,427)	(18,165)

Cash flows from investing activities:
Purchase of property and equipment	(492)	(276)
Purchase of intangible assets	(84)	(75)

Net cash used in investing activities	(576)	(351)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	483	66
Payments on capital lease obligation	(2)	(3)

Net cash provided by financing activities	481	63

Net decrease in cash and cash equivalents	(17,522)	(18,453)
Cash and cash equivalents, beginning of period	119,550	74,014

Cash and cash equivalents, end of period	$102,028	$55,561

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
     GTx is developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. GTx has licensed to Ipsen Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize ACAPODENE® and other products containing toremifene for all indications which we have licensed from Orion Corporation (“Orion”). GTx is also developing OstarineTM, a selective androgen receptor modulator, or SARM, initially for the treatment of cancer wasting, which is known as cancer cachexia, and for the treatment of muscle wasting in chronic kidney disease and end-stage renal disease patients.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.

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
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates its accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At June 30, 2007 and December 31, 2006, the Company’s accrual for product returns was $343 and $415, respectively. If actual future results are different than the Company’s estimates, the Company may need to adjust its estimated accrual for product returns, which could have a material effect on revenues in the period of the adjustment.
     Collaboration revenue consists of non-refundable up-front payments and license fees associated with the Company’s collaboration and license agreements discussed in Note 4. The Company recognized revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables". Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation.
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
     Total share-based compensation expense for the three months ended June 30, 2007 was $443, of which $193 and $250 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended June 30, 2006 was $358, of which $114 and $244 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2007 was $950, of which $426 and $524 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2006 was $691, of which $277 and $414 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to deferred compensation arrangements for the Company’s directors which was $37 and $35 for the three months ended June 30, 2007 and 2006, and $75 and $70 for the six months ended June 30, 2007 and 2006, respectively.
     The Company grants options to purchase common stock to certain employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The options have a term of ten years from the grant date and vest three years from the grant date for director options and in periods of up to five years from the grant date for employee options. Employees have 90 days after the employment relationship ends to exercise all vested options except in the case of retirement, permanent disability or death, where exercise periods are generally longer. The Company issues new shares of common stock upon the exercise of options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of certain stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted for the periods presented and a summary of the methodology applied to develop each assumption are as follows:

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Expected price volatility	50.2%	77.9%	50.7%	69.8%
Risk-free interest rate	4.6%	4.9%	4.6%	4.6%
Weighted average expected life in years	6.7	6.0	6.9	6.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	12.0%	13.0%	12.0%	12.0%
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. For the three and six months ended June 30, 2007, the Company based its determination of expected volatility on its historical stock price volatility. For the three and six months ended June 30, 2006, the Company used an average expected price volatility of other publicly traded biopharmaceutical companies as it was the Company’s belief that it was the best indicator of future volatility as it had less than two years of its own historical stock price volatility. This change in estimate did not have a material effect on the Company’s results from operations for the three and six months ended June 30, 2007. An increase in the expected price volatility will increase compensation expense.
     Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
     Expected Life — This is the period of time over which the options granted are expected to remain outstanding and is determined by calculating the average of the vesting term and the contractual term of the options, as allowed by SEC Staff Accounting Bulletin No. 107. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following is a summary of stock option transactions for all of the Company’s stock option plans since its most recent fiscal year end:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Options outstanding at December 31, 2006	1,458,289	$8.33
Options granted	527,667	18.42
Options forfeited	(35,500)	12.63
Options exercised	(68,009)	7.10

Options outstanding at June 30, 2007	1,882,447	11.12

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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic net loss per share
Numerator:
Net loss	$(9,203)	$(9,984)	$(17,327)	$(19,908)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	34,877,079	30,998,217	34,822,362	30,993,967
Exercise of employee stock options	8,134	4,121	41,445	5,077

Weighted average shares used in computing basic net loss per share	34,885,213	31,002,338	34,863,807	30,999,044

Basic net loss per share	$(0.26)	$(0.32)	$(0.50)	$(0.64)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Diluted net loss per share
Numerator:
Net loss	$(9,203)	$(9,984)	$(17,327)	$(19,908)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	34,887,079	30,998,217	34,822,362	30,993,967
Exercise of employee stock options	8,134	4,121	41,445	5,077

Weighted average shares used in computing diluted net loss per share	34,885,213	31,002,338	34,863,807	30,999,044

Diluted net loss per share	$(0.26)	$(0.32)	$(0.50)	$(0.64)

     Weighted average options outstanding to purchase shares of common stock of 1,830,791 and 1,472,579 for the three months ended June 30, 2007 and 2006, respectively, and 1,795,733 and 1,457,596 for the six months ended June 30, 2007 and 2006, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

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
     The Company recorded deferred revenue of $29,259 related to the Ipsen up-front license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for ACAPODENE® in the European Territory. The Company recognized collaboration revenue of $1,463 and $2,926 for the three and six months ended June 30, 2007, respectively, from the amortization of the Ipsen deferred revenue.
Ortho Biotech Collaboration and License Agreement
     In March 2004, the Company entered into a joint collaboration and license agreement with Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (“Ortho Biotech”) for andarine, and specified backup SARM compounds. Under the terms of the agreement, the Company received in April 2004 an up-front licensing fee and expense reimbursement totaling $6,687. The up-front licensing fee and expense reimbursement were deferred and amortized into revenue on a straight-line basis over the estimated five year andarine development period. The Company recognized revenue of $335 and $669 for the three and six months ended June 30, 2006 from the amortization of the up-front license fee and expense reimbursement. In December 2006, the Company reacquired full rights to develop and commercialize andarine and all backup compounds previously licensed to Ortho Biotech and the joint collaboration and license agreement was terminated by mutual agreement of the parties. In connection with the termination of the Ortho Biotech agreement, the Company recognized the associated $3,100 balance of deferred revenue as additional collaboration revenue for the year ended December 31, 2006.

Accordingly, the Company did not recognize any collaboration revenue for the three and six months ended June 30, 2007 with respect to the Ortho Biotech deferred revenue.

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
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, (or “SERM”), in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy, (or “ADT”), for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. We have licensed to Ipsen Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. We are also developing Ostarine™, a selective androgen receptor modulator, (or “SARM”), initially for the treatment of cancer wasting, which is known as cancer cachexia, and for the treatment of muscle wasting in chronic kidney disease (or “CKD”) and end-stage renal disease (or “ESRD”) patients. We have initiated a Phase IIb clinical trial evaluating Ostarine™ for the treatment of cancer cachexia and are planning to initiate a Phase IIb clinical trial evaluating Ostarine™ for the treatment of CKD muscle wasting patients by the end of the year. We believe that Ostarine™ and our other SARMs have the potential to treat a variety of other indications related to muscle wasting and bone loss, including sarcopenia and osteoporosis. Even though we will primarily maintain our focus in urology and oncology, GTx is evolving into a selective nuclear hormone receptor modulator company that develops small molecules to target hormone pathways to address a myriad of unmet medical needs in men and women.
     We also have an extensive preclinical pipeline generated from our own discovery program including two new product candidates GTx-838, a SARM for the treatment of sarcopenia, and GTx-878, an estrogen receptor beta agonist, a new class of drugs for the treatment of benign prostatic hyperplasia and chronic prostatitis. GTx is planning to file an Investigational New Drug application (or “IND”) with the FDA for GTx-838 by year end 2007 and to file an IND for GTx-878 during 2008.
     We commenced a pivotal Phase III clinical trial of ACAPODENE® 80 mg under a Special Protocol Assessment, or a SPA, with the United States Food and Drug Administration, (or “FDA”), for the treatment of multiple serious side effects of ADT in November 2003. We reached our enrollment goal in the fall of 2005 and randomized approximately 1,400 patients into the trial. The last patient is expected to complete the ADT clinical trial in November 2007, and GTx anticipates announcing top-line results from the trial by the end of the first quarter of 2008, with a New Drug Application, (or “NDA”), filing expected later that year if the results are favorable.
     In January 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. We reached our enrollment goal of 1,260 patients in May 2006. We have enrolled 330 additional patients into the trial who are also participating in bone and ocular substudies requested by the FDA under the SPA. We will evaluate efficacy endpoints for the clinical trial at 36 months after completion of enrollment, and we anticipate conducting an interim efficacy analysis after a certain number of cancer events have been recorded among study patients, which we currently expect to occur in the first quarter of 2008. If the efficacy results from the interim analysis achieve the statistical outcome specified in the SPA, we plan to file a NDA with the FDA. If we are able to file a NDA based on the results of the interim efficacy analysis, we will continue to collect efficacy data and safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA.
     In our third clinical program, OstarineTM, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double-blind, randomized, placebo-controlled clinical trial in 60 elderly men and 60 postmenopausal women. The trial was designed to evaluate the activity of OstarineTM on building muscle as well as to assess safety in both elderly men and postmenopausal women. In 2006, we conducted discussions with various divisions of the FDA to investigate the required regulatory pathways for several indications under consideration for the ongoing clinical development of Ostarine™, and have selected cancer cachexia and CKD muscle wasting as the initial indications for Ostarine™ development. We have initiated a Phase IIb randomized, double blind, placebo controlled clinical trial evaluating Ostarine™ for the treatment of cancer cachexia in 150 patients diagnosed with non-small cell cancer, colorectal cancer, non-Hodgkin’s lymphoma, or chronic lymphocytic leukemia. The clinical trial is being conducted at approximately 35 clinical sites in the United States and Argentina. We are planning to initiate another Phase IIb clinical trial evaluating Ostarine™ for the treatment of CKD muscle wasting patients by the end of 2007.
     In December 2006, we executed a letter of intent with UTRF to modify each of our license agreements with UTRF, including our exclusive worldwide license agreement for ACAPODENE® for the treatment of PIN and prevention of prostate cancer and our two SARM license agreements covering all of our existing SARM technology. On July 24, 2007, we and UTRF entered into a Consolidated, Amended, and Restated License Agreement (or the “Consolidated SARM License”) to consolidate and replace our two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties. We agreed to pay to UTRF a one-time, upfront fee of $290,000 as consideration for entering into the Consolidated SARM License. We also agreed to pay an annual license maintenance fee during the term of the Consolidated SARM License, which fee is creditable against various royalties we agreed to pay to UTRF on sublicense revenues and net sales of products subject to the Consolidated SARM License. Pursuant to the Consolidated SARM License, we were granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Consistent with the December 2006 letter of intent, we anticipate entering into a revised and restated license agreement with UTRF to replace our existing exclusive worldwide license agreement for ACAPODENE®, with terms and provisions similar to the Consolidated SARM License, for which we will make a payment similar to the SARM upfront fee to UTRF as consideration for this license agreement. We also expect to enter into revised and restated license agreements with UTRF for other preclinical technology with terms and provisions similar to those in the Consolidated SARM License for which we expect to pay minimal amounts as consideration for those license agreements.
     Our net loss for the six months ended June 30, 2007 was $17.3 million. Our net loss included FARESTON® net product sales of $552,000 and the recognition of collaboration revenue of $2.9 million. We have financed our operations and internal growth primarily through private placements of preferred stock and public offerings. We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.

Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 71% of our total operating expenses for the six months ended June 30, 2007. Research and development expenses included our expenses for personnel associated with our research activities, including screening and identification of product candidates, preclinical studies, toxicology studies, formulation and synthesis activities, product development and manufacturing, clinical trials, regulatory affairs, and quality assurance activities.
     We expect that research and development expenditures will continue to increase in future years due to (1) the continuation of the pivotal Phase III clinical trial of ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT for advanced prostate cancer, (2) the continuation of the pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, (3) the continued clinical and preclinical development of OstarineTM, (4) the continued preclinical development of other potential product candidates, including GTx-838, a SARM for the treatment of sarcopenia, and GTx-878, an estrogen receptor beta agonist for the treatment of benign prostatic hyperplasia and chronic prostatitis and (5) increases in research and development personnel. We anticipate filing an IND application for GTx-838 by year end and an IND for GTx-878 in 2008.
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

	ACAPODENE® 20 mg Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; attained enrollment goal

SARM	OstarineTM
	Cancer cachexia	Phase IIb clinical trial	Phase II proof of concept clinical trial completed December 2006; Phase IIb trial to treat cancer cachexia ongoing

OstarineTM
	CKD/ESRD muscle wasting	Phase IIb clinical trial	Phase II proof of concept clinical trial completed December 2006; Phase IIb trial to treat CKD muscle wasting patients planned to commence by year end 2007

	Andarine	Phase I clinical trial	Four Phase I clinical trials completed
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
General and Administrative Expenses
     Our general and administrative expenses consisted primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. Other costs included facility costs not otherwise included in research and development expense and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also included insurance costs and FARESTON® selling and distribution expenses. We expect that our general and administrative expenses will increase in future periods as we add personnel and infrastructure to support the planned growth of our business. In addition, we plan to expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
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
     We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, (together, “SAB 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” or SFAS No. 48 and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” or EITF 00-21. Accordingly, revenues from licensing and collaboration agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation. We estimate the performance obligation period to be five years for the development of ACAPODENE® for both the high grade PIN and ADT indications in the European Territory with Ipsen. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitor these factors for indications of appropriate revisions.

     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by, another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 92% of the total sales of FARESTON® for the six months ended June 30, 2007. Based on this information, and other factors, we estimate the number of months of product on hand. At June 30, 2007 and December 31, 2006, our accrual for product returns was $343,000 and $415,000, respectively. If actual future results are different than our estimates, we may need to adjust our estimated accrual for product returns, which could have a material effect on earnings in the period of the adjustment.
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
     Total share-based compensation expense for the three months ended June 30, 2007 was $443,000, of which $193,000 and $250,000 were recorded in the statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation for the three months ended June 30, 2006 was $358,000, of which $114,000 and $244,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2007 was $950,000 of which $426,000 and $524,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2006 was $691,000 of which

$277,000 and $414,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively.
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
Results of Operations
Three Months Ended June 30, 2007 and 2006
Revenues
     Revenues for the three months ended June 30, 2007 were $1.8 million, as compared to $623,000 for the same period of 2006. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration income from Ipsen for ACAPODENE® in the second quarter of 2007 and from Ortho Biotech for andarine in the second quarter of 2006. During the three months ended June 30, 2007 and 2006, FARESTON® net sales were $360,000 and $288,000, respectively, while cost of product sales were $206,000 and $170,000, respectively. During the three months ended June 30, 2007, we increased the price of FARESTON® by 9.5%, which resulted in an increase in sales revenues of FARESTON® for that period. During the three months ended June 30, 2007, aromatase inhibitors continued to gain market share at the expense of SERMs, including FARESTON® which resulted in a decrease in sales volume of approximately 5% during the three months ended June 30, 2007, as compared to the same period of the prior year. Collaboration income was $1.5 million for the three months ended June 30, 2007, and $335,000 for the three months ended June 30, 2006.
Research and Development Expenses
     Research and development expenses increased by $131,000 to $8.6 million for the three months ended June 30, 2007 from $8.4 million for the same period of 2006. The following table identifies the research and development expenses for each of our product candidates, as well as expenses pertaining to our other research and development efforts for the three months ended June 30, 2007 and 2006. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/	Three Months Ended June 30,
Program	Indication	2007	2006
		(in thousands)
SERM	ACAPODENE®
	80 mg	$2,150	$1,964
	Multiple serious
	side effects of ADT

	ACAPODENE®
	20 mg	2,327	3,002
	Prevention of prostate
	cancer in high risk men
	with high grade PIN

SARM	OstarineTM
	Cancer cachexia and	1,560	1,422
	CKD/ESRD
	muscle wasting

	Andarine	—	16

Other research and development		2,538	2,040

Total research and development expenses		$8,575	$8,444

General and Administrative Expenses
     General and administrative expenses increased during the three months ended June 30, 2007 to $3.6 million from $2.7 million for the three months ended June 30, 2006. The increase was primarily the result of increased marketing and promotional expenses of approximately $396,000, intellectual property related expenses of approximately $257,000, and personnel related expenses of approximately $238,000.
Interest Income
     Interest income increased to $1.4 million for the three months ended June 30, 2007 from $699,000 for the three months ended June 30, 2006. The increase was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the three months ended June 30, 2007, as compared to the same period in 2006.
Results of Operations
Six Months Ended June 30, 2007 and 2006
Revenues
     Revenues for the six months ended June 30, 2007 were $3.5 million as compared to $1.8 million for the same period of 2006. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration income from Ipsen for ACAPODENE® in the first six months of 2007 and from Ortho Biotech for andarine in the first six months of 2006. During the six months ended June 30, 2007 and 2006, FARESTON net sales were $552,000 and $1.2 million, respectively, while cost of product sales were $315,000 and $637,000, respectively. During the six months ended June 30, 2007, product sales revenue decreased 53% and sales volume decreased 59% as compared to the same period in 2006. Collaboration income was $2.9 million for the six months ended June 30, 2007 and $669,000 for the six months ended June 30, 2006.
Research and Development Expenses
     Research and development expenses decreased by $303,000 to $16.6 million for the six months ended June 30, 2007 from $16.9 million for the same period of 2006. The following table identifies the research and development expenses for each of our product candidates, as well as expenses pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/	Six Months Ended June 30,
Program	Indication	2007	2006
		(in thousands)
SERM	ACAPODENE®
	80 mg
	Multiple serious side effects of ADT	$4,462	$4,321

	ACAPODENE®
	20 mg
	Prevention of prostate	4,660	6,075
	cancer in high risk
	men with high grade
	PIN

SARM	Ostarine™
	Cancer cachexia and	2,864	2,529
	CKD/ESRD
	muscle wasting

	Andarine	—	30

Other research and development		4,596	3,930

Total research and development expenses		$16,582	$16,885

General and Administrative Expenses
     General and administrative expenses increased during the six months ended June 30, 2007 to $6.7 million from $5.6 million for the six months ended June 30, 2006. The increase of $1.1 million was primarily the result of increased marketing and promotional expenses of approximately $363,000, intellectual property related expenses of approximately $302,000, and personnel related expenses of approximately $554,000, and was partially offset by decreases in other administrative expenses.
Interest Income
     Interest income increased to $2.8 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006. The increase of $1.4 million was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the six months ended June 30, 2007, as compared to the same period in 2006.
Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $102.0 million, compared to $119.6 million at December 31, 2006. Net cash used in operating activities was $17.4 million and $18.2 million for the six months ended June 30, 2007 and 2006, respectively. The use of cash in both periods resulted primarily from funding our net losses. Net cash used in investing activities was $576,000 and $351,000 for the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities for both periods was primarily for the purchase of research and development equipment, computer equipment, and software. We currently expect to make capital expenditures of approximately $600,000 for the remainder of 2007.
     Net cash provided by financing activities was $481,000 for the six month period ended June 30, 2007 and included proceeds from the exercise of employee stock options of $483,000 offset by principal payments under a capital lease obligation of $2,000. Net cash provided by financing activities for the six months ended June 30, 2006 was $63,000 and included proceeds from the exercise of employee stock options of $66,000, offset by principal payments under a capital lease obligation of $3,000.
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
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financing or corporate collaboration and licensing arrangements, such as our arrangement with Ipsen, as well as through interest income earned on the investment of our cash balances and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaboration with Ipsen, we do not currently have any commitments for future external funding. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended June 30, 2007, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.*
     We have a limited operating history. As of June 30, 2007, we had an accumulated deficit of $247.1 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $17.3 million for the six months ended June 30, 2007, $35.5 million in 2006, $36.8 million in 2005 and $22.3 million in 2004. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock. In addition, we have received up-front license fees and payments pursuant to our collaboration agreement with Ortho Biotech for andarine and certain other selective androgen receptor modulator, or SARMs, which was terminated in December 2006, and our collaboration agreement with Ipsen Limited for European rights to ACAPODENE® and other toremifene-based products. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the six months ended June 30, 2007, we recognized $552,000 in net revenues from the sale of FARESTON®.
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
Risks Related to Development of Product Candidates
     We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.*
     Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all.
     For example, several patients in our Phase III clinical trial of ACAPODENE® 80 mg for the multiple side effects of androgen deprivation therapy have withdrawn from the trial, in accordance with the trial protocol, to seek treatment for a significant loss in bone mineral density. Even if these patients are receiving a placebo, their withdrawal from the trial may result in delays or an inability to achieve the proscribed statistical endpoint. Also, in this trial, as well as in our other clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the filing or approval of a NDA.
     We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to commercialize our product candidates, including:
•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical or clinical trials may produce negative or inconclusive results, which may require us to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	registration or enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays;

•	we may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	our product candidates may not have the desired effects or may include undesirable side effects.

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
     To date, in our two Phase III clinical trials for ACAPODENE®, some patients have experienced venous thromboembolic events, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, one of which resulted in a patient’s death, which were considered by investigators as possibly related to treatment with ACAPODENE®. Because these trials are blinded, we cannot establish whether these patients received placebo or ACAPODENE® in the trial. There have been no drug-related serious adverse events related to our other product candidates. A drug safety monitoring board meets approximately every six months to review unblinded data from the ACAPODENE® Phase III clinical trials. In July 2007, the drug safety monitoring board reviewed safety data from approximately 3,000 patients, including the venous thromboembolic events and myocardial infarctions referred to above, and recommended continuing both clinical trials with no changes to the trial protocols. In addition, in our Phase II clinical trial for OstarineTM, we observed a dose-related elevation of hepatic enzymes, and in our preclinical studies for OstarineTM, we observed expected effects on the reproductive organs in the male population, since our drug targets the androgen receptor which is located on these organs.
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
Risks Related to Our Dependence on Third Parties
     If third parties do not manufacture our product candidates in sufficient quantities, in the required timeframe, and at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*
     We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any product candidates on a timely and competitive basis.
     We have agreed to purchase from Orion Corporation our worldwide requirements of toremifene, the active pharmaceutical ingredient in ACAPODENE®, in a finished tablet form at specified transfer prices under a license and supply agreement. Similarly, Ipsen has agreed to purchase from Orion ACAPODENE® tablets for clinical testing and commercial sale in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of ACAPODENE®.
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
     We have relied on third party vendors for OstarineTM. We recently executed agreements with third party contractors for the manufacture of OstarineTM drug substance and the supply of OstarineTM drug product for our planned clinical trials for cancer cachexia and CKD muscle wasting. We continue to assess our manufacturing needs for additional clinical trial materials and commercial supply of OstarineTM as we execute our clinical strategy for OstarineTM. We will evaluate whether to continue to rely on the manufacturing capabilities of these third party contractors or whether some or all of the manufacturing process should be transferred to other contract manufacturers as we plan our additional clinical trials and the potential commercial launch of OstarineTM and other SARM product candidates. If our current supply of OstarineTM becomes unusable, if our OstarineTM supply is not sufficient to complete our clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis for our clinical trials and potential commercial launch, we could experience a delay in receiving an adequate supply of OstarineTM.
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
     Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.*
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us;

•	drug product supplies not meeting the requisite requirements for clinical trial use; and

•	the possible exercise by Orion of its right to terminate its obligation to supply us with toremifene:
•	if it permanently ceases manufacture of toremifene or if we do not obtain regulatory approval of ACAPODENE® in the United States prior to December 31, 2009; or

•	if Orion terminates due to our uncured material breach or bankruptcy.
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

     Our rights to certain patent applications relating to SARM compounds that we have licensed from the University of Tennessee Research Foundation, or UTRF, are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements, which UTRF can exercise at no additional cost to UTRF. In addition, under the terms of our agreements with the diagnostic companies to which we provide clinical samples from our Phase IIb and Phase III clinical trial of ACAPODENE®, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
     Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene expires in the United States in September 2009. Foreign counterparts of this patent have either already expired or will expire in Australia, Italy, Sweden and Switzerland in 2008, that is, before we or Ipsen will receive regulatory approval to commercialize ACAPODENE®. As a result, outside the United States and in the United States after 2009, we will need to rely primarily on the protection afforded by method of use patents relating to the use of ACAPODENE® for the relevant product indications that have been issued or may be issued from our owned or licensed patent applications. Also, within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the ACAPODENE® products to be sold within the countries comprising the European Union. To date, most of our applications for method of use patents filed for ACAPODENE® outside of the United States are still pending and have not yielded issued patents. Although we intend to apply, if appropriate, for extensions of patent terms under applicable United States laws pertaining to our method of use patents, we may not be able to secure any such regulatory exclusivity or extension of patent term. Loss of marketing and data exclusivity for the ACAPODENE® products to be commercialized within the European Union could adversely affect its ability to successfully commercialize these products, and our failure to obtain any extension of patent terms for our method of use patents could adversely affect our prospects for protecting our ACAPODENE® products from competitive pressures in the United States for the time periods we currently expect. We are not eligible for any such exclusivity or further extension of the composition of matter patent of toremifene licensed to us by Orion in the United States.
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
     If we lose our licenses from Orion and UTRF, we may be unable to continue our business.*
     We have licensed intellectual property rights and technology from Orion and UTRF under our license agreements with each of Orion and UTRF. Each of these license agreements may be terminated by the other party if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing our business.
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

Risks Related to Regulatory Approval of Our Product Candidates
     If we or our collaborators are not able to obtain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidate and will prevent our collaborators from commercializing the product candidate in the licensed territories. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. In addition, we will not receive a substantial majority of the milestone payments provided under our collaboration and license agreement with Ipsen or any royalty payments if Ipsen is unable to obtain the necessary regulatory approvals to commercialize ACAPODENE® within the European Territory. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
     We may not receive regulatory approval for the commercial sale of any of our product candidates that are in development for at least another year, if ever. Similarly, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market ACAPODENE® within the European Territory any sooner than we will achieve regulatory approval in the United States, and it may be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission for additional information regarding risks associated with approval, as well as risks related to post-approval requirements.
Risks Related to Commercialization
     The commercial success of any products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.*
     Any products that we may develop may not gain market acceptance among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	efficacy and safety results in clinical trials;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
     Our only marketed product generating revenue is FARESTON®. FARESTON® is subject to a number of risks that may cause sales of FARESTON® to continue to decline.*
     FARESTON® is currently our only marketed product. Sales of FARESTON® in the United States have been declining and we anticipate that they will continue to do so. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON®, resulting in a continued decline in FARESTON® sales. Continued sales of FARESTON® also could be impacted by many other factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which accounted for approximately 92% of our revenue generated from the sale of FARESTON® for the six months ended June 30, 2007;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;
•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
     If we are unable to expand our sales and marketing capabilities or enter into and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.*
     We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. For example, building a sales force is expensive and time-consuming and could delay any launch of a product candidate. Similarly, we are relying on Ipsen to market and distribute our ACAPODENE® product candidates through Ipsen’s established sales and marketing network within the European Territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our ACAPODENE® product candidates in the European Territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our ACAPODENE® product candidates in the European Territory. Currently, we do not have a partner outside of the European Territory and our success in regions other than the European Territory may be dependent on our ability to find suitable partners in other regions of the world. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
     If we are unable to obtain adequate coverage and reimbursement from third-party payors for products we sell at acceptable prices, our revenues and prospects for profitability will suffer.*

     Many patients will not be capable of paying for any products that we may develop and will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability may suffer. In December 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Drug Improvement Act”), legislation creating a prescription drug benefit program for Medicare recipients. The prescription drug program established by the legislation may have the effect of reducing the prices that we are able to charge for products we develop and sell through the program. This prescription drug legislation may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products that we may develop or to lower the amount that they pay. Finally, members of the United States Congress have stated their desire to reduce the government’s cost for reimbursements of prescription drugs by amending the Drug Improvement Act.
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
     If our competitors are better able to develop and market products than any products that we may develop, our commercial opportunity will be reduced or eliminated.*
     We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.
     Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our ability to market and sell any products that we may develop. For example, although there are no products that have been approved by the FDA to treat multiple side effects of androgen deprivation therapy, we are aware of a number of drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Procter & Gamble (Actonel®), Wyeth Pharmaceuticals (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®) that are prescribed to treat single side effects of this therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline is conducting a Phase III study for Avodart® on prostate cancer prevention in men with elevated prostate specific antigen. In addition, there are nutritional supplement studies (for example, selenium) investigating prostate cancer prevention in men with high grade PIN. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle wasting from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle wasting from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle wasting. Also, TAP Pharmaceuticals and Ligand Pharmaceuticals have entered into a collaboration agreement to develop a SARM and may be initiating Phase II studies in 2007. In addition, there are other SARM product candidates at an earlier stage of development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
     Our officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
     As of June 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock (based upon public filings) beneficially owned approximately 83.4% of our outstanding common stock and our officers and directors alone owned approximately 49.6% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*

     For the 12 month period ended June 30, 2007, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 125,926 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2007, we had 34,890,371 shares of common stock outstanding.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 2, 2007, our 2007 Annual Meeting of Stockholders was held at our corporate offices in Memphis, Tennessee. During this meeting, our stockholders voted on the following two proposals:
     (a) Proposal to elect four Class III directors to serve until the 2010 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier death, resignation or removal:

	Votes
Nominee	For	Authority Withheld

Michael G. Carter, M.D., CH.B., F.R.C.P.	33,373,577	52,306

J. R. Hyde, III	32,282,456	1,143,427

Timothy R.G. Sear	33,377,277	48,606

Mitchell S. Steiner, M.D., F.A.C.S.	33,375,240	50,643
     Our Class I directors, Andrew M. Clarkson, Robert W. Karr, M.D., and Rosemary Mazanet, M.D., Ph.D., will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. Our Class II directors, J. Kenneth Glass, Marc S. Hanover, and John H. Pontius will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.
     (b) Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Withheld	Against	Abstain	Broker Non-Vote
33,409,206	0	14,477	2,200	0

ITEM 6.	EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: August 1, 2007	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: August 1, 2007	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(3)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(3)
10.27*	Employment Agreement dated April 12, 2007, between Registrant and James T. Dalton
10.38*	Employment Agreement dated April 12, 2007, between Registrant and Ronald A. Morton, Jr., M.D.
10.39*	Employment Agreement dated May 15, 2007, between Registrant and Jeff G. Hesselberg
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (4)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (4)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.