Form 10-Q
period 2007-09-30
GTX INC /DE/
filed 2007-11-09
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
     Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     As of November 8, 2007, 34,922,124 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,944	$119,550
Accounts receivable, net	124	61
Inventory	109	207
Prepaid expenses and other current assets	2,557	1,882

Total current assets	93,734	121,700
Property and equipment, net	1,506	1,448
Intangible assets, net	4,697	4,714
Other assets	710	1,393

Total assets	$100,647	$129,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,312	$1,336
Accrued expenses	4,196	3,149
Deferred revenue — current portion	5,852	5,852

Total current liabilities	11,360	10,337
Deferred revenue, less current portion	17,165	21,554
Capital lease obligation	11	15
Other long term liability	244	300
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 34,922,124 shares issued and outstanding at September 30, 2007 and 34,822,362 shares issued and outstanding at December 31, 2006	35	35
Additional paid-in capital	329,180	326,793
Accumulated deficit	(257,348)	(229,779)

Total stockholders’ equity	71,867	97,049

Total liabilities and stockholders’ equity	$100,647	$129,255

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$268	$348	$820	$1,512
Collaboration revenue	1,463	724	4,389	1,393

Total revenue	1,731	1,072	5,209	2,905
Costs and expenses:
Cost of product sales	148	118	463	755
Research and development expenses	9,881	9,614	26,463	26,499
General and administrative expenses	3,182	2,867	9,908	8,509

Total costs and expenses	13,211	12,599	36,834	35,763

Loss from operations	(11,480)	(11,527)	(31,625)	(32,858)
Interest income	1,238	638	4,056	2,061

Net loss	$(10,242)	$(10,889)	$(27,569)	$(30,797)

Net loss per share:
Basic	$(0.29)	$(0.35)	$(0.79)	$(0.99)

Diluted	$(0.29)	$(0.35)	$(0.79)	$(0.99)

Weighted average shares used in computing net loss per share:
Basic	34,910,121	31,005,717	34,879,413	31,001,292

Diluted	34,910,121	31,005,717	34,879,413	31,001,292

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(27,569)	$(30,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855	874
Share-based compensation	1,488	948
Directors’ deferred compensation	128	105
Deferred revenue amortization	(4,389)	(1,393)
Foreign currency transaction (gain) loss	(102)	175
Changes in assets and liabilities:
Accounts receivable, net	(63)	32
Inventory	98	(101)
Receivable from collaboration partner	660	(29,262)
Prepaid expenses and other assets	(550)	418
Accounts payable	(24)	(63)
Accrued expenses and other long term liability	991	796
Deferred revenue	—	29,259

Net cash used in operating activities	(28,477)	(29,009)

Cash flows from investing activities:
Purchase of property and equipment	(518)	(308)
Purchase of intangible assets	(378)	(208)

Net cash used in investing activities	(896)	(516)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	771	66
Payments on capital lease obligation	(4)	(4)

Net cash provided by financing activities	767	62

Net decrease in cash and cash equivalents	(28,606)	(29,463)
Cash and cash equivalents, beginning of period	119,550	74,014

Cash and cash equivalents, end of period	$90,944	$44,551

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
     GTx is developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator (“SERM”) in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy (“ADT”) for advanced prostate cancer and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). GTx has licensed to Ipsen Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize ACAPODENE® and other products containing toremifene for all indications which we have licensed from Orion Corporation (“Orion”). GTx is also developing OstarineTM, a selective androgen receptor modulator (“SARM”) initially for the treatment of cancer wasting, which is known as cancer cachexia, and is conducting a Phase IIb clinical trial evaluating Ostarine™ for the treatment of cancer cachexia.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Use of Estimates
     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates its accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2007 and December 31, 2006, the Company’s accrual for product returns was $321 and $415, respectively. If actual future results are different than the Company’s estimates, the Company may need to adjust its estimated accrual for product returns, which could have a material effect on revenues in the period of the adjustment.
     Collaboration revenue consists of non-refundable up-front payments and license fees associated with the Company’s collaboration and license agreements discussed in Note 4. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of the impact of a tax position in the condensed financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on the Company’s financial condition or results of operations.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.
     In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development (“EITF 07-03”). EITF 07-03 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.
2. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock option plans.
     Total share-based compensation expense for the three months ended September 30, 2007 was $666, of which $337 and $329 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2007 was $1,616, of which $763 and $853 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2006 was $362, of which $131 and $231 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2006 was $1,053, of which $408 and $645 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to deferred compensation arrangements for the Company’s directors which was $53 and $35 for the three months ended September 30, 2007 and 2006, respectively, and $128 and $105 for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected price volatility	50.2%	79.1%	50.6%	70.2%
Risk-free interest rate	5.0%	4.9%	4.7%	4.6%
Weighted average expected life in years	7.0	6.0	6.9	6.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	12.0%	12.0%	12.0%	12.0%
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. For the three and nine months ended September 30, 2007, the Company based its determination of expected volatility on its historical stock price volatility. For the three and nine months ended September 30, 2006, the Company used an average expected price volatility of other publicly traded biopharmaceutical companies because the Company believed that it was the best indicator of future volatility, since the Company had less than two years of its own historical stock price volatility. This change in estimate did not have a material effect on the Company’s results from operations for the three and nine months ended September 30, 2007. An increase in the expected price volatility will increase compensation expense.
     Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
     Expected Life — This is the period of time over which the options granted are expected to remain outstanding and is determined by calculating the average of the vesting term and the contractual term of the options, as allowed by SAB No. 107. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

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
     The following is a summary of stock option transactions for all of the Company’s stock option plans since its most recent fiscal year end:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2006	1,458,289	$8.33
Options granted	547,167	18.32
Options forfeited	(36,500)	12.70
Options exercised	(99,762)	7.73

Options outstanding at September 30, 2007	1,869,194	11.20

3. Basic and Diluted Net Loss Per Share
     The Company computed net loss per share attributable to common stockholders according to SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share.
     Basic net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to the dilutive potential of common stock consisting of stock options.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net loss per share
Numerator:
Net loss	$(10,242)	$(10,889)	$(27,569)	$(30,797)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	34,890,371	31,005,717	34,822,362	30,993,967
Exercise of employee stock options	19,750	—	57,051	7,325

Weighted average shares used in computing basic net loss per share	34,910,121	31,005,717	34,879,413	31,001,292

Basic net loss per share	$(0.29)	$(0.35)	$(0.79)	$(0.99)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Diluted net loss per share
Numerator:
Net loss	$(10,242)	$(10,889)	$(27,569)	$(30,797)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	34,890,371	31,005,717	34,822,362	30,993,967
Exercise of employee stock options	19,750	—	57,051	7,325

Weighted average shares used in computing diluted net loss per share	34,910,121	31,005,717	34,879,413	31,001,292

Diluted net loss per share	$(0.29)	$(0.35)	$(0.79)	$(0.99)

     Weighted average options outstanding to purchase shares of common stock of 1,876,943 and 1,468,589 for the three months ended September 30, 2007 and 2006, respectively, and 1,823,023 and 1,461,301 for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
4. Collaboration and License Agreements
Ipsen Collaboration and License Agreement
     In September 2006, the Company entered into a collaboration and license agreement with Ipsen pursuant to which the Company granted Ipsen exclusive rights in the European Territory to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In accordance with the terms of the license agreement, Ipsen agreed to pay the Company €23,000 as a license fee and expense reimbursement, of which €1,500 is to be paid in equal installments over a three year period from the date of the agreement. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. In September 2007, the Company received €500 (approximately $688) from Ipsen as the first annual installment payment. Pursuant to the agreement, GTx is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene (including ACAPODENE®) which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. The Company will remain responsible for paying upstream royalties on ACAPODENE® to both Orion and the University of Tennessee Research Foundation (“UTRF”) for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     The Company recorded deferred revenue of $29,259 related to the Ipsen up-front license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for ACAPODENE® in the European Territory. The Company recognized collaboration revenue of $1,463 and $4,389 for the three and nine months ended September 30, 2007, respectively, from the amortization of the Ipsen deferred revenue. The Company recognized $390 of collaboration revenue for the three and nine months ended September 30, 2006 from the amortization of the Ipsen deferred revenue.
Ortho Biotech Collaboration and License Agreement
     In March 2004, the Company entered into a joint collaboration and license agreement with Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (“Ortho Biotech”) for andarine and specified backup SARM compounds. Under the terms of the agreement, the Company received in April 2004 an up-front licensing fee and expense reimbursement totaling $6,687. The up-front licensing fee and expense reimbursement were deferred and amortized into revenue on a straight-line basis over the estimated five year andarine development period. The Company recognized revenue of $334 and $1,003 for the three and nine months ended September 30, 2006, respectively, from the amortization of the up-front license fee and expense reimbursement. In December 2006, the Company reacquired full rights to develop and commercialize andarine and all backup compounds previously licensed to Ortho Biotech and

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
the joint collaboration and license agreement was terminated by mutual agreement of the parties. In connection with the termination of the Ortho Biotech agreement, the Company recognized the associated $3,100 balance of deferred revenue as additional collaboration revenue for the year ended December 31, 2006. Accordingly, the Company did not recognize any collaboration revenue for the three and nine months ended September 30, 2007 with respect to the Ortho Biotech deferred revenue.
5. Subsequent Events
Merck Collaboration and License Agreement
     On November 5, 2007, GTx and Merck & Co., Inc. (“Merck”) entered into a global Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) governing the Company’s and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by the Company and Merck and those yet to be discovered, for all potential indications of interest. The Collaboration Agreement will become effective upon the satisfaction of certain conditions, including the expiration or earlier termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended. The closing of the transactions contemplated by the Stock Purchase Agreement described below is also a condition to the effectiveness of the Collaboration Agreement.
     Under the Collaboration Agreement, the Company will grant Merck an exclusive worldwide license under its SARM-related patents and know-how. Following the effectiveness of the Collaboration Agreement, the Company will conduct preclinical research of SARM compounds and products, and Merck will be responsible for conducting and funding development and commercialization of products developed under the Collaboration Agreement. Merck has agreed to pay the Company an upfront licensing fee of $40,000 and $15,000 in guaranteed three-year cost reimbursements for research funding. The Company is also eligible to receive under the Collaboration Agreement up to $422,000 in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the Collaboration Agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the Collaboration Agreement. Merck has also agreed to pay the Company tiered royalties on net sales of products that may be developed under the Collaboration Agreement.
     Unless terminated earlier, the Collaboration Agreement will, following its effectiveness, remain in effect in each country of sale at least until the expiration of all valid claims of the licensed patents in such country. However, Merck may terminate the Collaboration Agreement at its election at any time after a specified period of time following the effectiveness of the Collaboration Agreement, and either party may terminate the Collaboration Agreement at any time for the other party’s uncured material breach or bankruptcy. Under certain conditions, Merck will continue to owe royalties on certain products after it terminates the Collaboration Agreement without cause.
Merck Stock Purchase Agreement
     On November 5, 2007, the Company and Merck entered into a Stock Purchase Agreement pursuant to which the Company agreed to sell and Merck agreed to purchase at the closing thereunder, 1,285,347 newly-issued shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of approximately $30,000, or $23.34 per Share. The per Share price of $23.34 represents 140% of the average of the last reported sales prices of the Company’s common stock for the 30 consecutive trading days ended November 2, 2007. The closing of the purchase and sale of the Shares is subject to the Collaboration Agreement becoming effective as well as other customary closing conditions. In connection with the closing of the purchase and sale of the Shares, the Company and Merck have agreed to enter into a Registration Rights Agreement pursuant to which, among other things, the Company will agree to prepare and file, as soon as reasonably practicable following the closing of the purchase and sale of the Shares, a registration statement under the Securities Act of 1933, as amended, registering the resale of the Shares from time to time under the registration statement.
     As indicated above, the completion of the transactions contemplated by the Collaboration Agreement and the Stock Purchase Agreement is subject to customary closing conditions, including the expiration or earlier termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, the continued accuracy of certain representation and warranties of the parties, the absence of any injunction, rule, order or the like prohibiting the completion of the transactions with Merck, and the receipt of all necessary governmental and other third-party authorizations, consents, waivers and approvals. The Company is currently evaluating the accounting impact of this proposed transaction.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs, including whether future clinical trials will achieve similar results to clinical trials that we have successfully concluded;

•	potential future licensing fees, milestone payments, and royalty payments that we may receive under our collaboration and license agreement with Ipsen Limited (“Ipsen”);

•	our proposed collaboration with Merck & Co., Inc. (“Merck”), including statements related to potential future licensing fees, cost reimbursements for research funding, milestone payments and royalty payments under our exclusive license and collaboration agreement with Merck, as well as our receipt of proceeds from the sale of our common stock to Merck;

•	our and our collaborator’s ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
     In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents which we incorporate by reference and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator (“SERM”) in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy (“ADT”), for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). We have licensed to Ipsen exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which we have licensed from Orion Corporation (“Orion”), which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. We are also developing Ostarine™, a selective androgen receptor modulator (“SARM”), initially for the treatment of cancer wasting, which is known as cancer cachexia, and we are conducting a Phase IIb clinical trial evaluating Ostarine™ for the treatment of cancer cachexia. In addition, we are developing GTx-838, another of our SARMs, for the treatment of sarcopenia. We have entered into an exclusive license and collaboration agreement with Merck governing our and Merck’s joint research, development and global commercialization of SARMs with the potential to treat a variety of indications associated with muscle wasting and bone loss, including sarcopenia and osteoporosis, cancer cachexia, and chronic kidney disease (“CKD”) muscle wasting. We are evolving into a selective nuclear hormone receptor modulator company that develops small molecules to target hormone pathways to address a myriad of unmet medical needs in men and women.
     We also have an extensive preclinical pipeline generated from our own discovery program, including GTx-878, an estrogen receptor beta agonist, a new class of drugs for the treatment of benign prostatic hyperplasia and chronic prostatitis. We are planning to initiate human clinical studies for GTx-878 in 2009.
     We commenced a pivotal Phase III clinical trial of ACAPODENE® 80 mg under a Special Protocol Assessment (“SPA”) with the United States Food and Drug Administration (“FDA”) for the treatment of multiple serious side effects of ADT in November 2003. We reached our enrollment goal in the fall of 2005 and randomized 1,389 patients into the trial. The last patient is expected to complete the ADT clinical trial in November 2007, and we anticipate announcing top-line results from the trial in the latter part of the first quarter of 2008, with a New Drug Application (“NDA”) filing expected later that year if the results are favorable.
     In January 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN. The trial is being conducted under an SPA with the FDA. We have randomized 1,590 patients into the trial, of which 330 are also participating in bone and ocular substudies requested by the FDA under the SPA. We will evaluate efficacy endpoints for the clinical trial at 36 months after completion of enrollment, and we anticipate conducting a planned interim efficacy analysis after a certain number of cancer events have been recorded among study patients, which we currently expect to occur in the latter part of the first quarter of 2008. If the efficacy results from the planned interim analysis achieve the statistical outcome specified in the SPA (alpha ≤ 0.001), we plan to file an NDA with the FDA. If we are able to file an NDA based on the results of the interim efficacy analysis, we will continue to collect efficacy data and safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA. If the efficacy results from the planned interim analysis do not satisfy the specified statistical requirements in the SPA, we plan to continue the clinical trial for the full 36 month period and then determine whether the trial results satisfy the efficacy endpoints required by the SPA.
     In our third clinical program, OstarineTM, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. The trial was designed to evaluate the activity of OstarineTM on building muscle as well as to assess safety in both elderly men and postmenopausal women. In 2006, we conducted discussions with various divisions of the FDA to investigate the required regulatory pathways for several indications under consideration for the ongoing clinical development of Ostarine™, and selected cancer cachexia and CKD muscle wasting as the initial indications for Ostarine™ development. We initiated a Phase IIb randomized, double blind, placebo controlled clinical trial evaluating Ostarine™ for the treatment of cancer cachexia in 150 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin’s lymphoma, or chronic lymphocytic leukemia. The clinical trial is being conducted at approximately 60 clinical sites in the United States and Argentina, and we expect to receive data from this trial during the summer of 2008. We and Merck, through our proposed SARM collaboration, will determine the development strategy of Ostarine™ for CKD muscle wasting and GTx-838 for the treatment of sarcopenia.
     On November 5, 2007, we entered into a global Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Merck governing our and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by us and Merck and those yet to be discovered, for all potential indications of interest. Under the Collaboration Agreement, we will grant Merck an exclusive worldwide license under our SARM-related patents and know-how. Following the effectiveness of the Collaboration Agreement, we will conduct preclinical research of SARM compounds and products, and Merck will be responsible for conducting and funding development and commercialization of products developed under the Collaboration Agreement. Merck has agreed to pay us an upfront licensing fee of $40.0 million and $15.0 million in guaranteed three-year cost reimbursements for research funding. We are also eligible to receive under the Collaboration Agreement up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the Collaboration Agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the Collaboration Agreement, in all cases assuming the achievement of such development and regulatory approval milestones and assuming the continued effectiveness of the Collaboration Agreement. Merck also has agreed to pay us tiered royalties on net sales of products that may be developed under the Collaboration Agreement. The Collaboration Agreement will become effective upon the satisfaction of certain conditions, including the expiration or earlier termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and the closing of the purchase and sale of approximately $30.0 million of shares of our common stock pursuant to a Stock Purchase Agreement that we entered into with Merck on November 5, 2007. There can be no assurance that our proposed collaboration with Merck will become effective in a timely manner, or at all, or that we will receive all or any portion of the anticipated proceeds of our proposed collaboration with Merck, including from the sale of our common stock to Merck. For more information on these and other risks and uncertainties related to our proposed collaboration with Merck, see the discussion under “Item 1A. Risk Factors—Risks Related to our Proposed Collaboration with Merck.”
     On July 24, 2007, we and the University of Tennessee Research Foundation (“UTRF”) entered into a Consolidated, Amended, and Restated License Agreement (“Consolidated SARM License”) to consolidate and replace our two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to the Consolidated SARM License, we were granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. On September 24, 2007, we and UTRF entered into an Amended and Restated License Agreement (“SERM License”) to replace our previously existing exclusive worldwide license agreement for ACAPODENE®. Pursuant to the SERM License, we were granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including ACAPODENE® for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee. Under both the Consolidated SARM License and the SERM License, we agreed to pay to UTRF a one-time, upfront fee of $290,000 per license. We also are obligated to pay annual license maintenance fees during the term of each such license agreement, which fees will be creditable against any royalties due to UTRF on sublicense revenues and net sales of products during the year in which the annual maintenance fees were paid. We also expect to enter into revised and restated license agreements with UTRF for other preclinical technology with terms and provisions similar to those in the Consolidated SARM License and SERM License for which we expect to pay minimal amounts as consideration for those license agreements.
     Our net loss for the nine months ended September 30, 2007 was $27.6 million. Our net loss included FARESTON® net product sales of $820,000 and the recognition of collaboration revenue of $4.4 million. We have financed our operations and internal growth primarily through private placements of preferred stock and public offerings. We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.

Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 73% of our total operating expenses for the nine months ended September 30, 2007. Research and development expenses included our expenses for personnel associated with our research activities, including screening and identification of product candidates, preclinical studies, toxicology studies, formulation and synthesis activities, product development and manufacturing, clinical trials, regulatory affairs, and quality assurance activities.
     We expect that research and development expenditures will continue to increase in future years due to:
•	the continuation of the pivotal Phase III clinical trial of ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT for advanced prostate cancer;

•	the continuation of the pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;

•	the continuation of the Phase IIb clinical trial of OstarineTM for the treatment of cancer cachexia;

•	the continued preclinical development of other potential product candidates, including GTx-878; and

•	increases in research and development personnel.
     In addition, if our proposed collaboration with Merck does not become effective in a timely manner, or at all, we expect that our research and development expenditures will also increase as a result of our being required to independently fund the development of our SARM product candidates and clinical trial activities, including our planned clinical trial activities evaluating Ostarine™ for the treatment of CKD muscle wasting and GTx-838 for the treatment of sarcopenia.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

     The following table identifies the development phase and status for each of our product candidates:

Product
	Candidate/	Development
Program	Indication	Phase	Status
SERM	ACAPODENE®
	80 mg Multiple serious side effects of ADT	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under an SPA; attained enrollment goal; obtained statistically significant results from a planned BMD interim analysis in fourth quarter of 2005 and from a lipid interim analysis in second quarter of 2006

ACAPODENE®
	20 mg Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under an SPA; attained enrollment goal

SARM	OstarineTM
	Cancer cachexia	Phase IIb clinical trial	Phase II proof of concept clinical trial completed December 2006; Phase IIb trial to treat cancer cachexia ongoing

	GTx-838 Sarcopenia	Preclinical	GTx and Merck, through our proposed SARM collaboration, will determine the clinical development strategy of GTx-838
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
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, income taxes, intangible assets, long-term service contracts and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, (together, “SAB 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”) and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing and collaboration agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized as collaboration revenue in the condensed statements of operations over the term of the performance obligation. We estimate the performance obligation period to be five years for the development of ACAPODENE® for both the high grade PIN and ADT indications in the European Territory with Ipsen. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitor these factors for indications of appropriate revisions.
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by, another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 93% of the total sales of FARESTON® for the nine months ended September 30, 2007. Based on this information, and other factors, we estimate the number of months of product on hand. At September 30, 2007 and December 31, 2006, our accrual for product returns was $321,000 and $415,000, respectively. If actual future results are different than our estimates, we may need to adjust our estimated accrual for product returns, which could have a material effect on earnings in the period of the adjustment.
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
Share-Based Compensation
     We have stock option plans that provide for the purchase of our common stock by certain of our employees and directors. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans. Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
     Total share-based compensation expense for the three months ended September 30, 2007 was $666,000, of which $337,000 and $329,000 were recorded in the statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation for the nine months ended September 30, 2007 was $1,616,000, of which $763,000 and $853,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2006 was $362,000, of which $131,000 and $231,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2006 was $1.1 million of which $408,000 and $645,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of the impact of a tax position in the condensed financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.
     In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development (“EITF 07-03”). EITF 07-03 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-03 to have a material impact on our financial position or results of operations.
Results of Operations
Three Months Ended September 30, 2007 and 2006
Revenues
     Revenues for the three months ended September 30, 2007 were $1.7 million, as compared to $1.1 million for the same period of 2006. Revenues in both periods included net sales of FARESTON® marketed for the treatment of metastatic breast cancer. Revenues also included collaboration income from Ipsen for ACAPODENE® in the third quarter of 2007 and 2006, and from Ortho Biotech for andarine in the third quarter of 2006. During the three months ended September 30, 2007 and 2006, FARESTON® net sales were $268,000 and $348,000, respectively, while cost of product sales were $148,000 and $118,000, respectively. Product sales revenue decreased by 23% for the three months ended September 30, 2007 compared to the same period in 2006 due to the reduction in the accrual for product returns in the prior period and a 12% decrease in sales volume. We expect that FARESTON® sales will continue to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including from FARESTON®. Collaboration income was $1.5 million for the three months ended September 30, 2007, and $724,000 for the three months ended September 30, 2006.

Research and Development Expenses
     Research and development expenses increased by $267,000 to $9.9 million for the three months ended September 30, 2007 from $9.6 million for the same period of 2006. The following table identifies the research and development expenses for each of our product candidates, as well as expenses pertaining to our other research and development efforts for the three months ended September 30, 2007 and 2006. Research and development spending for past periods is not indicative of spending in future periods.

	Product	Three Months Ended September 30,
	Candidate/
Program	Indication	2007	2006
		(in thousands)
SERM	ACAPODENE®
	80 mg	$2,470	$2,016
	Multiple serious side effects of ADT

	ACAPODENE®
	20 mg	2,122	2,455
	Prevention of prostate cancer in high risk men with high grade PIN

SARM	OstarineTM
	Cancer cachexia	1,808	3,014

	GTx-838
	Sarcopenia	1,034	—

Other research and development		2,447	2,129

Total research and development expenses		$9,881	$9,614

General and Administrative Expenses
     General and administrative expenses increased during the three months ended September 30, 2007 to $3.2 million from $2.9 million for the three months ended September 30, 2006. The increase was primarily the result of increased marketing and promotional expenses of approximately $246,000, personnel related expenses of approximately $263,000, and intellectual property related expenses of approximately $126,000, and was partially offset by decreases in other administrative expenses.
Interest Income
     Interest income increased to $1.2 million for the three months ended September 30, 2007 from $638,000 for the three months ended September 30, 2006. The increase was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the three months ended September 30, 2007, as compared to the same period in 2006.

Results of Operations
Nine Months Ended September 30, 2007 and 2006
Revenues
     Revenues for the nine months ended September 30, 2007 were $5.2 million as compared to $2.9 million for the same period of 2006. Revenues in both periods included net sales of FARESTON® marketed for the treatment of metastatic breast cancer. Revenues also included collaboration income from Ipsen for ACAPODENE® in the first nine months of 2007 and 2006, and from Ortho Biotech for andarine in the first nine months of 2006. During the nine months ended September 30, 2007 and 2006, FARESTON® net sales were $820,000 and $1.5 million, respectively, while cost of product sales were $463,000 and $755,000, respectively. During the nine months ended September 30, 2007, product sales revenue decreased by 46% and sales volume decreased by 50% as compared to the same period in 2006. Collaboration income was $4.4 million for the nine months ended September 30, 2007 and $1.4 million for the nine months ended September 30, 2006.
Research and Development Expenses
     Research and development expenses were $26.5 million for the nine months ended September 30, 2007 and 2006. The following table identifies the research and development expenses for each of our product candidates, as well as expenses pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product	Nine Months Ended September 30,
	Candidate/
Program	Indication	2007	2006
		(in thousands)
SERM	ACAPODENE® 80 mg	$ 6,932	$ 6,337
	Multiple serious side effects of ADT

	ACAPODENE®
	20 mg	6,782	8,530
	Prevention of prostate cancer in high risk men with high grade PIN

SARM	Ostarine™
	Cancer cachexia	4,672	5,543

	GTx-838
	Sarcopenia	1,164	—

Other research and development		6,913	6,089

Total research and development expenses		$26,463	$26,499

General and Administrative Expenses
     General and administrative expenses increased during the nine months ended September 30, 2007 to $9.9 million from $8.5 million for the nine months ended September 30, 2006. The increase of $1.4 million was primarily the result of increased marketing and promotional expenses of approximately $610,000, personnel related expenses of approximately $795,000, and intellectual property related expenses of approximately $428,000, and was partially offset by decreases in other administrative expenses.
Interest Income
     Interest income increased to $4.1 million for the nine months ended September 30, 2007 from $2.1 million for the nine months ended September 30, 2006. The increase of $2.0 million was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the nine months ended September 30, 2007, as compared to the same period in 2006.
Liquidity and Capital Resources
     At September 30, 2007, we had cash and cash equivalents of $90.9 million, compared to $119.6 million at December 31, 2006. Net cash used in operating activities was $28.5 million and $29.0 million for the nine months ended September 30, 2007 and 2006, respectively. The use of cash in both periods resulted primarily from funding our net losses. Net cash used in investing activities was $896,000 and $516,000 for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities for both periods was primarily for the purchase of research and development equipment, computer equipment, and software. We currently expect to make capital expenditures of approximately $400,000 for the remainder of 2007.
     Net cash provided by financing activities was $767,000 for the nine month period ended September 30, 2007 and included proceeds from the exercise of employee stock options of $771,000 offset by principal payments under a capital lease obligation of $4,000. Net cash provided by financing activities for the nine months ended September 30, 2006 was $62,000 and included proceeds from the exercise of employee stock options of $66,000, offset by principal payments under a capital lease obligation of $4,000.
     We estimate that our current cash resources, interest on these funds, and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through the first quarter of 2009. This estimate does not include funding from milestone payments that we may receive under our existing collaboration with Ipsen, nor does it include any funding that we may receive under our proposed collaboration with Merck, potential future collaboration agreements with pharmaceutical companies, or the potential future issuances and sales of our securities, including the proposed sale of our common stock to Merck. This estimate also does not include any product launch costs that we may incur in connection with the potential marketing approval of ACAPODENE® by the FDA.
     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaboration and license agreement with Ipsen;

•	whether our proposed collaboration with Merck becomes effective in a timely manner, or at all, including whether the proposed sale of our common stock to Merck is consummated, and, assuming our proposed collaboration with Merck becomes effective, the achievement of certain milestone events under, and other matters related to, our exclusive license and collaboration agreement with Merck;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaboration and license agreement with Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financing or corporate collaboration and licensing arrangements, such as our arrangement with Ipsen, as well as through interest income earned on the investment of our cash balances and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaboration with Ipsen and our proposed collaboration with Merck, we do not currently have any commitments for future external funding. We cannot ensure that our collaboration with Merck will become effective, and we cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the nine months ended September 30, 2007, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.*
     We have a limited operating history. As of September 30, 2007, we had an accumulated deficit of $257.3 million. We have incurred losses in each year since our inception in 1997. Net losses were $27.6 million for the nine months ended September 30, 2007, $30.8 million in 2006, $36.8 million in 2005 and $22.3 million in 2004. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock. In addition, we have received up-front license fees and payments pursuant to our collaboration agreement with Ipsen Limited for European rights to ACAPODENE® and other toremifene-based products and a collaboration agreement with Ortho Biotech for andarine and certain other selective androgen receptor modulators, or SARMs, which was terminated in December 2006. Although we may receive up-front license fees, milestone and other payments from Merck in connection with our proposed collaboration with Merck, as well as approximately $30.0 million in proceeds from the sale of our common stock to Merck, our proposed collaboration with Merck may not be consummated, and we may not receive any of the anticipated proceeds from our proposed collaboration with Merck or the proposed sale of our common stock to Merck. Please see “Risks Related to our Proposed Collaboration with Merck” for additional information regarding certain risks associated with our proposed collaboration with Merck. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the nine months ended September 30, 2007, we recognized $820,000 in net revenues from the sale of FARESTON®.
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
     Even if our proposed collaboration with Merck is consummated, we may need to raise additional capital to:
•	fund our operations and clinical trials;

•	continue our research and development; and

•	commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.
     We estimate that our current cash resources, interest on these funds and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through the first quarter of 2009. This estimate does not include funding from milestone payments that we may receive under our existing collaboration with Ipsen, nor does it include any funding that we may receive under our proposed collaboration with Merck, potential future collaboration arrangements with other pharmaceutical companies, or potential future issuances and sales of our securities, including the proposed sale of our common stock to Merck. This estimate also does not include any product launch costs that we may incur in connection with the potential marketing approval of ACAPODENE® by the FDA.
     Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaboration and license agreement with Ipsen;

•	whether our proposed collaboration with Merck becomes effective in a timely manner, or at all,

including whether the proposed sale of our common stock to Merck is consummated and, assuming our proposed collaboration with Merck becomes effective, the achievement of certain milestone events under, and other matters related to our exclusive license and collaboration agreement with Merck;
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
     If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms not favorable to us.
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

     For example, several patients in our Phase III clinical trial of ACAPODENE® 80 mg for the multiple side effects of androgen deprivation therapy have withdrawn from the trial, in accordance with the trial protocol, to seek treatment for a significant loss in bone mineral density. Even if these patients are receiving a placebo, their withdrawal from the trial may result in delays or an inability to achieve the proscribed statistical endpoint. Also, in this trial, as well as in our other clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the filing or approval of an NDA.
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
     To date, in our two Phase III clinical trials for ACAPODENE®, some patients have experienced venous thromboembolic events, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, one of which resulted in a patient’s death, which were considered by investigators as possibly related to treatment with ACAPODENE®. Because these trials are blinded, we cannot establish whether these patients received placebo or ACAPODENE® in the trial. There have been no drug-related serious adverse events related to our other product candidates. In addition, in our Phase II clinical trial for OstarineTM, we observed mild elevations of hepatic enzymes in a few patients, and in our preclinical studies for OstarineTM, only at the highest doses, we observed expected selective effects on the reproductive and other target organs in the male population consistent with the stimulating and inhibiting effects on the androgen receptor which is located in these organs.
     If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we are currently conducting, during clinical trials that we may conduct in the future or after any of our product candidates are approved and marketed:
•	we may be required to conduct additional preclinical or clinical trials, make changes in labeling of any such approved products, reformulate any such products, or implement changes to or obtain new approvals of our contractors’ manufacturing facilities;

•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.
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
     In the event that Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy, we would not be able to manufacture ACAPODENE® until the expiration of Orion’s patents with respect to the composition of matter of toremifene, the active pharmaceutical ingredient in ACAPODENE®. Although Orion’s composition of matter patents within the European Territory have expired, and as such, would not prevent Ipsen from manufacturing ACAPODENE® within the European Territory, there is no obligation on the part of Orion to transfer its manufacturing technology to Ipsen or to assist Ipsen in developing manufacturing capabilities to meet Ipsen’s supply needs if Ipsen is in material breach of its supply agreement with Orion. Although we and Ipsen have agreed to collaborate with each other in the event either of our supply rights are terminated by Orion for any reason, a disruption in the supply of ACAPODENE® could delay the development of and impair our and Ipsen’s ability to commercialize ACAPODENE®. In addition, Orion may terminate its obligation to supply us and Ipsen with toremifene if Orion ceases its manufacture of toremifene permanently, or Orion may terminate its obligation to supply us with toremifene if ACAPODENE® is not approved for commercial sale in the United States prior to December 31, 2009. If such termination occurs because Orion is no longer manufacturing toremifene, or because such regulatory approval is not obtained prior to the specified date, we and Ipsen will have the right to manufacture ACAPODENE®, but any arrangements we make for an alternative supply would still have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for ACAPODENE®. We and Ipsen have mutually agreed to cooperate in the manufacture of ACAPODENE® in the event Orion ceases manufacture of toremifene for any of the above-mentioned reasons.
     We also rely on Orion to cooperate with us in the filing and maintenance of regulatory filings with respect to the manufacture of ACAPODENE®. Orion may terminate its obligation to assist us in obtaining and maintaining regulatory approval of ACAPODENE® if we do not receive regulatory approval for ACAPODENE® in the United States prior to December 31, 2009. If Orion terminates its obligation to cooperate in these activities, or does not cooperate with us or otherwise does not successfully file or maintain these regulatory filings, we would be required to make arrangements with a qualified alternative supplier, which could delay or prevent regulatory approval of ACAPODENE®.
     We have relied on third party vendors for OstarineTM. We recently executed agreements with third party contractors for the manufacture of OstarineTM drug substance and the supply of OstarineTM drug product for our Phase IIb clinical trial for cancer cachexia. We continue to assess our manufacturing needs for additional clinical trial materials and commercial supply of OstarineTM as we execute our clinical strategy for OstarineTM . However, if our proposed exclusive license and collaboration agreement with Merck becomes effective, Merck will assume primary manufacturing responsibilities for the collaboration. We will evaluate whether to continue to rely on the manufacturing capabilities of these third party contractors or whether some or all of the manufacturing process should be transferred to other contract manufacturers as we plan our additional clinical trials and the potential commercial launch of OstarineTM and other SARM product candidates. If our current supply of OstarineTM becomes unusable, if our OstarineTM supply is not sufficient to complete our clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis for our clinical trials and potential commercial launch, we could experience a delay in receiving an adequate supply of OstarineTM.
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
     We may not be successful in entering into additional collaborative arrangements with other third parties. In particular, our proposed collaboration with Merck may not become effective as described in more detail under “Risks Related to our Proposed Collaboration with Merck.” If we fail to enter into additional collaborative arrangements on favorable terms, it could delay or impair our ability to develop and commercialize our other product candidates and could increase our costs of development and commercialization.
     Dependence on collaborative arrangements, including our arrangement with Ipsen for the development and commercialization of ACAPODENE®, subjects us to a number of risks, including:
•	we are not able to control the amount and timing of resources that Ipsen devotes to ACAPODENE®;

•	we may not be able to control the amount and timing of resources that our potential future partners may devote to our product candidates;

•	our partners may experience financial difficulties or changes in business focus;

•	we may be required to relinquish important rights such as marketing and distribution rights.

•	under certain circumstances, Ipsen may not be required to commercialize ACAPODENE® in certain countries of the European Territory if Ipsen determines that it is not commercially reasonable for it to do so;

•	pricing reimbursement constraints within the European Territory may diminish the prospects of our receiving royalty payments from Ipsen on aggregate net sales of ACAPODENE® in some or all of the countries within the European Territory;

•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
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
Risks Related to our Proposed Collaboration with Merck*
     If our proposed collaboration with Merck does not become effective in a timely manner, or at all, we may face certain material risks to our business.*
     On November 5, 2007, we entered into an exclusive license and collaboration agreement and a related stock purchase agreement with Merck. The effectiveness of our exclusive license and collaboration agreement with Merck, as well as Merck’s obligation to purchase 1,285,347 shares of our common stock under the stock purchase agreement, are conditioned upon the satisfaction or waiver of a number of conditions, including:

•	the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust & Improvements Act of 1974, as amended;

•	the accuracy of our representations and warranties in our agreements with Merck as of the date of the agreements and, with respect to certain of our representations and warranties, also as of the date of the closing of the transactions contemplated by the agreements;

•	the lack of any injunction, rule, order or the like prohibiting the consummation of the transactions contemplated by our agreements with Merck; and

•	the receipt of all necessary governmental and other third-party authorizations, consents, waivers or approvals.
Our agreements with Merck may also be terminated under specified circumstances. We cannot ensure that the conditions to the effectiveness of our exclusive license and collaboration agreement with Merck or the conditions to the consummation of the purchase and sale of our common stock under our stock purchase agreement with Merck will be met or waived, or that we will be able to successfully consummate the transactions contemplated by our agreements with Merck in a timely manner, or at all. If the transactions contemplated by our agreements with Merck are not consummated in timely manner, or at all, we will be subject to the adverse effects of a number of material risks, including:
•	a potential decline in the price of our common stock;

•	the diversion of the attention of our management and our employees from day-to-day operations and the diversion of financial resources during the negotiation and pendency of the transactions contemplated by our agreements with Merck;

•	the possible loss of other strategic partnering or business development opportunities during the pendency of the transactions contemplated by our agreements with Merck; and

•	the accrual of significant transaction costs, including legal and other costs relating to transactions contemplated by our agreements with Merck.
     We may not realize the anticipated benefits from our proposed collaboration with Merck.*
     Our exclusive license and collaboration agreement with Merck would govern our and Merck’s joint research, development and commercialization of SARM products, including OstarineTM and other SARMs currently being developed by us and Merck as well as those yet to be discovered, for all potential indications of interest. Merck agreed, assuming the effectiveness of our exclusive license and collaboration agreement with Merck, to pay us an upfront licensing fee of $40.0 million and $15.0 million in guaranteed three-year cost reimbursements for research funding (provided that with respect to Merck’s obligations for such cost reimbursements, the agreement is not terminated for cause and there does not occur certain change of control events involving us during such three-year period). We are also eligible to receive under our exclusive license and collaboration agreement with Merck up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the agreement. Merck also has agreed to pay us tiered royalties on net sales of products that may be developed under our exclusive license and collaboration agreement with Merck. However, we may not receive any of the proceeds provided for under our exclusive license and collaboration agreement with Merck if the agreement does not become effective, and even if the agreement does become effective, we may not receive any future proceeds provided for under the agreement if certain clinical development and regulatory milestones under the agreement are not achieved, the agreement is terminated, or we and Merck fail to develop and commercialize any of the SARMs included in or arising from the collaboration. In addition, even if required regulatory approvals are obtained to commercialize a SARM product, it is possible that Merck will not successfully market and sell any of the SARM products developed under the collaboration, in which case we would not receive royalties to the extent that we currently anticipate. We also may not be able to successfully develop new SARM products or identify new indications for existing and/or future SARM products. Further, under the terms of our exclusive license and collaboration agreement with Merck, Merck has the ability to terminate the agreement at its election after a certain period of time or at any time following our uncured material breach or bankruptcy. In any such or similar events, we may not realize the anticipated benefits from our proposed collaboration with Merck.
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
     If we lose our licenses from Orion and UTRF, we may be unable to continue our business.*
     We have licensed intellectual property rights and technology from Orion and UTRF under our license agreements with each of them. Each of these license agreements may be terminated by the other party if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing our business. Additionally, assuming our proposed collaboration with Merck becomes effective, the termination of our UTRF license related to SARM technology could lead to a termination of our exclusive license and collaboration agreement with Merck, which would terminate our rights to any potential milestone or royalty payments from Merck thereunder.
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
     In addition, under our collaboration and license agreement with Ipsen and our proposed exclusive license and collaboration agreement with Merck, Ipsen and Merck may be entitled to offset a portion of any royalties due to us in any calendar year on account of product sales to pay for costs incurred by Ipsen or Merck to obtain a license to any dominant intellectual property rights that are infringed by such product sales.
Risks Related to Regulatory Approval of Our Product Candidates
     If we or our collaborators are not able to obtain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidate and will prevent our collaborators from commercializing the product candidate in the licensed territories. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. In addition, we will not receive a substantial majority of the milestone payments provided under our collaboration and license agreement with Ipsen or any royalty payments if Ipsen is unable to obtain the necessary regulatory approvals to commercialize ACAPODENE® within the European Territory. Likewise, even if our exclusive license and collaboration agreement with Merck becomes effective, we may not receive a majority of the milestone payments or any royalty payments provided for under the agreement if Merck is not able to obtain the necessary regulatory approvals to commercialize any SARM products, including OstarineTM, developed under the proposed collaboration. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
     Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, the Food and Drug Administration Amendments Act of 2007 (“FDA Amendments Act”), which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also require the adoption of risk management plans, referred to in the FDA Amendments Act as risk evaluation and mitigation strategies (“REMS”). The REMS may include requirements for special labeling or medication guides for patients, special communication plans to healthcare professionals, and restrictions on distribution and use. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
     Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we are conducting our Phase III clinical trials of ACAPODENE® to treat the side effects of androgen deprivation therapy and for the prevention of prostate cancer in high risk men with high grade PIN under Special Protocol Assessments, or SPAs, from the FDA. An SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, an SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of an NDA. However, there are circumstances under which we may not receive the benefits of an SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we file an application with the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
     We may not receive regulatory approval for the commercial sale of any of our product candidates that are in development for at least another year, if ever. Similarly, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market ACAPODENE® within the European Territory any sooner than we will achieve regulatory approval in the United States, and it may be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.
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
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which accounted for approximately 93% of our revenue generated from the sale of FARESTON® for the nine months ended September 30, 2007;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
     If we are unable to expand our sales and marketing capabilities or enter into and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.*
     We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. For example, building a sales force is expensive and time-consuming and could delay any launch of a product candidate. Similarly, we are relying on Ipsen to market and distribute our ACAPODENE® product candidates through Ipsen’s established sales and marketing network within the European Territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our ACAPODENE® product candidates in the European Territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our ACAPODENE® product candidates in the European Territory. Currently, we do not have a partner outside of the European Territory and our success in regions other than the European Territory may be dependent on our ability to find suitable partners in other regions of the world. Likewise, if our exclusive license and collaboration agreement with Merck does not become effective, or, if the agreement does become effective and the agreement is subsequently terminated, our ability to successfully market and sell any of our SARM product candidates would be adversely affected. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
     If we are unable to obtain adequate coverage and reimbursement from third-party payors for products we sell at acceptable prices, our revenues and prospects for profitability will suffer.*
     Many patients will not be capable of paying for any products that we may develop and will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability may suffer. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 created a prescription drug benefit program for Medicare recipients. The prescription drug program established by this legislation may have the effect of reducing the prices that we are able to charge for products we develop and sell through the program. This legislation may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products that we may develop or to lower the amount that they pay. In addition, members of the United States Congress have stated their desire to reduce the government’s cost for reimbursements of prescription drugs by amending this legislation.
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
     If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of our clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	developments with respect to our collaboration with Ipsen;

•	whether our proposed collaboration with Merck becomes effective, and assuming it becomes effective, future developments concerning the collaboration;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	actual or anticipated fluctuations in our results of operation;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     Our officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
     As of September 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock (based upon public filings) beneficially owned approximately 82.1% of our outstanding common stock and our officers and directors alone owned approximately 49.6% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*
     For the 12 month period ended September 30, 2007, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 145,811 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2007, we had 34,922,124 shares of common stock outstanding.
     Moreover, J.R. Hyde, III, and Oracle Partners, L.P., two of our largest stockholders, and their affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 10.9 million shares of common stock they hold in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders. In addition, we agreed to enter into a registration rights agreement with Merck if our proposed collaboration with Merck is consummated, pursuant to which we would file a registration statement covering the 1,285,347 shares we agreed to sell to Merck as soon as reasonably practicable following the closing of the purchase and sale of such shares to Merck. Finally, all shares of common stock that we may issue under our employee benefit plans can be freely sold in the public market upon issuance.
ITEM 5. OTHER INFORMATION
Amended and Restated License Agreement with the University of Tennessee Research Foundation
     On September 24, 2007, we entered into an Amended and Restated License Agreement (the “New SERM License”) with the University of Tennessee Research Foundation (formerly known as the University of Tennessee Research Corporation) (“UTRF”). The New SERM License amends and replaces that certain Amended and Restated Exclusive License Agreement, made effective as of July 24, 1998, by and between us and UTRF (the “Prior SERM License”). Pursuant to the New SERM license, we were granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including ACAPODENE® for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee. Under the terms of the New SERM License, we agreed to pay to UTRF a one-time, upfront fee of $290,000 as consideration for entering into the New SERM License. We also agreed to pay an annual license maintenance fee during the term of the New SERM License, which fee will be creditable against any royalties due to UTRF on sublicense revenues and net sales of products during the year in which the annual maintenance fees were paid. We also agreed to pay all expenses to file, prosecute and maintain the patents relating to the licensed SERM technologies. Under the New SERM License, we are obligated to use commercially reasonable efforts to develop and commercialize products based on the licensed SERM technologies. Unless terminated earlier, the term of the New SERM License will continue in a particular country for the longer of 20 years from the effective date of the Prior SERM License or until the expiration of the last valid claim of any licensed patent in such country. The New SERM License may be terminated by UTRF for our uncured breach or upon our bankruptcy. The foregoing is only a brief description of the material terms of the New SERM License and does not purport to be complete, and is qualified in its entirety by reference to the New SERM License which is filed as Exhibit 10.41 to this report and is incorporated by reference herein.
Termination of Prior License
     In December 2006, we executed a letter of intent with UTRF pursuant to which we agreed to modify the Prior SERM License as well as (i) that certain Amended and Restated Exclusive License Agreement, made effective as of August 23, 2000, by and between us and UTRF, and (ii) that certain Amended and Restated Exclusive License Agreement, made effective as of August 23, 2000, by and between us and UTRF. In accordance with the transactions contemplated by the letter of intent, the New SERM License replaces and supersedes the Prior SERM License, which was effectively terminated upon our and UTRF’s entry into the New SERM License. The entering into of the New SERM License and the related termination of the Prior SERM License was, among other things, intended to address certain provisions of the Prior SERM License pertaining to the time and amount of payments for annual license maintenance fees and royalty fees to be paid by us to UTRF. Under the Prior SERM License, UTRF granted to us a worldwide exclusive license under its method of use patents relating to ACAPODENE® to market, distribute and sell licensed products, licensed processes or generic products. Under the terms of the Prior SERM License, we were required to make annual license maintenance fee payments and future royalty payments to UTRF. The foregoing is only a brief description of the material terms of the Prior SERM License and does not purport to be complete, and is qualified in its entirety by reference to the Prior SERM License which was filed as Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended.
Amendment and Restatement of Directors’ Deferred Compensation Plan
     Effective November 1, 2007, our Board of Directors amended and restated our Directors’ Deferred Compensation Plan (the “Deferred Plan”). Under the Deferred Plan, as so amended and restated, each of our non-employee directors may elect to have part or all of his or her fees for service on our Board of Directors (including any Board committees) credited to his or her cash account or stock account under the Plan. A non-employee director may elect to receive a distribution of amounts credited to such accounts on a date selected by the non-employee director at the time of the election. However, if the non-employee director retires or separates from our Board of Directors prior to his or her selected distribution date, (i) the amount credited to the non-employee director’s cash account under the Deferred Plan will be distributed within 30 days after commencement of the year following such retirement or separation, and (ii) the amount credited to the non-employee director’s stock account will be distributed within the later of (a) 30 days after commencement of the year following such retirement or separation or (b) six months after such event. All distributions under the Deferred Plan will be made in the form of a single lump sum in cash (for amounts credited to cash accounts) or in shares of common stock (for amounts credited to stock accounts), provided that any fractional share amounts will be paid in cash. Cash accounts and stock accounts under the Deferred Plan will be credited with interest or the value of any cash and stock dividends, as applicable. Non-employee directors are fully vested in any amounts that they elect to defer under the Deferred Plan. Our deferred compensation obligations under the Deferred Plan, which are contractual obligations to pay or distribute to participants in the Deferred Plan compensation, the receipt of which the participants have elected to defer (the “Obligations”), are unsecured general obligations and rank pari passu with our other unsecured and unsubordinated indebtedness. There is no trading market for the Obligations. The Obligations are not subject in any manner, either voluntarily or involuntarily, to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment. A non-employee director may not transfer or assign benefits under the Deferred Plan to any person other than to a designated beneficiary who is to succeed to the non-employee director’s right to receive payments under the Deferred Plan in the event of the non-employee director’s death. The foregoing is only a brief description of the material terms of the Deferred Plan and does not purport to be complete, and is qualified in its entirety by reference to the Deferred Plan which is filed as Exhibit 10.7 to this report and is incorporated by reference herein.
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: November 9, 2007	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 9, 2007	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(3)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5	Amended and Restated Registration Rights Agreement between Registrant and Memphis Biomed Ventures dated August 7, 2003(3)
10.7*	Directors’ Deferred Compensation Plan, as amended and restated effective November 1, 2007
10.40*†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation
10.41*†	Amended and Restated License Agreement dated September 24, 2007, between Registrant and University of Tennessee Research Foundation
10.42	Stock Purchase Agreement, dated November 5, 2007, between the Registrant and Merck & Co., Inc. (4)
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)

*	Filed herewith.

†	Confidential treatment has been requested for certain portions of this exhibit.
(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 10.42 to the Registrant’s current report on Form 8-K (File No. 000-50549), filed with the SEC on November 6, 2007, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.