Form 10-K
period 2007-12-31
GTX INC /DE/
filed 2008-03-11
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on June 29, 2007 as reported on the NASDAQ Global Market was $199,944,800.
     There were 36,236,263 shares of registrant’s common stock issued and outstanding as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our and our collaborators’ research, development and clinical programs, including whether future clinical trials will achieve similar results to clinical trials that we have successfully concluded;

•	potential future licensing fees, milestone payments and royalty payments including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Ipsen Limited and Merck & Co., Inc.;

•	our and our collaborators’ ability to market, commercialize and achieve market acceptance for our product candidates or products that we and/or our collaborators may develop;

•	our and our collaborators’ ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
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

PART I
ITEM 1. BUSINESS
Overview
     GTx, Inc., a Delaware corporation incorporated on September 24, 1997, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. In February 2008, we announced that the Phase III clinical trial results for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT showed that ACAPODENE® 80 mg reduced new morphometric vertebral fractures and met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia. In March 2008, we announced that the results from this Phase III clinical trial also showed that ACAPODENE® 80 mg demonstrated a reduction in hot flashes in a subset analysis. We expect to file a New Drug Application, or NDA, for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT with the U.S. Food and Drug Administration, or FDA, in 2008. We have licensed to Ipsen Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we collectively refer to as the European Territory, to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except breast cancer outside of the United States. In addition to ACAPODENE®, we are developing selective androgen receptor modulators, or SARMs, with Merck and Co., Inc., or Merck. In November 2007, we entered into an exclusive license and collaboration agreement with Merck establishing a global strategic collaboration for the discovery, development and commercialization of SARMs, including Ostarine™. We believe that Ostarine™ and other SARM candidates, including GTx-838, have the potential to treat a variety of indications associated with muscle wasting and bone loss, including frailty, muscle loss associated with aging, also known as sarcopenia, muscle wasting in cancer patients, known as cancer cachexia, osteoporosis, and chronic kidney disease muscle wasting. We are currently evaluating Ostarine™ in a Phase II clinical trial for the treatment of cancer cachexia.
     We currently market FARESTON® (toremifene citrate 60 mg) tablets, which have been approved by the FDA for the treatment of metastatic breast cancer in postmenopausal women in the United States. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON® is the same as in ACAPODENE®, but in a different dose. We plan to build specialized sales and marketing capabilities to promote our product candidates to urologists and medical oncologists in the United States and to seek partners to commercialize our product candidates in broader markets in the United States and in the rest of the world.
     We also have an extensive preclinical pipeline generated from our own discovery program, including GTx-758, an oral luteinizing hormone, or LH, inhibitor being developed for the treatment of advanced prostate cancer, and GTx-878, an estrogen receptor beta agonist, a new class of drugs being developed for the treatment of benign prostatic hyperplasia, or BPH. We are planning to initiate Phase I clinical testing for GTx-758 by the end of 2008 and for GTx-878 in the first half of 2009.
     Our most advanced product candidate, ACAPODENE®, is being developed to treat multiple serious side effects of ADT and to prevent prostate cancer in high risk men with high grade PIN. ADT is the most common treatment for advanced, recurrent or metastatic prostate cancer, and we believe that it is currently used to treat approximately 800,000 men in the United States. ADT is hormone therapy that works by reducing testosterone and estrogen. The low estrogen levels unintentionally caused by ADT can lead to multiple serious side effects including: severe bone loss, or osteoporosis, resulting in skeletal fractures; hot flashes; lipid profile changes that lead to higher rates of cardiovascular disease; and breast pain and enlargement, or gynecomastia. There are currently no drugs approved by the FDA for the treatment of these multiple serious side effects of ADT. We commenced a pivotal Phase III clinical trial of ACAPODENE® 80 mg under a Special Protocol Assessment, or SPA, with the FDA for this indication in November 2003. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the agency to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. The primary endpoint was new morphometric vertebral fractures measured by x-ray, and the secondary endpoints included BMD, lipid profile changes, gynecomastia and hot flashes. The last patient completed the ADT clinical trial in November 2007. In February 2008, we announced that the results of the Phase III clinical trial showed that ACAPODENE® 80 mg reduced new morphometric vertebral fractures and met other key endpoints of BMD, lipid profiles and gynecomastia. Also, in March 2008, we announced that the results from this Phase III clinical trial of ACAPODENE® 80 mg demonstrated a reduction in hot flashes. We expect to file a NDA for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT with the FDA in 2008.
     In the United States, prostate cancer is one of the most commonly diagnosed cancers and the second leading cause of cancer-related deaths in men. Men who have high grade PIN are at high risk of developing prostate cancer (we believe that more than 40% of men with high grade PIN detected on a prostate biopsy develop prostate cancer within three years). In the United States, there are over 115,000 new cases of high grade PIN diagnosed each year and an estimated 14 million men under the age of 80 may unknowingly harbor this condition. Currently, there is no approved treatment to prevent prostate cancer in high risk men with high grade PIN. In January 2005, we initiated a pivotal Phase III clinical trial of orally administered ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. We will evaluate efficacy endpoints for the clinical trial at 36 months after completion of enrollment, and we anticipate conducting a planned efficacy interim analysis after a certain number of cancer events have been recorded among study patients, which we currently expect to occur by the end of the first quarter of 2008. If the efficacy results from the planned interim analysis achieve the statistical outcome specified in the SPA (a ≤ 0.001), we plan to file a NDA with the FDA. If we are able to file a NDA based on the results of the efficacy interim analysis, we will continue to collect efficacy data and safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA. If the efficacy results from the planned interim analysis do not satisfy the specified statistical requirements in the SPA, we plan to continue the clinical trial.
     In our third clinical program, OstarineTM, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. We initiated a Phase II randomized, double blind, placebo controlled clinical trial evaluating Ostarine™ for the treatment of cancer cachexia in 150 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin’s lymphoma, or chronic lymphocytic leukemia. The clinical trial is being conducted at approximately 50 clinical sites in the United States, Argentina and Canada and we expect to receive data from this trial during the summer of 2008.
     In November 2007, we entered into an exclusive license and collaboration agreement with Merck which governs our and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by us and Merck and those yet to be discovered, for all potential indications of interest. Under the agreement, we will conduct preclinical research of SARM compounds and products, and Merck will be primarily responsible for conducting and funding development and commercialization of products developed under the agreement. We received an upfront licensing fee of $40.0 million in January 2008 and Merck has agreed to pay us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement. We are also eligible to receive up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the agreement, upon the achievement of such development and regulatory approval milestones and assuming the continued effectiveness of the agreement. Merck also has agreed to pay us tiered royalties on net sales of products that may be developed under the agreement. On the date the agreement became effective in December 2007, we issued to Merck 1,285,347 newly-issued shares of our common stock for an aggregate purchase price of approximately $30.0 million. We and Merck, through our SARM collaboration, will determine the development strategy of Ostarine™, GTx-838 and other collaboration compounds.
     In September 2006, we entered into a collaboration and license agreement with Ipsen pursuant to which we granted Ipsen exclusive rights in the European Territory to develop and commercialize ACAPODENE® and other products containing toremifene in all indications that we have licensed from Orion. In accordance with the terms of the agreement, Ipsen paid us €21.5 million as a license fee and expense reimbursement and is paying us €1.5 million in equal installments over a three year period from the date of the agreement. Pursuant to the agreement, we are also entitled to receive from Ipsen up to an aggregate of €39.0 million in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay for all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and the ADT indication. We will remain similarly responsible for all development and regulatory activities outside of the European Territory. However, Ipsen has agreed to pay a portion of our ACAPODENE® development costs in the United States if certain conditions are met. Under the agreement, Ipsen must elect to retain its rights to commercialize ACAPODENE® and other products containing toremifene for the high grade PIN indication. Until such time as Ipsen shall make its election, however, it is required to initiate and carry out the development of ACAPODENE® for the high grade PIN indication in the European Territory and to pay all costs associated therewith.
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
     Estrogens prevent osteoporosis, reducing the risk of skeletal fractures, may be cardioprotective by having a favorable effect on lipid profile and may reduce hot flashes. As testosterone levels decrease in aging men, there is also a gradual increase in estrogen levels in the blood relative to testosterone levels which may promote BPH, initiate prostate cancer and cause gynecomastia.
     Testosterone, the predominant androgen in men, is important for mental well-being and for masculine physical characteristics, such as muscle size and strength and bone strength. Male reproductive health is also dependent on testosterone to maintain sexual interest, fertility, erectile function and normal prostate function. Testosterone is converted into a more potent androgen, dihydrotestosterone, or DHT, which also stimulates sebaceous and hair glands and may cause unwanted effects like acne and hair loss. DHT is the primary androgen involved in BPH. In aging men, there is a gradual decline in testosterone levels, which contributes to a loss of muscle mass and strength, and decreased bone mineralization, which may result in osteoporosis and bone fractures, erectile dysfunction, decreased sexual interest, depression and mood changes.
     Estrogens and androgens perform their physiologic functions by binding to and activating their hormone receptors located in various tissues. Once a hormone binds with its receptor, this activates a series of cellular events that results in estrogenic or androgenic tissue effects.
     Pharmaceuticals that target estrogen or androgen receptors have been used medically for over 50 years. The drugs that have been used to stimulate androgen receptors are either natural or synthetic hormones, known as steroids. Steroids activate hormone receptors in all tissue types in a non-selective manner resulting in not only beneficial effects but also in unwanted clinical effects. In men, the absence of selectivity and conversion of testosterone to DHT may result in unwanted side effects, such as the potential stimulation of latent into clinical prostate cancer, and may enhance BPH, cause acne, cause loss of hair in men and hair growth in women and cause gynecomastia. Currently, no orally available testosterone products have been approved for use in the United States, and those testosterone products that are available must be administered by intramuscular injections or by transdermal patches or gels that may not be convenient for patients and, in some cases, can result in inconsistent blood levels of testosterone.

     There are also classes of small molecules that are not steroids that can bind to the same hormone receptors. These nonsteroidal small molecules may either stimulate or block hormone receptors depending on the type of tissue in which the receptor is found and the interaction of the small molecule with the receptor. A drug that has the ability to either block or stimulate the hormone receptor is called a selective hormone receptor modulator. A selective hormone receptor modulator that can either block or stimulate a hormone receptor in a tissue-selective manner may be able to mimic the beneficial, while minimizing the unwanted, effects of natural or synthetic steroid hormones.
     A SERM is a nonsteroidal small molecule that binds to and selectively modulates estrogen receptors. SERMs have the ability to either stimulate or block estrogen’s activity in different tissue types. SERMs have been shown to mimic estrogen’s beneficial action in bone and lipid profiles, and we believe that SERMs have the potential to block estrogen’s harmful activity in the prostate and the breast. Examples of SERMs currently on the market include toremifene, which is FDA approved to treat advanced female breast cancer, and raloxifene, which is used to prevent and treat postmenopausal female osteoporosis.
     A SARM is a small molecule that binds to and selectively modulates androgen receptors, the primary receptor to which testosterone binds. In men, SARMs potentially have beneficial action in bone and muscle while blocking testosterone’s unwanted action in the prostate and skin. We further believe that SARMs can be designed to either cross or not cross into the central nervous system and to selectively modulate androgen receptors in the brain to affect mood and sexual interest. Although no SARMs have been commercialized to date, we believe that SARMs without testosterone’s or other exogenous anabolic steroid therapies’ harmful side effects can be developed to treat a range of medical conditions, including: (1) muscle wasting conditions of chronic diseases, such as cancer, AIDS, chronic kidney disease, end-stage renal disease, neurodegenerative disorders, trauma and burns; (2) muscle wasting conditions associated with aging such as frailty and sarcopenia; (3) the prevention and/or treatment of osteoporosis; (4) prostate disorders, such as BPH and prostate cancer; (5) disorders of the central nervous system, such as low libido, depression and other mood disorders; (6) low testosterone conditions, such as primary and secondary hypogonadism; (7) male reproductive functions, such as infertility, male contraception and erectile dysfunction; and (8) other conditions, such as anemia and male hair loss.
Marketed Product
FARESTON®
     We currently market FARESTON® (toremifene citrate 60 mg) tablets, which have been approved by the FDA for the treatment of metastatic breast cancer in postmenopausal women in the United States. Toremifene is a SERM owned and manufactured by Orion. On January 1, 2005, we entered into a revised license and supply agreement with Orion to exclusively license toremifene for all indications in the United States and for all indications in humans except breast cancer outside of the United States. Toremifene is the active pharmaceutical ingredient in ACAPODENE®, our lead product candidate currently in two separate clinical programs for two indications, and FARESTON®.
     We currently sell FARESTON® primarily through wholesale drug distributors. The top three distributors, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation, accounted for approximately 93% of our gross product sales generated from the sale of FARESTON® for the year ended December 31, 2007. The loss of any of these three distributors could have a material adverse effect on continued FARESTON® sales. FARESTON® net product sales accounted for 15%, 18% and 65% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Product Candidates
     The following table identifies the development phase and status for each of our product candidates:

Product
	Candidate/	Development
Program	Indication	Phase	Status
Clinical
SERM	ACAPODENE®
	80 mg Multiple serious side effects of ADT	Pivotal Phase III clinical trial	Phase III clinical trial, which was conducted under a SPA, completed in February 2008 ; achieved primary endpoint of reduction of new morphometric vertebral fractures

ACAPODENE®
	20 mg Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; attained enrollment goal; planned efficacy interim analysis by the end of the first quarter 2008

SARM	OstarineTM
	Cancer cachexia	Phase II clinical trial	Phase II proof of concept clinical trial completed in December 2006; Phase II clinical trial to treat cancer cachexia ongoing

Preclinical

SARM	GTx-838	Preclinical	We and Merck, through our SARM collaboration, will determine the clinical development strategy of GTx-838

LH inhibitor	GTx-758 Advanced Prostate Cancer	Preclinical	Phase I clinical testing planned by the end of 2008

Estrogen receptor beta agonist	GTx-878 BPH	Preclinical	Phase I clinical testing planned in the first half of 2009
ACAPODENE® (toremifene citrate)
     Our most advanced product candidate, ACAPODENE®, is a SERM. ACAPODENE® is being developed as a once-a-day oral tablet to (1) treat multiple serious side effects of ADT (80 mg dose) and (2) prevent prostate cancer in high risk men (20 mg dose). In January 2005, we exclusively licensed toremifene, the active ingredient in ACAPODENE®, for all indications in humans, except breast cancer outside of the United States. We licensed rights to toremifene based on our belief that a SERM can treat estrogen related complications resulting from ADT and reduce the incidence of prostate cancer in high risk men with high grade PIN and toremifene’s established record of safety in the treatment of postmenopausal women with advanced breast cancer. Under a license and supply agreement with Orion, Orion manufactures and supplies us with FARESTON®, the 60 mg dose of toremifene citrate, for sale in the United States to treat advanced breast cancer, as well as ACAPODENE® 20 mg dose of toremifene citrate for our Phase III clinical trial for the prevention of prostate cancer in high risk men with high grade PIN.
     In September 2006, we licensed to Ipsen exclusive rights to develop and commercialize ACAPODENE® and other products containing toremifene in the European Territory in all indications that we have licensed from Orion.
ACAPODENE® 80 mg for the Treatment of Multiple Serious Side Effects of ADT
     Scientific Overview. ADT is the most common treatment for patients who have advanced, recurrent or metastatic prostate cancer. ADT reduces testosterone, a primary growth factor for prostate cancer, to levels similar to that of castrated men. ADT is accomplished either surgically by removal of the testes, or chemically by treatment with LH releasing hormone agonists, or LHRH agonists. LHRH agonists work by shutting off LH secretion by the pituitary gland, which stops testosterone production by the testes. Examples of commercially marketed LHRH agonists are Lupron® (leuprolide acetate), Zoladex® (goserelin acetate),Viadur® (leuprolide acetate) and Eligard® (leuprolide acetate). The reduction in testosterone from ADT also results in very low estrogen levels in men, because estrogen is derived from testosterone in men.
     Estrogen related side effects associated with ADT include bone loss, which may lead to osteoporosis and skeletal fractures, hot flashes, gynecomastia, adverse lipid changes that may lead to higher risk of cardiovascular diseases, depression, and memory loss. Bone loss leading to osteoporosis and possible skeletal fractures is a significant clinical problem because clinical studies have shown that prostate cancer patients who develop skeletal fractures have 39 month shorter survival rates. Hot flashes occur because of reduced estrogen levels in the brain. Hot flashes experienced by prostate cancer patients on ADT tend to be severe, frequent and protracted and is the side effect most frequently mentioned by prostate cancer patients on ADT.
     Based on the results of our Phase III clinical trial, our two Phase II clinical trials and our preclinical testing of ACAPODENE® 80 mg, as well as preclinical and clinical information known about toremifene, ACAPODENE® has estrogenic activity both in bone, which treats osteoporosis, and in the brain, which may reduce hot flashes. Toremifene has been shown to improve lipid profiles in postmenopausal women and, based on data received from our Phase III clinical trial, ACAPODENE® improves lipid profiles in men undergoing androgen deprivation therapy for prostate cancer. ACAPODENE® also can block estrogen’s action in the male breast, which may prevent and treat gynecomastia. As a consequence, we believe that ACAPODENE® 80 mg has the potential to treat serious estrogen related side effects of LHRH agonists: osteoporosis and fractures, hot flashes, adverse lipid changes and gynecomastia. Importantly, as evidenced by our two Phase II clinical trials and our Phase III clinical trial, ACAPODENE® has not been shown to stimulate prostate cancer growth or increase luteinizing hormone in men on ADT.
     Potential Market. In the United States, we believe approximately 800,000 prostate cancer patients are currently being treated with ADT, and over 100,000 new patients are started on this therapy each year. An increasing number of prostate cancer patients are being treated by androgen deprivation with LHRH agonists earlier than in the past because of two main factors: first, medical studies have shown that early ADT prolongs the survival of prostate cancer patients, and second, the serum test for prostate specific antigen, or PSA, is detecting advanced prostate cancer earlier than in the past. The net effect of prostate cancer being treated sooner and for longer periods is that the multiple serious side effects of ADT have now been shown to contribute significantly to morbidity, and in some cases may lead to increased mortality. Physicians are currently prescribing certain drugs on an off-label basis to help ameliorate some of the specific serious side effects of ADT. These drugs include bisphosphonates for osteoporosis, Megace® (megestrol acetate) and antidepressants for hot flashes and tamoxifen for gynecomastia. Radiation is also used to treat gynecomastia. However, no single therapy is available to treat multiple serious side effects of ADT.
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
     In November 2003, we initiated a pivotal Phase III clinical trial of orally administered ACAPODENE® 80 mg dose in patients undergoing ADT for advanced, recurrent or metastatic prostate cancer under a SPA, from the FDA. We designed this pivotal Phase III clinical trial principally based on the results of our second Phase II clinical trial that evaluated patients who had been receiving LHRH agonists for more than 12 months. The primary endpoint of the trial was new morphometric vertebral fractures measured by x-ray, and the secondary endpoints of the trial included BMD, hot flashes, lipid profile changes and gynecomastia. We reached our enrollment goal in the fall of 2005 and randomized approximately 1,400 patients into the trial with advanced, recurrent or metastatic prostate cancer who had been receiving ADT for at least six months and who had significant existing bone loss, or were greater than 70 years of age. The patients were randomized to receive either a placebo or a daily 80 mg dose of ACAPODENE® for 24 months. We conducted the trial in approximately 150 sites in the United States and Mexico. In December 2005 and in accordance with the SPA, we completed a planned interim BMD analysis among the first 197 patients who completed one year of treatment. Patients treated with ACAPODENE® 80 mg demonstrated statistically significant increases in BMD compared to placebo in all three skeletal sites measured, with lumbar spine showing an improvement of 2.3 percentage points (p<0.001), hip, a 2.0 percentage point improvement (p=0.001), and femoral neck, a 1.5 percentage point improvement (p=0.009). For perspective, a study of raloxifene, a SERM, in postmenopausal osteoporosis in women showed a lumbar spine BMD increase of 2.0 percentage points after one year which resulted in a 55% fracture reduction in three years. In June 2006, we conducted a lipid interim analysis of the same 197 patients. Patients treated with ACAPODENE® 80 mg had statistically significant lower levels of total cholesterol, LDL, and triglycerides, reduction in the ratio of total cholesterol to HDL, and higher levels of HDL, when compared to patients on placebo.
     A Data Safety Monitoring Board, or DSMB, meets every six months to review unblinded data from the ACAPODENE® 80 mg ADT and ACAPODENE® 20 mg PIN clinical trials. In January 2007 and July 2007, the DSMB reviewed safety data from approximately 2,900 and 3,000 patients, respectively, and recommended to continue both trials.
     The last patient completed the ADT clinical trial in November 2007. In February 2008, we announced that the Phase III clinical trial results for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT showed that ACAPODENE® 80 mg reduced new morphometric vertebral fractures and met other key endpoints of BMD, lipid profiles and gynecomastia. In the modified intent to treat analysis which included all patients with at least one evaluable study radiograph and a minimum of one dose of study drug or placebo, ACAPODENE® 80 mg demonstrated a 50% reduction in new morphometric vertebral fractures (p<0.05; 5% fracture rate in the placebo group). The estimated two year fracture rate for new morphometric vertebral fractures in the placebo group was 6.2%. In an intent to treat analysis which included all patients randomized into the trial, ACAPODENE® 80 mg demonstrated a 53% reduction in new morphometric vertebral fractures (p=0.034; 3.6% fracture rate in the placebo group). In prespecified subset analyses, in study patients who were greater than 80% treatment compliant, ACAPODENE® 80 mg reduced new morphometric vertebral fractures by 61% (p=0.017). When study patients who had greater than 7% bone loss at one year and new morphometric vertebral fractures were considered as treatment failures, ACAPODENE® 80 mg compared to placebo demonstrated a 56% reduction (p=0.003).
     Patients treated with ACAPODENE® 80 mg compared to placebo demonstrated statistically significant increases in BMD in the lumbar spine, hip, and femur skeletal sites (each site demonstrating p<0.0001). ACAPODENE® 80 mg treatment compared to placebo also resulted in a decrease in total cholesterol (p=0.011), LDL (p=0.018), and triglycerides (p<0.0001), and an increase in HDL (p=0.001). There were also statistically significant improvements in gynecomastia (p=0.003). In March 2008, we announced that in an analysis of hot flashes in a subset of patients in the Phase III ADT clinical trial experiencing six or more hot flashes per day at baseline and not being treated with megestrol acetate (Megace(R)), ACAPODENE® 80 mg treatment reduced the number of hot flashes by an average of 4.7 hot flashes per day compared to placebo patients who had a reduction of 1.6 hot flashes per day (p=0.03). The reduction of hot flashes in patients treated with ACAPODENE® 80 mg was durable for at least 12 months.
     ACAPODENE® 80 mg had a favorable safety profile and was well tolerated. Among the most common adverse events that occurred in over 2% of study subjects were joint pain (treated 7.3%, placebo 11.8%), dizziness (treated 6.3%, placebo 5.0%), back pain (treated 5.9%, placebo 5.2%), and extremity pain (treated 5.0%, placebo 4.4%). Venous thromboembolic events, or VTEs, which included both deep venous thrombosis and pulmonary embolism, were 17 (2.4%) in the ACAPODENE® 80 mg treated group and 7 (1.02%) in the placebo group. The risk for VTE’s was similar between the ACAPODENE® 80 mg treated group and the placebo group in the second year of treatment. The majority of VTEs occurred in men at high risk for a VTE including: age >80 years or history of VTE. In men without major risk factors for VTE, there were 3 (1.3%) VTE in the ACAPODENE® 80 mg treated group and 2 (1.0%) VTE in the placebo group.
     NDA Filing. We expect to file a NDA for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT with the FDA in 2008.
          ACAPODENE® 20 mg for the Prevention of Prostate Cancer in High Risk Men with High Grade PIN
     Scientific Overview. Patients who have an abnormal serum PSA test, a prostate cancer blood test that is commonly administered to men as part of physical examinations, or an abnormal digital rectal examination routinely undergo a prostate biopsy to determine whether they have prostate cancer. Precancerous prostate lesions known as high grade PIN, rather than prostate cancer, are detected in approximately 15% of the patients who undergo prostate biopsies. Over the last 17 years, scientific evidence has established that men who have high grade PIN are at high risk for developing prostate cancer. More than 40% of these men will progress to prostate cancer within three years. We believe that this strong correlation between high grade PIN and prostate cancer makes these men an appropriate population to treat to prevent prostate cancer. Currently, there is no approved treatment to prevent prostate cancer in men who are diagnosed with high grade PIN.
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
     Potential Market. In the United States, prostate cancer is one of the most commonly diagnosed cancers and the second leading cause of cancer-related deaths in men. There are approximately 186,000 new cases of prostate cancer diagnosed each year and 27,000 prostate cancer deaths annually in the United States. In addition, there are over 115,000 new cases of high grade PIN diagnosed each year, with an estimated 14 million men under the age of

80 who unknowingly harbor high grade PIN.
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
     We have entered into separate collaboration agreements with diagnostic companies, including Hybritech, Inc., a wholly owned subsidiary of Beckman Coulter, Inc., diaDexus, Inc., MacroArray Technologies, LLC, Onconome, Inc. (formerly known as Tessera, Inc.), and Gen-Probe, Inc., to provide clinical samples to these companies from our Phase IIb clinical trial and our ongoing Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN. Information resulting from these collaborations will be used to evaluate whether a commercial test using blood or urine may be effectively developed to detect high grade PIN and/or prostate cancer. By continuing to collaborate with leading diagnostic labs, we hope to have a urine or blood test developed to detect high grade PIN in the millions of American men who may unknowingly harbor high grade PIN and/or prostate cancer.
     Clinical Trials. In 2004, we completed a randomized, double blind, placebo controlled, dose finding Phase IIb clinical trial of ACAPODENE® in men diagnosed with high grade PIN to determine the efficacy and safety of a daily dose of ACAPODENE® for 12 months. The trial enrolled 514 men and was conducted at 64 clinical sites across the United States. The primary efficacy endpoint of this trial was incidence of prostate cancer at 12 months. Participants were randomized to receive a 20 mg, 40 mg or 60 mg dose of ACAPODENE® or placebo. A screening prostate biopsy was performed on each trial participant before enrollment into the trial, and eligibility was limited to participants who were diagnosed with high grade PIN and had no evidence of prostate cancer. A second biopsy was performed six months after enrollment in an effort to identify trial participants who had prostate cancer that was not detected by the initial biopsy. The intent to treat population consisted of all patients initially enrolled in the trial who returned for their six-month biopsy. We also analyzed trial results in a predefined subgroup of patients that excluded patients showing biopsy evidence of prostate cancer at six months and patients who did not complete the full course of therapy in the trial (completer’s analysis).
     We analyzed the results of this Phase IIb clinical trial on a stratified basis, in which we assessed the effect of individual clinical sites on the overall statistical analysis of the trial results, and on an unstratified basis, in which we did not assess such effect. In the stratified analysis of the per protocol population, which is the intent to treat population less two patients in the group that received 20 mg of ACAPODENE® who were deemed to be not compliant with the protocol, the cumulative, or overall, risk of prostate cancer was 24.4% in the group that received 20 mg of ACAPODENE® compared with 31.2% in the group that received placebo. The p-value for this result was less than 0.05. Thus, the cumulative risk of prostate cancer based on a stratified analysis of the per protocol population was 22.0% lower in the 20 mg treatment group, which would imply an annualized rate of prevention of cancers of 6.8 per 100 men treated. The p-value in the unstratified analysis of the per protocol population for the comparison between the group that received 20 mg of ACAPODENE® and the group that received placebo was 0.132. In the stratified analysis of the intent to treat population, the cumulative risk of prostate cancer was 24.9% in the group that received 20 mg of ACAPODENE® compared with 31.2% in the group that received placebo. The p-value for this result was 0.081, which was statistically significant under the protocol for this trial. Statistical significance under the protocol was defined as a p-value of 0.10 or less. The p-value in the unstratified analysis of the intent to treat population for the comparison between the group that received 20 mg of ACAPODENE® and the group that received placebo was 0.148.
     In a stratified analysis of the subgroup of patients who had no biopsy evidence of prostate cancer at their initial screening biopsy or their six-month biopsy and completed the full course of therapy in the trial, the cumulative risk of prostate cancer was 9.1% in the group that received 20 mg of ACAPODENE® compared with 17.4% in the group that received placebo, a 48.2% reduction. The p-value for this result was less than 0.05. For the 40 mg and 60 mg treatment arms, in the intent to treat population, the per protocol population and the predefined patient subgroup, the cumulative risk of cancer was lower than the placebo group, although these results were not statistically significant.
     The overall rates of drug-related adverse events and serious adverse events did not differ to a significant degree between any of the ACAPODENE® dose groups and placebo. The results of our pivotal Phase III clinical trial of ACAPODENE® 20 mg for this indication may not be the same as the results of this Phase IIb clinical trial.
     In January 2005, we initiated a randomized, double blind, placebo controlled pivotal Phase III clinical trial of orally administered ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. Approximately 130 clinical sites across the United States and Canada are participating in this trial. We have randomized a total of 1,590 patients into the trial, 330 patients above our enrollment goal of 1,260 patients. These additional patients are also participating in bone and ocular studies requested by the FDA under the SPA. We will evaluate efficacy endpoints for the clinical trial at 36 months after completion of enrollment, and we anticipate conducting a planned efficacy interim analysis after a certain number of cancer events have been recorded among study patients, which we currently expect to occur by the end of the first quarter of 2008. If the efficacy results from the planned interim analysis achieve the statistical outcome specified in the SPA (a ≤ 0.001), we plan to file a NDA with the FDA. If we are able to file a NDA based on the results of the efficacy interim analysis, we will continue to collect efficacy data and safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA. If the efficacy results from the planned interim analysis do not satisfy the specified statistical requirements in the SPA, we plan to continue the clinical trial.
     In January 2008, the DSMB reviewed safety data from approximately 1,500 patients participating in the trial and recommended to continue the Phase III clinical trial for the prevention of prostate cancer in high risk men with high grade PIN, which we believe suggests that there are no clinically significant trends of serious side effects related to ACAPODENE®.
OSTARINETM
     In our third clinical program, OstarineTM, a SARM, is being developed for the treatment of a variety of medical conditions relating to muscle wasting and/or bone loss. Testosterone and other anabolic steroids have been proven to beneficially treat involuntary muscle wasting in acute and chronic diseases caused by aging, burns and trauma, cancer, chronic kidney disease/end-stage renal disease, chronic obstructive pulmonary disease and other similar diseases. Testosterone and other anabolic steroids, however, may cause unwanted side effects, including stimulating prostate cancer growth in men and masculinization in women. OstarineTM is an oral nonsteroidal agent designed to have anabolic activity on muscle and bone without unwanted side effects on prostate and skin.
     In November 2007, we and Merck entered into a global strategic SARM collaboration. Under this collaboration we and Merck will work together to discover, develop and commercialize current, as well as future SARM compounds.
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
     Potential Market. There are approximately 1.3 million patients diagnosed with cancer each year in the United States. It has been estimated that cancer cachexia afflicts approximately 410,000 patients. Over 30 clinical trials of supplemental nutritional support alone have reported little or no benefit in counteracting cachexia in cancer patients receiving chemotherapy or radiation. There are no drugs that have been approved by the FDA for the treatment of cancer cachexia. Although there are two commercially available anabolic steroids being prescribed off-label for the treatment of cancer cachexia, chronic use of these drugs may result in liver toxicity. Also, Megace®, an appetite stimulant which has been used off-label for cancer patients, has not been shown to increase lean body mass in spite of increasing appetite.
     Clinical Trials. We have clinical data from two Phase I clinical trials and one Phase II clinical trial of OstarineTM. In our first Phase I clinical trial, a double blind, placebo controlled, single ascending dose study in 96 healthy male volunteers, OstarineTM was well tolerated and there were no drug-related serious adverse events. This clinical trial demonstrated that the half life of OstarineTM was approximately 24 hours.
     The second Phase I clinical trial was a double blind multiple ascending dose 14 day study to evaluate the safety, tolerability, pharmacokinetics, and specific pharmacodynamic characteristics of OstarineTM in 48 healthy male volunteers between 18 and 45 years of age and 23 elderly males with an average age of 68 years. Measurements included routine blood chemistry and hematology, sex hormones and gonadotropins, serum prostate specific antigen, metabolic markers of bone and muscle, cutaneous sebum analysis and DEXA scanning for body composition. Overall, clinical laboratory values and hormonal effects for the 71volunteers were consistent with anabolic activity. Comparisons of DEXA assessments from the beginning of the study to DEXA assessments after 14 days showed positive changes in body composition at clinically relevant doses; increases in lean body mass and decreases in fat mass were observed. OstarineTM did not appear to have unwanted side effects on the prostate (serum PSA) or the skin (sebum analysis). OstarineTM was well tolerated with no drug-related serious adverse events. However, Phase I clinical trials are not designed to show efficacy, and the results of future clinical trials may not be the same as these early observations.
     In May 2006, we initiated a Phase II proof of concept, double blind, randomized, dose finding placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. The trial was designed to evaluate OstarineTM treatment in building muscle, as well as to assess safety in both elderly men and postmenopausal women. Enrollment was completed in July 2006, and in December 2006, we reported the top line results. Without a prescribed diet or exercise regimen, all subjects treated with OstarineTM had dose dependent increases in the primary endpoint total lean body mass. Treatment with OstarineTM also resulted in a dose dependent improvement in functional performance, a secondary endpoint, measured by a stair climb test. OstarineTM had a favorable safety profile, with no serious adverse events reported. OstarineTM also exhibited tissue selectivity with beneficial effects on lean body mass and performance and with no apparent change in measurements of serum PSA, sebum production, or serum LH. We initiated a Phase II randomized, double blind, placebo controlled clinical trial evaluating Ostarine™ for the treatment of cancer cachexia in 150 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin’s lymphoma, or chronic lymphocytic leukemia. The clinical trial is being conducted at approximately 50 clinical sites in the United States, Argentina and Canada and we expect to receive data from this trial during the summer of 2008.
OstarineTM for the Treatment of Frailty or Sarcopenia
     Scientific Overview. Every year after age 30, people lose on average a half pound of muscle and gain a pound of fat. A typical man may lose 35% of muscle between the ages of 30 and 90 years of age. A contributing factor to muscle loss in men is that testosterone levels decrease by 1% every year after the age of 30 years. Muscle plays several important roles: muscle provides strength and endurance, supports the skeletal system, plays an important role in metabolism, and helps protect the body by providing protein for the immune system. During an illness or trauma to the body, the energy demands of the body increase, and the body breaks down muscle to get protein to fuel the body’s needs, to repair damaged organs, and to replenish immune system cells. As people lose muscle, they become fatigued more easily, making it more difficult for them to rehabilitate and recover. Loss of muscle can cause frailty, loss of independence and can worsen other conditions of aging such as osteoarthritis and osteoporosis. People who are fatigued may become more sedentary, which can lead to a reduction in their quality of life. Loss of muscle and bone with age is sometimes referred to as frailty whereas loss of bone only is referred to as osteoporosis. A 2001 study among more than 5,000 elderly adults found that over a three-year period the death rate among the frail elderly was 18%, versus a 3% mortality rate in the non-frail elderly. The frail were also far more likely to experience falls, hospitalizations and loss of independence.
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
GTx-838
     GTx-838 is another of our SARMs that is currently in preclinical development for the treatment of a variety of medical conditions relating to muscle wasting and/or bone loss. We and Merck, through our SARM collaboration, will determine the clinical development strategy of GTx-838 and other collaboration SARMs.
GTx-758 for the Treatment of Advanced Prostate Cancer
     GTx-758 is an oral LH inhibitor that is currently in preclinical development for the treatment of advanced prostate cancer. In preclinical models, GTx-758 induced androgen deprivation and we believe GTx-758 can minimize certain unwanted side effects. We are planning to initiate Phase I clinical testing for GTx-758 by the end of 2008.
GTx-878 for the Treatment of BPH
     GTx-878 is an estrogen receptor beta agonist that is currently in preclinical development for the treatment of BPH. In preclinical models, GTx-878 has demonstrated three activities that may be beneficial to treat BPH. We believe that GTx-878 has the potential to inhibit prostate growth, relax prostate smooth muscle tone, and reduce inflammation. We are planning to initiate Phase I clinical trials for GTx-878 in the first half of 2009.
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
     We believe that our drug discovery expertise will allow us to sustain our clinical pipeline through the design and development of nonsteroidal small molecule drugs that selectively modulate hormone receptors. Our in-house medicinal chemists and scientists provide us with significant discovery and development expertise. Using our capabilities in hormone receptor biology and medicinal chemistry, we are able to target many hormone receptors and generate compounds that are designed to address the shortcomings of natural hormone therapies.
     We design and synthesize new compounds based on computer, or in silico, models and crystal structures of a hormone receptor’s binding sites. We continually modify and improve these models to reflect our study of the activity of new compounds in the laboratory, in which we determine the link between chemical structures and biological activity, or structure-activity relationships.
     We also have significant medicinal scale-up and high throughput capabilities, which facilitate our rapid synthesis and evaluation of new compounds. Throughout our discovery process, we build diversity into our chemistry structures in order to improve our likelihood of success in developing novel compounds that have the potential to treat multiple indications. Through this approach, we have generated clinical product candidates for the androgen receptor such as OstarineTM, a nuclear hormone receptor modulator. We also have conducted research and development efforts focused on other SERM and SARM compounds, other hormone receptor modulator compounds and anticancer agents.
Our Strategy
     Our objective is to discover, develop and commercialize small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. Key elements of our strategy to achieve this objective are to:
     Obtain Regulatory Approval of ACAPODENE®. We have completed our Phase III clinical trial of ACAPODENE® to treat multiple side effects of ADT, which was conducted under a SPA, and expect to file a NDA with the FDA in 2008. In addition, we are conducting our Phase III clinical trial of ACAPODENE® for the prevention of prostate cancer in high risk men with high grade PIN under a SPA from the FDA. We are focused on obtaining regulatory approval and preparing for the potential commercial launch of ACAPODENE® for these two distinct indications in men’s health.
     To Commercialize ACAPODENE® in the United States and Establish Sales and Marketing Infrastructure. We have commercial rights to ACAPODENE® in the United States. We believe that we can effectively market ACAPODENE® to the target physician audience of urologists and medical oncologists in the United States through a specialty sales force that we plan to build.
     Partner Commercial Rights to ACAPODENE® in Europe, Asia and the Rest of the World. In September 2006, we licensed to Ipsen exclusive rights in the European Territory to develop and commercialize ACAPODENE® and other products containing toremifene for all indications which we have licensed from Orion. We are currently pursuing a similar partnership for ACAPODENE® in Asia and other markets outside of the United States and Europe. We and Ipsen also intend to apply for market exclusivity and regulatory extensions of patent life under applicable European and U.S. laws, as appropriate, to protect our exclusive rights in ACAPODENE® for the indications that we are currently testing in clinical trials.
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
     Pursue Clinical Development of SARMs with Merck. In December 2007, we and Merck formed a global strategic collaboration for the discovery, development and commercialization of SARMs. We and Merck have pooled our programs and compounds and intend to work together to discover, develop and commercialize current, as well as future SARMs.
     Build Upon Our Other Drug Discovery Capabilities to Sustain Our Small Molecule Product Candidate Pipeline to Selectively Target Hormone Pathways. While our clinical development efforts to date have focused on SERM and SARM technologies, we have the capability to discover and develop additional drug candidates that target other hormone receptors. We intend to develop new molecules to treat diseases that affect large numbers of patients and are underserved by available alternatives. We have selected two new molecules, GTx-758 and GTx-878, for human clinical testing. We anticipate initiating Phase I clinical testing for GTx-758, an oral LH inhibitor for advanced prostate cancer, by the end of 2008. We anticipate initiating Phase I clinical testing for GTx-878, an estrogen receptor beta agonist for BPH, in the first half of 2009.
Licenses and Collaborative Relationships
     In addition to our internally-developed and discovered small molecules, we have established and intend to continue to pursue licenses from and collaborative relationships with pharmaceutical companies and academic institutions to further the development and commercialization of our small molecule product candidates.
Merck & Co., Inc.
     On November 5, 2007, we and Merck entered into an exclusive license and collaboration agreement governing our and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by us and Merck and those yet to be discovered, for all potential indications of interest. Our agreement with Merck became effective in December 2007.
     Under the agreement, we granted to Merck an exclusive worldwide license under our SARM-related patents and know-how. We will conduct preclinical research of SARM compounds and products, and Merck will be primarily responsible for conducting and funding development and commercialization of products developed under the agreement. We received an upfront licensing fee of $40.0 million in January 2008, and Merck has agreed to pay us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement, subject to the collaboration not being terminated for cause and not occurring certain change of control events involving us during this three-year period. We are also eligible to receive under up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the agreement. Merck has also agreed to pay us tiered royalties on net sales of products that may be developed under the agreement. We are responsible for any payments owed to the University of Tennessee Research Foundation, or UTRF, resulting from the collaboration with Merck. On the date the agreement became effective in December 2007, we issued Merck 1,285,347 newly-issued shares of our common stock for an aggregate purchase price of approximately $30.0 million.
     Unless terminated earlier, the collaboration agreement with Merck will remain in effect in each country of sale at least until the expiration of all valid claims of the licensed patents in such country. However, Merck may terminate the agreement at its election at any time after a specified period of time and either party may terminate the agreement at any time for the other party’s uncured material breach or bankruptcy. Under certain conditions, Merck will continue to owe royalties on certain products after it terminates the agreement without cause.
Ipsen Group
     In September 2006, we entered into a collaboration and license agreement with Ipsen pursuant to which we granted Ipsen exclusive rights in the European Territory to develop and commercialize ACAPODENE® and other products containing toremifene in all indications that we have licensed from Orion, which include indications for all diseases or indications in humans except the treatment and prevention of breast cancer. In the agreement, both parties have agreed that neither party will seek to commercialize, promote, market or sell certain products within the European Territory for an agreed upon period of time subsequent to the time of the first commercial launch of ACAPODENE® within the European Territory. We and Ipsen have also granted to each other a right of first negotiation with respect to the development, marketing, sale and distribution of any new SERM-based products for the field of the prevention and treatment of prostate cancer or related side effects, or any other indication the parties may agree on. In accordance with the terms of the agreement, Ipsen agreed to pay us €23.0 million as a license fee and expense reimbursement, of which €1.5 million is to be paid in equal installments over a three year period from the date of the agreement. In October 2006, we received €21.5 million (approximately $27.1 million) from Ipsen as initial payment for the license fee and expense reimbursement. In September 2007, we received €500,000 (approximately $688,000) from Ipsen as the first annual installment payment. Pursuant to the agreement, we are also entitled to receive from Ipsen up to an aggregate of €39.0 million in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay for all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and ADT indication. We will remain similarly responsible for all development and regulatory activities outside of the European Territory. However, Ipsen has agreed to pay a portion of our ACAPODENE® development costs in the United States if certain conditions are met. Under the agreement, Ipsen must elect to retain its rights to commercialize ACAPODENE® and other products containing toremifene for the high grade PIN indication. Until such time as Ipsen shall make its election, however, it is required to initiate and carry out the development of ACAPODENE® for the high grade PIN indication in the European Territory and to pay all costs associated therewith. Depending on when Ipsen exercises this election, Ipsen may be required to pay an additional license fee as well as a premium on its share of the development and clinical trial expenses incurred by us in the United States since January 1, 2006, on account of ACAPODENE® for high grade PIN. If Ipsen does not exercise its election within a certain period, Ipsen will not be obligated to pay us for a portion of the development and clinical trial expenses incurred by us in the United States since January 1, 2006, on account of ACAPODENE® for the high grade PIN indication, and we may elect to terminate Ipsen’s rights to commercialize toremifene-based products for this indication, in which event all of Ipsen’s rights to ACAPODENE® for the high grade PIN indication (including all associated clinical trial data and regulatory filings and approvals) will revert to us. Ipsen has agreed to pay us a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene (including ACAPODENE®) in the mid-teens, which could reach the mid-twenties based on certain sales price thresholds being met, and which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. We are responsible for paying upstream royalties on ACAPODENE® to both Orion and UTRF for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
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
University of Tennessee Research Foundation
     In July 2007, we and UTRF entered into a consolidated, amended and restated license agreement to consolidate and replace our two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to this agreement, we were granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Unless terminated earlier, the term of this agreement will continue for the longer of 20 years or until the expiration of the last valid claim of any licensed patent in the particular country in which a licensed product is being sold. UTRF may terminate the agreement for our uncured breach or upon our bankruptcy.
     In September 2007, we and UTRF entered into an Amended and Restated License Agreement to replace our previously existing exclusive worldwide license agreement for ACAPODENE®. Pursuant to this agreement, we were granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including ACAPODENE® for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee. Unless terminated earlier, the term of this agreement will continue in a particular country for the longer of 20 years from the effective date of our previously existing exclusive worldwide license agreement with UTRF for ACAPODENE® or until the expiration of the last valid claim of any licensed patent in such country. UTRF may terminate the agreement for our uncured breach or upon our bankruptcy.
     Under the agreements with UTRF, we agreed to pay to UTRF a one-time, upfront fee of $290,000 per agreement as consideration for entering into the agreements. We are also obligated to pay UTRF annual license maintenance fees and royalties on sublicense revenues and net sales of products. We also agreed to pay all expenses to file, prosecute and maintain the patents relating to the licensed SARM and SERM technologies, and are obligated to use commercially reasonable efforts to develop and commercialize products based on the licensed SARM and SERM technologies.
Ortho Biotech
     In March 2004, we entered into a joint collaboration and license agreement with Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, for andarine, one of our proprietary SARM compounds, and specified backup SARM compounds. Under the terms of the agreement, we received in April 2004 an upfront licensing fee and expense reimbursement totaling $6.7 million. The upfront licensing fee and expense reimbursement were deferred and amortized into revenue on a straight-line basis over the estimated five year andarine development period. In December 2006, we reacquired full rights to develop and commercialize andarine and all backup compounds previously licensed to Ortho Biotech, and the joint collaboration and license agreement was terminated by mutual agreement of the parties. In connection with the termination of the Ortho Biotech agreement, we recognized the associated $3.1 million balance of deferred revenue as additional collaboration revenue.
Manufacturing
     We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of FARESTON®, ACAPODENE® or any of our SARMs. We currently rely and expect to continue to rely on third parties for the manufacture of our product candidates or products that we may develop.
     We have agreed to purchase from Orion our worldwide requirements for toremifene citrate, the active pharmaceutical ingredient in ACAPODENE® and FARESTON® under an exclusive license and supply agreement providing for Orion to supply our requirements for clinical and commercial product. Orion has agreed to supply us with, and we have agreed to purchase from Orion, our worldwide requirements of toremifene citrate in specified doses in finished tablet form at specified transfer prices. Similarly, Ipsen has agreed to purchase from Orion, ACAPODENE® tablets for clinical testing and commercial sale in the European Territory under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of ACAPODENE®. Orion’s manufacturing facility also produces commercial quantities of toremifene tablets for FARESTON® and complies with the FDA’s current Good Manufacturing Practice regulations. The raw materials necessary to manufacture toremifene citrate tablets are readily available, but Orion is our only supplier of toremifene tablets. Our license and supply agreement with Orion does not provide us with the current right to manufacture toremifene. In addition, under the terms of our agreement with Orion, we have agreed to purchase our requirements for toremifene tables from Orion during the term of the agreement, which extends for the life of our patent rights, beyond the term of Orion’s patents with respect to the composition of matter of toremifene.
     Orion may terminate its obligation to supply us and Ipsen with toremifene if Orion permanently ceases the manufacture of toremifene subject to giving us and Ipsen proper notice or Orion may terminate its obligation to supply us with toremifene if marketing approval for ACAPODENE® for use in any of the licensed fields, except breast cancer, is not granted in the United States prior to December 31, 2009. There are a number of circumstances in which Orion is required to grant manufacturing rights to us and Ipsen, including following termination of its supply obligation as set forth above, failure by Orion to supply product to us for 90 days or to supply product in dosages or formulations other than the dosages and formulations specified in the agreement or termination of the agreement by us following a breach by Orion. Also, under certain circumstances, if additional manufacturing capacity is needed to supply our increasing need for product, we have the right at certain sales levels to require Orion to qualify an additional manufacturing site at our expense. Under these circumstances, we and Ipsen would need to make arrangements for an alternative supply which would still have to be made with a qualified alternative supplier with the appropriate FDA approval in order for us to obtain our supply requirements for ACAPODENE®. However, in the event that Orion terminates the license agreement as a result of our bankruptcy or a material breach of the agreement by us that is not cured, we would not have the right to manufacture toremifene for ACAPODENE® until Orion’s patents with respect to the composition of matter of toremifene expire in the United States. Although Orion’s composition of matter patents within the European Territory have expired, and as such, would not prevent Ipsen from manufacturing ACAPODENE® within the European Territory, there is no obligation on the part of Orion to transfer its manufacturing technology to Ipsen or to assist Ipsen in developing manufacturing capabilities to meet Ipsen’s supply needs if Ipsen is in material breach of its supply agreement with Orion. We and Ipsen have agreed to collaborate with each other in the event either of our supply rights are terminated by Orion for any reason.
     There are no complicated chemistries or unusual equipment required in the manufacturing process for our SARMs. The active ingredient in OstarineTM and our other SARMs is manufactured using a four-step synthetic process that uses commercially available starting materials and raw materials for each step. We have contracted with third party vendors for the manufacture of OstarineTM drug substance and the supply of OstarineTM drug product for our Phase II clinical trial for the treatment of muscle wasting in cancer patients, known as cancer cachexia. However, Merck has assumed primary manufacturing responsibility for OstarineTM and other SARM products developed under our license and collaboration agreement with Merck.

Competition
     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions.
     Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize similar products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or our collaborators may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.
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
ACAPODENE® 80 mg for the Treatment of Multiple Serious Side Effects of ADT
     Currently, there are no products that have been approved by the FDA to treat multiple serious side effects of ADT. We are aware of a number of drugs that are marketed or prescribed off-label for the treatment of single side effects. For example, Evista® (raloxifene hydrochloride), a SERM marketed by Eli Lilly, Fosamax® (alendronate sodium), a bisphosphonate marketed by Merck, Zometa® (zoledronic acid) a bisphosphonate marketed by Novartis, and Actonel® (risendronate sodium), a bisphosphonate marketed by Sanofi-Aventis and Procter & Gamble, are each prescribed for the treatment of osteoporosis. Amgen has an investigational drug, denosumab, in Phase III clinical trials for the treatment of osteoporosis in men undergoing ADT. Effexor® (venlafaxine hydrochloride), marketed by Wyeth Pharmaceuticals, Catapres® (clonidine hydrochloride), marketed by Boehringer Ingelheim, and Megace® (megesterol acetate), marketed by Bristol Myers Squibb, are prescribed off-label to treat hot flashes caused by ADT. External beam radiation and tamoxifen are both used to treat gynecomastia. There can be significant side effects associated with the use of these drugs and radiation treatment. Most patients would need to take several different drugs and potentially receive radiation treatments to treat multiple serious side effects of ADT. In contrast, we believe that ACAPODENE® 80 mg as a single product candidate has the potential to treat multiple serious side effects.
SARMs for the Treatment of Cancer Cachexia and Frailty, or Sarcopenia
     There are currently no drugs that have been approved by the FDA for the treatment of cancer cachexia. Although there are two commercially available drugs, nandrolone and oxandrolone, that are being prescribed off-label for the treatment of some types of cancer cachexia, chronic use of these drugs may result in bleeding liver cysts and liver cell tumors. Nandrolone is an oral steroid that is available from Steris Laboratories, a subsidiary of Watson Pharmaceuticals. Oxandrin® (oxandrolone) is indicated as an adjunctive therapy to promote weight gain after weight loss following extensive surgery, chronic infections and severe trauma and in some patients who without pathophysiologic reasons fail to maintain normal weight but has also been prescribed off-label for cancer cachexia. Oxandrin® was marketed by Savient Pharmaceuticals and generated approximately $60 million in annual sales. Savient has discontinued production of Oxandrin® following the introduction of an authorized generic. Oxandrin® has a black box warning for liver toxicity and has warnings and precautions related to increasing the risk for prostate cancer and virilization in women.
     Testosterone products have been used off-label to treat andropause and muscle wasting. Owing to its potentially unwanted effects in the prostate, and possible inconvenient dosing, we believe that testosterone products have had a limited impact on the market for muscle wasting. TAP Pharmaceuticals and Ligand Pharmaceuticals have announced a collaboration to develop a SARM and have been conducting Phase I clinical studies. Other pharmaceutical companies are also developing SARMs. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. Megace® (megesterol acetate) and Marinol® (dronasinol) are appetite stimulants approved for AIDS patients which are used off-label for cancer cachexia. Neither Megace® nor Marinol® increase muscle and neither have been shown to improve physical function.
FARESTON® for the Treatment of Breast Cancer
     There are a number of drugs that have been approved by the FDA for the treatment of breast cancer.  Tamoxifen, which is marketed by AstraZeneca and several generic manufacturers, has been approved by the FDA for the treatment of advanced breast cancer and the reduction of breast cancer in women at high risk for developing the disease.   The aromatase inhibitors, or AIs, such as anastrozole, letrozole and exemestane, are used to treat breast cancer in postmenopausal women.  The AIs are growing at the expense of SERMs due to clinical trials such as the clinical trial entitled “Arimidex and Tamoxifen: Alone or in Combination” which has shown efficacy and tolerability advantages for AIs compared to tamoxifen.
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
     If Ostarine™ or another of the SARMs under development by us and Merck is approved by the FDA, Merck will commercialize the drug and we will have the opportunity to participate in commercialization through medical affairs and potentially also through copromotion.
Intellectual Property
     We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.
     For ACAPODENE® in the United States and internationally, we have entered into an amended and restated license and supply agreement with Orion Corporation granting us an exclusive license under Orion’s patents covering the composition of matter of toremifene, the active pharmaceutical ingredient in ACAPODENE®, for all uses in humans in the United States, and for all human uses outside the United States other than to treat breast cancer. The patent for toremifene will expire in the United States in 2009 and will expire in Australia, Italy, Sweden and Switzerland in 2008. This patent has already expired in other European countries and in Japan and is likely to expire in countries outside the United States before we commercialize ACAPODENE®. As a result, outside of the United States and in the United States after 2009, we will need to rely primarily on the protection afforded by the method of use patents that either have been already issued or other patents that may later be issued in respect of our owned and/or licensed patent applications relating to the use of ACAPODENE® for the relevant indications we seek.

     We have licensed from UTRF method of use patents for specific disease indications and doses in the United States and issued and pending patent applications internationally related to the use of ACAPODENE® 20 mg for the reduction in the incidence of prostate cancer in high risk men with high grade PIN. The method of use patents issued in the United States related to the use of ACAPODENE® for this indication will begin expiring in 2019.
     We have our own pending method of use patent applications in the United States and internationally related to the use of ACAPODENE® 80 mg for the treatment of osteoporosis, gynecomastia and hot flashes as multiple serious side effects of ADT in men with prostate cancer. A method of use patent related to the use of ACAPODENE® for the treatment of ADT-induced osteoporosis and bone fractures in men with prostate cancer is issued in the United States and will expire in 2023.
     In all countries in which we hold or have licensed rights to patents or patent applications related to ACAPODENE®, the composition of matter patents for toremifene, the active pharmaceutical ingredient of ACAPODENE®, will expire before the method of use patents. Furthermore, with respect to the method of use of ACAPODENE® 80 mg for the treatment of osteoporosis, hot flashes and gynecomastia as multiple serious side effects of ADT in men with prostate cancer worldwide and the method of use of ACAPODENE® 20 mg for the reduction in the incidence of prostate cancer in high risk men with high grade PIN outside the United States, we have some patents issued and many more pending patent applications. Method of use patents for compounds where the composition of matter patents have expired carry the risk of individual physician prescribed off-label use of the subject compounds.
     In the event that patents issued in respect of our pending method of use patent applications, after the expiration of the patent covering the composition of matter of toremifene in a particular country, competitors could market and sell generic versions of toremifene at doses and in formulations that are bioequivalent to FARESTON® (toremifene citrate 60 mg) for uses other than the indications for ACAPODENE® covered by these pending method of use patent applications, and individual physicians would be permitted to prescribe generic versions of toremifene for indications that are protected by our or our licensors’ method of use patents and pending patent applications. Assuming ACAPODENE® receives appropriate marketing approval, after the expiration of the patent covering the composition of matter of toremifene in a particular country, if patents do not issue in respect of our pending method of use patent applications related to the use of ACAPODENE® 80 mg for the treatment of osteoporosis, hot flashes and gynecomastia as multiple serious side effects of ADT in men with prostate cancer worldwide and the method of use of ACAPODENE® 20 mg for the reduction in the incidence of prostate cancer in high risk men with high grade PIN outside the United States, competitors could market and sell generic versions of toremifene at doses and in formulations that are bioequivalent to FARESTON® (toremifene citrate 60 mg) tablets for these indications.
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
     For OstarineTM and our other SARMs, including GTx-838, we have an exclusive license from the UTRF under its issued patents and pending patent applications in the United States and internationally covering the composition of matter of the active pharmaceutical ingredient in these product indications, pharmaceutical compositions and formulations and methods of synthesizing the active pharmaceutical ingredients. We also have licensed pending patent applications in the United States and internationally related to methods for building muscle mass and bone in patients and treating frailty, osteoporosis, cancer cachexia and other wasting diseases using OstarineTM and other SARMs. As part of our collaboration with Merck, we have granted an exclusive license to Merck for these issued patents and pending patent applications that we have licensed from UTRF.
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
     To secure FDA approval, an applicant must submit extensive preclinical and clinical data, as well as information about product manufacturing processes and facilities and other supporting information to the FDA for each indication to establish a product candidate’s safety and efficacy. The development and approval process takes many years, requires the expenditure of substantial resources and may be subject to delays or limitations of approval or rejection of an applicant’s new drug application. Even if the FDA approves a product, the approval is subject to post-marketing surveillance, adverse drug experience and other recordkeeping and reporting obligations, and may involve ongoing requirements for post-marketing studies. The FDA also recently obtained authority to place conditions on any approvals that could restrict the commercial applications, advertising, promotion or distribution of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.
Preclinical and Clinical Testing
     Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the biological activity and safety of the product. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing. The FDA, under its Good Laboratory Practices regulations, regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. When the preclinical testing is considered adequate by the sponsor to demonstrate the safety and scientific rationale for initial human studies, the results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an Investigational New Drug application, or IND. The IND becomes effective, if not rejected by the FDA, within 30 days after the FDA receives the IND. The FDA may, either during the 30-day period after filing of an IND or at any future time, impose a clinical hold on proposed or ongoing clinical trials on various grounds, including that the study subjects are or would be exposed to an unreasonable and significant health risk. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.
     Clinical trials involve the administration of the investigational product candidates to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Investigational Review Board, or IRB, and with patient informed consent. The IRB typically considers, among other things, ethical factors and the safety of human subjects.
     Clinical trials are conducted in three sequential phases, but the phases may overlap. Phase I clinical trials usually involve healthy human subjects. The goal of a Phase I clinical trial is to establish initial data about the safety, tolerability and pharmacokinetic properties of the product candidates in humans. In Phase II clinical trials, controlled studies are conducted on an expanded population of patients with the targeted disease. The primary purpose of these tests is to evaluate the effectiveness of the drug candidate on the patients to determine if there are any side effects or other risks associated with the drug and to determine the optimal dose of the drug from the safety and efficacy profile developed from the clinical study. Phase III trials involve even larger patient populations, often with several hundred or even several thousand patients, depending on the use for which the drug is being studied. Phase III trials are intended to establish the overall risk-benefit ratio of the drug and provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug candidate.
Product Formulation and Manufacture
     Concurrent with clinical trials and preclinical studies, companies must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product. In addition, manufacturers, including contract manufacturers, are required to comply with current applicable FDA Good Manufacturing Practice regulations. The current Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.
     Compliance with current Good Manufacturing Practice regulations also is a condition of new drug application approval. The FDA must approve manufacturing facilities before they can be used in the commercial manufacture of drug products. In addition, manufacturing establishments are subject to pre-approval inspections and unannounced periodic inspections.
New Drug Application Process
     After the completion of the clinical trial phases of development, if the sponsor concludes that there is substantial evidence that the drug candidate is safe and effective for its intended use, the sponsor may submit a NDA to the FDA. The application must contain all of the information on the drug candidate gathered to that date, including data from the clinical trials, and be accompanied by a user fee.
     Under the Prescription Drug User Fee Act, or PDUFA, submission of a NDA with clinical data requires payment of a fee, with some exceptions. In return, the FDA assigns a goal of six or ten months from filing of the application to return of a first “complete response,” in which the FDA may approve the product or request additional information. There can be no assurance that an application will be approved within the performance goal timeframe established under PDUFA. The FDA initially determines whether a NDA as submitted is acceptable for filing. The FDA may refuse to file an application, in which case the FDA retains one-half of the user fees. If the submission is accepted for filing, the FDA begins an in-depth review of the application. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee.
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
     In accordance with newly-gained authority pursuant to the Food and Drug Administration Amendments Act of 2007, the FDA may impose risk evaluation mitigation strategies, or REMs, on a product if the FDA believes there is a reason to monitor the safety of the drug in the marketplace. REMs are a new tool for the FDA, and it is unclear how the agency will implement this enforcement authority. However, REMs could add training requirements for healthcare professionals, safety communications efforts, and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMs activities and adjust them if need be. The financial impact of REMs are uncertain at this time.
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
Drug Price Competition and Patent Term Restoration Act of 1984
     Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, a portion of a product’s patent term that was lost during clinical development and application review by the FDA may be restored. The Hatch-Waxman Act also provides for a statutory protection, known as exclusivity, against the FDA’s acceptance or approval of certain competitor applications. The Hatch-Waxman Act also provides the legal basis for the approval of abbreviated new drug applications, or ANDAs.
     Patent term extension can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and the approval of that application. Patent term extensions, however, are subject to a maximum extension of five years, and the patent term extension cannot extend the remaining term of a patent beyond a total of 14 years. The application for patent term extension is subject to approval by the United States Patent and Trademark Office in conjunction with the FDA. It generally takes at least six months to obtain approval of the application for patent term extension.
     The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active entity, then the Hatch-Waxman Act prohibits an ANDA or a NDA submitted pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetics Act, where the applicant does not own or have a legal right of reference to all of the data required for approval to be submitted by another company for a generic version of such drug (505(b)(2) NDA), with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an ANDA or 505(b)(2) NDA, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use. In order to obtain a NDA, however, a competitor would be required to conduct its own clinical trials.
     If NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA but the NDA is for a drug that includes an innovation over the previously approved drug, for example, a NDA approval for a new indication or formulation of the drug with the same active ingredient, and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations, other than bioavailability studies, then the Hatch-Waxman Act prohibits the FDA from making effective the approval of an ANDA or 505(b)(2) NDA for a generic version of such drug for a period of three years from the date of the NDA approval. This three year exclusivity, however, only covers the innovation associated with the NDA to which it attaches. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving ANDAs or 505(b)(2) NDAs for drugs containing the same active ingredient but without the new innovation.
     While the Hatch-Waxman Act provides certain patent restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical studies demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and product data. The Hatch-Waxman Act also instituted a third type of drug application that requires the same information as a NDA, including full reports of clinical and preclinical studies, except that some of the information from the reports required for marketing approval comes from studies which the applicant does not own or have a legal right of reference. This type of application, a 505(b)(2) NDA, permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.
     Finally, the Hatch-Waxman Act requires, in some circumstances, an applicant submitting an ANDA or 505(b)(2) NDA to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant’s opinion that the patent is not valid or will not be infringed. Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain a 30-month stay against the company seeking to reference the NDA. The NDA holder could still file a patent suit after the 45 days, but if they miss the 45-day deadline, they would not have the benefit of the 30-month stay. Alternatively, after this 45-day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. Depending on the circumstances, however, the applicant may not be able to demonstrate a controversy sufficient to confer jurisdiction on the court. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch-Waxman Act provides a 30-month stay on the approval of the competitor’s ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the competitor or the challenged patent expires during the 30-month period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application. Under regulations recently issued by the FDA, and essentially codified under the recent Medicare prescription drug legislation, the patent owner and the NDA holder have the opportunity to trigger only a single 30-month stay per ANDA or 505(b)(2) NDA. Once the applicant of the ANDA or 505(b)(2) NDA has notified the patent owner and the NDA holder of the infringement, the applicant cannot be subjected to another 30-month stay, even if the applicant becomes aware of additional patents that may be infringed by its product.
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

Research and Development
     Since our inception, we have been focused on drug discovery, preclinical development and clinical development programs. Our research and development expenses were $38.5 million for the year ended December 31, 2007, $33.9 million for the year ended December 31, 2006 and $30.9 million for the year ended December 31, 2005.
Employees
     As of December 31, 2007, we had 111 employees, 30 of whom were M.D.s and/or Ph.D.s. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.
Available Information
     We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is http://www.gtxinc.com. Please note that these website addresses are provided as inactive textual references only. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Executive Officers of the Registrant
     The following table sets forth information about our executive officers as of February 29, 2008.

Name	Age	Position(s)
Mitchell S. Steiner, M.D., F.A.C.S	47	Chief Executive Officer and Vice Chairman of the Board of Directors
Marc S. Hanover	45	President, Chief Operating Officer and Director
Ronald A. Morton, Jr., M.D., F.A.C.S	49	Vice President, Chief Medical Officer
Henry P. Doggrell	59	Vice President, General Counsel and Secretary
Mark E. Mosteller	45	Vice President, Chief Financial Officer and Treasurer
K. Gary Barnette, Ph.D	40	Vice President, Clinical Research and Development Strategy
James T. Dalton, Ph.D	45	Vice President, Preclinical Research and Development
Gregory A. Deener	46	Vice President, Sales and Marketing, Product Commercialization
Jeffrey G. Hesselberg	49	Vice President, Regulatory Affairs
Christopher K. West	41	Vice President, Sales
     Mitchell S. Steiner, M.D., F.A.C.S., a co-founder of GTx, has served as our Chief Executive Officer and Vice Chairman of our Board of Directors since our inception in September 1997. From 1995 to 2003, Dr. Steiner held numerous academic appointments, including Chairman and Professor of Urology, Director of Urologic Oncology and Research and the Chair of Excellence in Urologic Oncology at the University of Tennessee. Since 2003, Dr.

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
     Ronald A. Morton, Jr., M.D., F.A.C.S., was appointed Vice President and Chief Medical Officer in April 2007. He joined GTx from the University of Medicine & Dentistry of New Jersey Robert Wood Johnson Medical School, where he served as Professor of Surgery, Chief of Urology and Director of Urologic Oncology for the Cancer Institute of New Jersey from January 2004 until April 2007. Dr. Morton also held the Conzen Chair for Clinical Research and was the Director of the New Jersey Center for Clinical and Translational Sciences. Prior to joining Robert Wood Johnson Medical School in 2004, Dr. Morton held a dual faculty appointment at the Baylor College of Medicine in the Scott Department of Urology and in the Department of Molecular and Cell Biology (May 1994 to December 2003), was Clinical Director of the Baylor Adult Urology Program (July 2000 to December 2003), Chief of Urology at the Houston Veterans Administration Medical Center (January 1999 to December 2003), and Director of the Baylor Prostate Cancer Center Research Laboratories (July 1996 to December 2003). He received his bachelor and medical degrees from the Johns Hopkins University and completed his urology training and postdoctoral fellowship and was an AFUD Scholar at the Johns Hopkins Brady Urological Institute.
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
     Mark E. Mosteller has served as our Chief Financial Officer since August 2001 and was appointed Vice President and Treasurer on January 20, 2005. From April 1997 to August 2001, Mr. Mosteller was an Executive Vice President of Union Planters Bank National Association, a subsidiary of Union Planters Corporation, a bank holding company, and Chief Operating Officer of Union Planters Mortgage, the mortgage division of Union Planters Bank National Association. From 1994 to 1997, Mr. Mosteller was the Chief Financial Officer of Boatmen’s National Mortgage, Inc., the mortgage subsidiary of Boatmen’s Bancshares, Inc. From 1984 to 1994, Mr. Mosteller was employed as an audit senior manager with Ernst & Young LLP. Mr. Mosteller is a Certified Public Accountant and holds a B.S. in Accounting from the University of Tennessee.
     K. Gary Barnette, Ph.D., was appointed Vice President, Clinical Research and Development Strategy in November 2005, and prior to that he served as Vice President, Clinical Research and Development since January 20, 2005. He also served as our Director of Regulatory Affairs from December 2001 until April 2007. From May 1998 to December 2001, Dr. Barnette was Assistant Director and then Director, Regulatory Affairs at Solvay Pharmaceuticals, Inc., a specialty pharmaceutical company. From March 1995 to May 1998, Dr. Barnette was a Clinical Pharmacology and Biopharmaceutics Reviewer at the FDA, where he reviewed in the Divisions of Reproductive and Urologic Drug Products, Metabolic and Endocrine Drug Products and Gastrointestinal and Coagulation Drug Products. Dr. Barnette holds a B.S. in Biology from Salem College, and a Ph.D. in Basic Pharmaceutical Sciences from West Virginia University.
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
     Gregory A. Deener was appointed Vice President, Sales and Marketing, Product Commercialization on January 20, 2005, and prior to that he served as our Director of Marketing and Sales since February 2004. Mr. Deener has over 20 years of experience in Marketing and Sales and has launched a urology medicine within the U.S. From 1996 to December 2003, Mr. Deener served as a Marketing Director for GlaxoSmithKline in various roles within the U.S. and Europe. Most recently Mr. Deener was responsible for the launch of Avodart, a urology medicine for BPH. From 1983 to 1996, Mr. Deener worked for Procter & Gamble in Brand Management and Sales. Mr. Deener holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill.
     Jeffrey G. Hesselberg was appointed Vice President, Regulatory Affairs in April 2007, and has over 19 years of experience in the biopharmaceutical industry, including 13 years of regulatory affairs drug development experience. From 1996 to April 2007, Mr. Hesselberg served as Manager, Associate Director, and then Director of Regulatory Affairs for ICOS Corporation. Most recently, Mr. Hesselberg worked on the successful development, launch and commercialization of Cialis® (tadalafil) for the treatment of erectile dysfunction. From 1984 to 1996, Mr. Hesselberg worked for Immunex Corporation and the Puget Sound Blood Center. Mr. Hesselberg holds a B.S. in Molecular Biology from the University of Wisconsin-Madison and a MBA from the University of Washington.
     Christopher K. West was appointed Vice President, Sales on January 7, 2008. Mr. West has over 14 years of pharmaceuticals sales and marketing experience and joins us from Warner Chilcott, Limited where he served as Regional Sales Director (2006) and then as head of Sales and Marketing for the Dermatology division (2007). From 2002 through 2006, Mr. West worked for GlaxoSmithKline plc in marketing positions of increasing responsibility for the urology medicines Avodart®, Valtrex® and Advair®. From 1992 to 2000, Mr. West worked for Warner Lambert’s Parke-Davis division in a variety of sales, sales training, and sales management positions. Mr. West is a graduate of the United States Military Academy at West Point and the Fuqua School of Business at Duke University.
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
     We have a limited operating history. As of December 31, 2007, we had an accumulated deficit of $270.1 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $40.4 million for the year ended December 31, 2007, $35.5 million in 2006, and $36.8 million in 2005. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock, including $30.0 million in proceeds from the sale of our common stock to Merck & Co., Inc., or Merck, pursuant to a stock purchase agreement we entered into with Merck in November 2007. In addition, we have received upfront license fees and payments pursuant to our collaborative arrangements with third parties, including $40.0 million in upfront license fees from Merck received in January 2008. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the year ended December 31, 2007, we recognized $1.1 million in net revenues from the sale of FARESTON®.
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
     We estimate that our current cash resources, including the $40.0 million license fee we received from Merck in January 2008, interest on these funds and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements through at least the first quarter of 2009. This estimate does not include funding from milestone payments that we may receive under our existing collaborations with Ipsen Limited, or Ipsen, and Merck, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on our cash balances and short-term investments, and revenues from the sale of FARESTON®.
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
Risks Related to Development of Product Candidates
     We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our or our collaborators’ clinical trials do not demonstrate safety and efficacy in humans.
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
     In clinical studies the efficacy and/or safety results from the trial may be insufficient to support the filing or approval of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA.
     We or our collaborators may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our collaborators’ ability to commercialize our product candidates, including:
•	regulators or institutional review boards may not authorize us or our collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	preclinical or clinical trials may produce negative or inconclusive results, which may require us or our collaborators to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	registration or enrollment in clinical trials may be slower than we currently anticipate, resulting in significant delays;

•	we or our collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	our product candidates may not have the desired effects or may include undesirable side effects.
     If any of these events were to occur and, as a result, we or our collaborators have significant delays in or termination of clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would adversely impact our financial results.
     For some of the indications for which we intend to conduct or are currently conducting clinical trials for our product candidates, we do not have evidence from prior preclinical studies in animals or clinical trials in humans of the potential effectiveness of such product candidates for such indications. In the absence of preclinical or clinical data, our beliefs regarding the potential effectiveness of our product candidates for these indications is generally based on pharmacokinetic data and analyses and pharmacological rationales. Our or our collaborators’ preclinical or clinical trials may produce negative or inconclusive results that would not support our belief regarding the potential effectiveness of our product candidates.
     If we or our collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or our collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.
     In our Phase III clinical trial for ACAPODENE® 20 mg for the for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN, some patients have experienced venous thromboembolic events, or VTEs, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, which have been considered by investigators as possibly related to treatment with ACAPODENE® 20 mg. Because this trial is blinded, we cannot establish whether these patients received placebo or ACAPODENE® 20 mg in this trial. In addition, although the results from our Phase III clinical trial for ACAPODENE® 80 mg for the treatment of multiple serious side effects of androgen deprivation therapy, or ADT, showed that the drug had a favorable safety profile and was well tolerated, there were a higher number of VTEs in the ACAPODENE® 80 mg treatment group 17 (2.4%) versus 7 (1.02%) in the placebo group. Even though the majority of VTEs occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure and immobilization) and our results showed that the number of VTE’s in men without major risk factors for VTEs was 3 in the ACAPODENE® 80 mg treatment group versus 2 in the placebo group, the FDA will consider the overall safety profile when making its determination to grant approval and the requirement of any potential warnings in the label if approval is granted.
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
     If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we are currently conducting, during clinical trials that we or our collaborators may conduct in the future or after any of our product candidates are approved and marketed:
•	we or our collaborators may be required to conduct additional preclinical or clinical trials, make changes in labeling of any such approved products, reformulate any such products, or implement changes to or obtain new approvals of our contractors’ manufacturing facilities;

•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.
     Any of these events could prevent approval or harm sales of the affected product candidates or products, or could substantially increase the costs and expenses of commercializing and marketing any such products.

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
     We have agreed to purchase from Orion Corporation, or Orion, our worldwide requirements of toremifene, the active pharmaceutical ingredient in ACAPODENE®, in a finished tablet form at specified transfer prices under a license and supply agreement. Similarly, Ipsen has agreed to purchase from Orion ACAPODENE® tablets for clinical testing and commercial sale in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of ACAPODENE®.
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
     We have relied on third party vendors for OstarineTM. We have executed agreements with third party contractors for the manufacture of OstarineTM drug substance and the supply of OstarineTM drug product for our Phase II clinical trial for the treatment of cancer cachexia. However, Merck has assumed primary manufacturing responsibilities for OstarineTM and other SARM products developed under our exclusive license and collaboration agreement with Merck. If our current supply of OstarineTM becomes unusable or if our OstarineTM supply is not sufficient to complete our clinical trials and Merck does not manufacture and supply sufficient quantities of clinical trial materials to support our clinical trials, we could experience a delay in conducting clinical trials of OstarineTM or other SARM product candidates. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Orion for ACAPODENE®and Merck for OstarineTM and other SARM product candidates, or to do so at an acceptable cost, or if these or other suppliers fail to meet our requirements for OstarineTM or other SARM product candidates for any reason, we would be required to obtain alternate suppliers. However, we may not be permitted to obtain alternate suppliers for ACAPODENE® under our license agreement with Orion if Orion terminates its supply of ACAPODENE® due to our uncured material breach or bankruptcy. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
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
     If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we and/or our collaborators may develop may compete with other product candidates and products for access to manufacturing facilities. For example, the active pharmaceutical ingredient in ACAPODENE® is also the active pharmaceutical ingredient in FARESTON®. Further, Orion has agreed to supply ACAPODENE® tablets to Ipsen for clinical trials and commercial supply in the European Territory. Orion also manufactures toremifene for third parties for sale outside the United States for the treatment of advanced breast cancer in postmenopausal women.
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
     We are dependent on our collaborative arrangement with Ipsen to develop and commercialize ACAPODENE® in the European Territory and are dependent on our collaborative arrangement with Merck for the joint research, development and commercialization of SARM compounds and products. We may also be dependent upon additional collaborative arrangements to complete the development and commercialization of some of our other product candidates. These collaborative arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
     The loss of Ipsen or Merck as a collaborator in the development or commercialization of ACAPODENE® or SARM compounds and related SARM products, respectively, any dispute over the terms of our collaborations with Ipsen or Merck, or any other adverse developments in our relationships with Ipsen or Merck could materially harm our business and might accelerate our need for additional capital. For example, Ipsen is obligated to initiate and conduct appropriate clinical studies as required by the appropriate regulatory authorities in order to obtain marketing approvals of ACAPODENE® within the European Territory. Any failure on the part of Ipsen to initiate these studies could delay the commercialization of ACAPODENE® within the European Territory. Likewise, with the exception of our Phase II clinical trial evaluating OstarineTM for the treatment of cancer cachexia, Merck is responsible for conducting all clinical trials for SARM product candidates developed under the collaboration, and the failure of Merck to initiate these clinical trials would adversely affect the development of our SARM product candidates.
     We may not be successful in entering into additional collaborative arrangements with other third parties. If we fail to enter into additional collaborative arrangements on favorable terms, it could delay or impair our ability to develop and commercialize our other product candidates and could increase our costs of development and commercialization.
     Dependence on collaborative arrangements, including our arrangements with Ipsen and Merck for the development and commercialization of ACAPODENE® and SARM compounds and products, respectively, subjects us to a number of risks, including:
•	we are not able to control either the amount and timing of resources that Ipsen devotes to ACAPODENE® or the amount of timing and resources that Merck devotes to SARM compounds and products developed under our collaboration with Merck;

•	we may not be able to control the amount and timing of resources that our potential future partners may devote to our product candidates;

•	our partners may experience financial difficulties or changes in business focus;

•	we may be required to relinquish important rights such as marketing and distribution rights;

•	under certain circumstances, Ipsen may not be required to commercialize ACAPODENE® in certain countries of the European Territory if Ipsen determines that it is not commercially reasonable for it to do so;

•	pricing reimbursement constraints within the European Territory may diminish the prospects of our receiving royalty payments from Ipsen on aggregate net sales of ACAPODENE® in some or all of the countries within the European Territory;

•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	under certain circumstances, a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
     We may not realize the anticipated benefits from our collaborative arrangements with Ipsen and Merck.
     We may not receive any future milestone payments provided for under our collaborative arrangements with Ipsen and Merck if our agreements with them are terminated, if certain clinical development and regulatory milestones under our agreements with them are not achieved, with respect to our agreement with Ipsen, if Ipsen fails to develop and commercialize ACAPODENE® in the European Territory, or, with respect to our agreement with Merck, if we and Merck fail to develop and commercialize any of the SARMs included in or arising from our collaboration. In addition, even if required regulatory approvals are obtained, it is possible that neither Ipsen nor Merck will successfully market and sell ACAPODENE® or any SARM products, respectively, in which case we would not receive royalties to the extent that we currently anticipate. Furthermore, our royalty rates under our collaboration and license agreement with Ipsen are subject to a possible reduction if a generic version of toremifene achieves specified sales levels in a major country within the European Territory, and each of Ipsen and Merck may be entitled to offset a portion of any royalties due to us if Ipsen or Merck licenses patent rights from a third party that would otherwise be infringed by Ipsen’s or Merck’s use, manufacture, sale or import of toremifene or SARM compounds, respectively.
     Under our agreement with Ipsen, we and Ipsen have agreed that neither party will seek to commercialize, promote, market or sell certain products within the European Territory for an agreed period of time subsequent to the time of the first commercial launch of ACAPODENE® within the European Territory. We and Ipsen have also agreed to grant to the other a right of first negotiation with respect to the development, marketing, sale and distribution of any new SERM-based products for the field of the prevention and treatment of prostate cancer or related side effects, or any other indication the parties agree on. However, we cannot assure you that we will be able to reach an agreement with Ipsen on reasonable terms, or at all, for any new SERM-based products.
     Under our agreement with Merck, we and Merck have agreed that neither party will engage in the development and commercialization of SARMs with any third party for an agreed upon period of time. However, we cannot assure you that we and Merck will be able to successfully develop new SARM products or identify new indications for existing and/or future SARM products under our collaboration with Merck. Additionally, Merck has the right to terminate our agreement with Merck for any reason after a specified period of time with prior written notice, and Ipsen has the right to terminate our agreement with Ipsen with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns. Both Ipsen and Merck may terminate their agreements with us following our uncured material breach or bankruptcy. If our agreements with Ipsen and Merck are terminated, the anticipated future benefits to us from these agreements would be eliminated, the development and commercialization of ACAPODENE® in the European Territory and the development and commercialization of our SARM product candidates could be delayed, and our costs of development would increase. For example, Merck’s obligation to pay us $15.0 million in guaranteed cost reimbursements for research funding over a three year period is subject to our exclusive license and collaboration agreement with Merck not being terminated for cause and there not occurring certain change of control events involving us during such three-year period. In any such or similar events, we may not realize the anticipated benefits from our collaborative arrangements with Ipsen and Merck.
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
     If some or all of our, or our licensors’, patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products with the same active pharmaceutical ingredients as our product candidates.
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
     Our rights to certain patent applications relating to SARM compounds that we have licensed from the University of Tennessee Research Foundation, or UTRF, are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements, which UTRF is required to do at our request. In addition, under the terms of our agreements with the diagnostic companies to which we provided clinical samples from our Phase IIb and Phase III clinical trials of ACAPODENE®, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
     Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene expires in the United States in September 2009. Foreign counterparts of this patent have either already expired or will expire in Australia, Italy, Sweden and Switzerland in 2008, that is, before we or Ipsen will receive regulatory approval to commercialize ACAPODENE®. As a result, outside the United States and in the United States after 2009, we will need to rely primarily on the protection afforded by method of use patents relating to the use of ACAPODENE® for the relevant product indications that have been issued or may be issued from our owned or licensed patent applications. Also, within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the ACAPODENE® products to be sold within the countries comprising the European Union. To date, most of our applications for method of use patents filed for ACAPODENE® outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for the ACAPODENE® products to be commercialized within the European Union could adversely affect its ability to successfully commercialize these products. We are not eligible for any such exclusivity or further extension of the composition of matter patent of toremifene licensed to us by Orion in the United States.
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
     We have licensed intellectual property rights and technology from Orion and UTRF under our license agreements with each of them. Each of these license agreements may be terminated by the other party if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing our business. Additionally, the termination of our UTRF license related to SARM technology could lead to a termination of our exclusive license and collaboration agreement with Merck, which would terminate our rights to any potential milestone or royalty payments from Merck. In addition, the termination of our UTRF license for chemoprevention of prostate cancer could lead to a termination of our license and collaboration agreement with Ipsen, which would terminate our rights to any potential milestone or royalty payments from Ipsen.
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
     Even in the event that patents are issued from our pending method of use patent applications, after the expiration of the patent covering the composition of matter of toremifene in a particular country, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for ACAPODENE® for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of ACAPODENE® in the countries outside of the United States where these applications are currently pending, after the expiration of the patent covering the composition of matter of toremifene in a particular country, we would have no patent to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to ACAPODENE® for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for ACAPODENE® in the European Union for the treatment of prostate cancer and multiple side effects resulting from androgen deprivation therapy. If generic versions of toremifene are able to be sold in countries within the European Territory for the indications for which Ipsen anticipates marketing ACAPODENE®, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if generic sales thresholds are reached.
     If we infringe intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize our product candidates.
     There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our drug discovery, development, and manufacture and process synthesis efforts. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensors, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.
     As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•	be prohibited from selling or licensing any product that we and/or collaborators may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

•	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

•	be required to redesign the formulation of a product candidate so it does not infringe, which may not be possible or could require substantial funds and time.
     In addition, under our collaboration and license agreement with Ipsen and our exclusive license and collaboration agreement with Merck, Ipsen and Merck may be entitled to offset a portion of any royalties due to us in any calendar year on account of product sales to pay for costs incurred by Ipsen or Merck to obtain a license to any dominant intellectual property rights that are infringed by the products at issue.
Risks Related to Regulatory Approval of Our Product Candidates
     If we or our collaborators are not able to obtain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or our collaborators from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. In addition, we will not receive a substantial majority of the milestone payments provided under our collaboration and license agreement with Ipsen or any royalty payments if Ipsen is unable to obtain the necessary regulatory approvals to commercialize ACAPODENE® within the European Territory. Likewise, we may not receive a majority of the milestone payments or any royalty payments provided for under our exclusive license and collaboration agreement with Merck if Merck is not able to obtain the necessary regulatory approvals to commercialize any SARM products, including OstarineTM, developed under the collaboration. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
     Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, the Food and Drug Administration Amendments Act of 2007, or the FDA Amendments Act, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
     Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we completed our Phase III clinical trial of ACAPODENE® to treat multiple side effects of androgen deprivation therapy and are conducting our Phase III clinical trial of ACAPODENE® for the prevention of prostate cancer in high risk men with high grade PIN, under Special Protocol Assessments, or SPAs, from the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we file an application with the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
     We may not receive regulatory approval for the commercial sale of any of our product candidates that are in development for at least another year, if ever. Similarly, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market ACAPODENE® within the European Territory any sooner than we will achieve regulatory approval in the United States, and it may be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 above for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.

Risks Related to Commercialization
     The commercial success of any products that we and/or our collaborators may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.
     Any products that we and/or our collaborators may develop may not gain market acceptance among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	efficacy and safety results in clinical trials;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
     Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks that may cause sales of FARESTON® to continue to decline.
     FARESTON® is currently our only marketed product. Sales of FARESTON® in the United States have been declining and we anticipate that they will continue to do so. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON®, resulting in a continued decline in FARESTON® sales. Continued sales of FARESTON® also could be impacted by many other factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 93% of our gross product sales of FARESTON® for the year ended December 31, 2007;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
     If we are unable to expand our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.
     We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. For example, building a sales force is expensive and time-consuming and could delay any launch of a product candidate. We are relying on Ipsen to market and distribute our ACAPODENE® product candidates through Ipsen’s established sales and marketing network within the European Territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our ACAPODENE® product candidates in the European Territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our ACAPODENE® product candidates in the European Territory. Currently, we do not have a partner outside of the European Territory and our success in regions other than the European Territory may be dependent on our ability to find suitable partners in other regions of the world. Similarly, we are relying on Merck for the commercialization of any SARM products developed under our collaboration with Merck and if our exclusive license and collaboration agreement with Merck is terminated for any reason, our ability to successfully market and sell any of our SARM product candidates would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell any SARM products that we may develop, including OstarineTM. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
     If we or our collaborators are unable to obtain adequate coverage and reimbursement from third-party payors for products we sell at acceptable prices, our revenues and prospects for profitability will suffer.
     Many patients will not be capable of paying for any products that we and/or our collaborators may develop and will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we and/or our collaborators may develop, our revenues and prospects for profitability may suffer. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 created a prescription drug benefit program for Medicare recipients. The prescription drug program established by this legislation may have the effect of reducing the prices that we or our collaborators are able to charge for products we and/or our collaborators develop and sell through the program. This legislation may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products that we and/or our collaborators may develop or to lower the amount that they pay. In addition, members of the United States Congress have stated their desire to reduce the government’s cost for reimbursements of prescription drugs by amending this legislation.
     State Medicaid programs generally have outpatient prescription drug coverage, subject to state regulatory restrictions, for the population eligible for Medicaid. The availability of coverage or reimbursement for prescription drugs under private health insurance and managed care plans varies based on the type of contract or plan purchased.
     A primary trend in the United States health care industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or our collaborators’ commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we and/or our collaborators may develop or sell.

Cost-control initiatives could decrease the price we might establish for products that we or our collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.
     Another development that may affect the pricing of drugs is proposed congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation which would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we or our collaborators receive for any products that we and/or our collaborators may develop, negatively affecting our revenues and prospects for profitability.
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
     If our competitors are better able to develop and market products than any products that we and/or our collaborators may develop, our commercial opportunity will be reduced or eliminated.
     We face competition from commercial pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or our collaborators may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our or our collaborators’ ability to commercialize our product candidates.
     Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our or our collaborators’ ability to market and sell any products that we and/or our collaborators may develop. For example, although there are no products that have been approved by the FDA to treat multiple side effects of androgen deprivation therapy, we are aware of a number of drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Procter & Gamble (Actonel®), Wyeth Pharmaceuticals (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®) that are prescribed to treat single side effects of androgen deprivation therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline is conducting a Phase III study for Avodart® on prostate cancer prevention in men with elevated prostate specific antigen. In addition, there are nutritional supplement studies (for example, selenium) investigating prostate cancer prevention in men with high grade PIN. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle wasting from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle wasting from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle wasting. There are other SARM product candidates in development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
     In order to continue our clinical trials and commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need between 150 and 250 additional employees by the time that ACAPODENE® is initially commercialized, including 50 to 100 sales representatives. The competition for qualified personnel in the biotechnology field is intense.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of our and our collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	developments with respect to our collaborations with Ipsen and Merck;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     Our officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.
     As of January 31, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 68.2% of our outstanding common stock and our officers and directors alone beneficially owned approximately 47.4% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     For the 12-month period ended December 31, 2007, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 160,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2007, we had 36,216,263 shares of common stock outstanding.
     Moreover, J.R. Hyde, III, and Oracle Partners, L.P., two of our largest stockholders, and their affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 10.8 million shares of common stock they hold in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders. In addition, we filed a registration statement covering the 1,285,347 shares of common stock that we issued to Merck in December 2007. Finally, all shares of common stock that we may issue under our employee benefit plans can be freely sold in the public market upon issuance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     We sublease approximately 53,000 square feet of laboratory and office space in Memphis, Tennessee, under an operating lease through December 31, 2008 with an option to extend for up to two additional years. This lease is terminable by either party on 90 days’ notice. In December 2007, we entered into a sublease for approximately 31,000 square feet of additional office space in Memphis, Tennessee, under an operating lease through April 30, 2015. We have an option to cancel this sublease beginning December 31, 2010.
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

	2007		2006
	High	Low	High	Low
First Quarter	$22.95	$15.83	$12.08	$7.57
Second Quarter	23.38	16.19	11.57	8.11
Third Quarter	18.36	14.25	9.53	7.71
Fourth Quarter	18.19	13.67	18.30	9.26
     On March 5, 2008 the closing price of our common stock as reported on The NASDAQ Global Market was $14.71 per share and there were approximately 68 holders of record of our common stock.
Performance Graph
     The rules of the SEC require that we include in our annual report to shareholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use the NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ) and the NASDAQ Biotechnology Index (consisting of a group of approximately 130 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below.

     The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on February 3, 2004, the first day of trading of the Company’s common stock on the NASDAQ Global Market: (1) our common stock; (2) NASDAQ Composite Index and (3) NASDAQ Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on the Company’s common stock. The closing sale price of our common stock on December 31, 2007 as reported on the NASDAQ Global Market was $14.35.
     The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN*
Among GTx Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 2/3/04 in stock or on 1/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.
     The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of GTx, Inc. under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
     You should read the selected financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2005, 2006 and 2007, and the balance sheet data at December 31, 2006 and 2007, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2003 and 2004, and the consolidated balance sheet data at December 31, 2003, 2004 and 2005, are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not indicative of the results to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales, net	$1,076	$1,357	$2,445	$—	$—
Total collaboration revenue	6,050	6,148	1,337	1,867	—

Total revenues	7,126	7,505	3,782	1,867	—
Operating expenses:
Cost of product sales	621	773	1,573	—	—
Research and development expenses	38,508	33,897	30,923	17,950	10,778
General and administrative expenses	13,501	11,352	9,845	7,211	3,559

Loss from operations	(45,504)	(38,517)	(38,559)	(23,294)	(14,337)
Interest income	5,145	3,007	1,720	946	143

Net loss	(40,359)	(35,510)	(36,839)	(22,348)	(14,194)
Accrued preferred stock dividends	—	—	—	(455)	(3,436)
Adjustment to preferred stock redemption value	—	—	—	17,125	(77,844)

Net loss attributable to common stockholders	$(40,359)	$(35,510)	$(36,839)	$(5,678)	$(95,474)

Net loss per share attributable to common stockholders:
Basic	$(1.16)	$(1.14)	$(1.42)	$(0.25)	$(12.34)

Diluted	$(1.16)	$(1.14)	$(1.42)	$(0.93)	$(12.34)

	As of December 31,
	2007	2006	2005	2004	2003
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$100,178	$119,550	$74,014	$64,528	$14,769
Working capital	132,932	111,363	70,030	61,298	12,775
Total assets	159,730	129,255	82,811	73,082	17,310
Cumulative redeemable convertible preferred stock	—	—	—	—	165,292
Accumulated deficit	(270,138)	(229,779)	(194,269)	(157,430)	(151,752)
Total stockholders’ equity (deficit)	78,917	97,049	73,579	63,909	(150,231)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. We are developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer, and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. In February 2008, we announced that the Phase III clinical trial results for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT showed that ACAPODENE® 80 mg reduced new morphometric vertebral fractures and met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia. In March 2008, we announced that the results from this Phase III clinical trial also showed that ACAPODENE® 80 mg demonstrated a reduction in hot flashes in a subset analysis. We expect to file a New Drug Application, or NDA, for ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT with the U.S. Food and Drug Administration, or FDA, in 2008. We have licensed to Ipsen exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. We have entered into an exclusive license and collaboration agreement with Merck and Co., Inc., or Merck, establishing a global strategic collaboration for the discovery, development and commercialization of selective androgen receptor modulators, or SARMs, including Ostarine™. We believe that Ostarine™ and other SARM candidates, including GTx-838, have the potential to treat a variety of indications associated with muscle wasting and bone loss, including frailty, muscle wasting associated with aging, also known as sarcopenia, muscle wasting in cancer patients, known as cancer cachexia, osteoporosis and chronic kidney disease muscle wasting. We are currently evaluating Ostarine™ in a Phase II clinical trial for the treatment of cancer cachexia.
     We also have an extensive preclinical pipeline generated from our own discovery program, including GTx-758, an oral luteinizing hormone, or LH, inhibitor being developed for the treatment of advanced prostate cancer, and GTx-878, an estrogen receptor beta agonist, a new class of drugs being developed for the treatment of benign prostatic hyperplasia, or BPH. We are planning to initiate Phase I clinical testing for GTx-758 by the end of 2008 and for GTx-878 in the first half of 2009.
     We commenced a pivotal Phase III clinical trial of ACAPODENE® 80 mg under a Special Protocol Assessment, or SPA, with the FDA, for the treatment of multiple serious side effects of ADT in November 2003. The last patient completed the ADT clinical trial in November 2007. In February 2008, we announced that ACAPODENE® 80 mg reduced new morphometric vertebral fractures and met other key endpoints of BMD, lipid profiles and gynecomastia. Also, in March 2008, we announced that ACAPODENE® 80 mg demonstrated a reduction in hot flashes. We expect to file a NDA with the FDA in 2008.
     In January 2005, we initiated a pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. We will evaluate efficacy endpoints for the clinical trial at 36 months after completion of enrollment, and we anticipate conducting a planned efficacy interim analysis after a certain number of cancer events have been recorded among study patients, which we currently expect to occur by the end of the first quarter of 2008. If the efficacy results from the planned interim analysis achieve the statistical outcome specified in the SPA (a ≤ 0.001), we plan to file a NDA with the FDA. If we are able to file a NDA based on the results of the efficacy interim analysis, we will continue to collect efficacy data and safety data during the review process to satisfy the FDA’s safety requirements set forth in the SPA. If the efficacy results from the planned interim analysis do not satisfy the specified statistical requirements in the SPA, we plan to continue the clinical trial for the full 36 month period and then determine whether the trial results satisfy the efficacy endpoints required by the SPA.
     In our third clinical program, OstarineTM, a SARM, is being developed to treat a variety of medical conditions relating to muscle wasting and/or bone loss. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. We initiated a Phase II randomized, double blind, placebo controlled clinical trial evaluating Ostarine™ for the treatment of cancer cachexia in 150 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin’s lymphoma, or chronic lymphocytic leukemia. The clinical trial is being conducted at approximately 50 clinical sites in the United States, Argentina and Canada and we expect to receive data from this trial during the summer of 2008. We and Merck, through our SARM collaboration, will determine the development strategy of Ostarine™, GTx-838 and other collaboration compounds.
     In November 2007, we entered into a license and collaboration agreement with Merck which governs our and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by us and Merck and those yet to be discovered, for all potential indications of interest. Under the agreement, we will conduct preclinical research of SARM compounds and products, and Merck will be primarily responsible for conducting and funding development and commercialization of products developed. We received an upfront licensing fee of $40.0 million in January 2008, of which $1.9 million was due to the University of Tennessee Research Foundation, or UTRF, as sublicense royalty. Merck also agreed to pay us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement. We are also eligible to receive up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the agreement, upon the achievement of such development and regulatory approval milestones and assuming the continued effectiveness of the agreement. Merck also has agreed to pay us tiered royalties on net sales of products that may be developed under the agreement. On the date the agreement became effective in December 2007, we issued to Merck 1,285,347 newly-issued shares of our common stock for an aggregate purchase price of approximately $30.0 million.
     Our net loss for the year ended December 31, 2007 was $40.4 million. Our net loss included FARESTON® net product sales of $1.1 million and the recognition of collaboration revenue of $6.1 million. We have financed our operations and internal growth primarily through public offerings and private placements of our common stock and preferred stock, as well as proceeds from our collaborations. We expect to continue to incur net losses as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
Sales and Marketing
     We currently market FARESTON® (toremifene citrate 60 mg) tablets, which have been approved by the FDA for the treatment of metastatic breast cancer in postmenopausal women in the United States. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON® is the same as in ACAPODENE®, but in a different dose. We plan to build a specialty sales and marketing infrastructure, which we expect to include 50 to 100 sales representatives, to market ACAPODENE® to the relatively small and concentrated community of urologists and medical oncologists in the United States and to market FARESTON® to targeted prescribers, principally medical oncologists and other key specialists in the United States. We have partnered with

Ipsen to commercialize ACAPODENE® in Europe. We are currently seeking partners to market ACAPODENE® in Asia and other markets outside of the United States and Europe.
Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 74% of our total operating expenses for the year ended December 31, 2007. Research and development expenses include our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, quality assurance activities and license and royalty fees.
     We expect that research and development expenditures will continue to increase in future years due to (1) obtaining regulatory approval of ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT for advanced prostate cancer, (2) the continuation of the pivotal Phase III clinical trial of ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, (3) the completion of the Phase II clinical trial evaluating OstarineTM for the treatment of cancer cachexia, (4) the continued preclinical development of other product candidates, including GTx-758 and GTx-878 and (5) increases in research and development personnel.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Item 1A “Risk Factors” of this Annual Report on Form 10-K, we may not be able to successfully develop and commercialize any of our product candidates.
     Drug development in the United States is a process that includes several steps defined by the FDA. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug application which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are the Phase III clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a NDA may be submitted to the FDA. In responding to a NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may not grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.
     The successful development and commercialization of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development and commercialization of, or the period in which material net cash inflows are expected to commence from, any of our product candidates, including the product candidates developed or commercialized through our collaborations with Merck and Ipsen, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some consequences of failing to do so, are set forth under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also include insurance costs and FARESTON® selling and distribution expenses. We expect that our general and administrative expenses will increase in future periods as we add personnel, additional office space and other expenses to support the planned growth of our business. In addition, we plan to expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
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
     We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, (together, “SAB 104”), Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”), Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverable (“EITF

00-21”) and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. We analyze agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting in accordance with EITF 00-21. For these arrangements, we generally are not able to identify evidence of fair value for the undelivered elements and therefore recognize any consideration for a single unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratable over the performance period. The performance period is estimated at the inception of the agreement and is reevaluated at each reporting period. Cost reimbursements for research activities are recognized as collaboration revenue if the provisions of EITF 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured. Revenues from milestone payments for which we have no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related products and technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
     We estimate the performance obligation period to be ten years for our collaboration agreement with Merck and five years for the development of ACAPODENE® for both the high grade PIN and ADT indications in the European Territory with Ipsen. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitor these factors for indications of appropriate revisions
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by, another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 93% of our gross product sales of FARESTON® for the year ended December 31, 2007. Based on this information, and other factors, we estimate the number of months of product on hand. At December 31, 2007 and December 31, 2006, our accrual for product returns was $324,000 and $415,000, respectively. If actual future results are different than our estimates, we may need to adjust our estimated accrual for product returns, which could have a material effect on our financial results in the period of the adjustment.
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

Share-Based Compensation
     We have stock option plans that provide for the purchase of our common stock by certain of our employees and directors. Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment (“SFAS 123R”), and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans. Prior to January 1, 2006, we accounted for share-based compensation expense using the intrinsic value recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS No.123, Accounting for Share-based Compensation (“SFAS 123”). Since we adopted SFAS 123R under the modified prospective and the prospective transition methods, results from prior periods have not been restated.
     The determination of the fair value of share-based payment awards on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. We estimate the expected life of options by calculating the average of the vesting term and contractual term of the options, as allowed by SAB 107. We estimate the expected stock price volatility based on the historical volatility of our common stock. Prior to 2007, we estimated the stock price volatility based on the average expected stock price volatility of other publicly traded biopharmaceutical companies as we believed that it was the best indicator of future volatility, since we had less than two years of our own historical stock price volatility. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
     Total share-based compensation expense for the year ended December 31, 2007 was $2.2 million, of which $1.0 million and $1.2 million were recorded in the statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the years ended December 31, 2006 and 2005 was $1.4 million and $819,000, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to deferred compensation arrangements for our directors, which was $183,000, $140,000 and $180,000 for the years ended December 31, 2007, 2006 and 2005, respectively. On the date of adoption of SFAS 123R, the unamortized balance of deferred stock compensation of $1.7 million was reduced to zero with an offsetting adjustment to additional paid-in capital. At December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was approximately $5.0 million with a weighted average expense recognition period of 2.08 years.
Income Taxes
     We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This valuation allowance is estimated by management based on our projected future taxable income. The estimate of future taxable income is highly subjective. We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur in the future. To the extent actual results differ from these estimates, our future results of operations may be affected. At December 31, 2007 and 2006, net of the valuation allowance, the net deferred tax assets were reduced to zero.
Intangible Assets
     We account for our intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that purchased intangible assets with finite lives be amortized over their estimated economic lives. Our purchased intangible assets, license fees, represent license fees paid to Orion in connection with entering into an amended and restated license and supply agreement and to UTRF in connection with entering into amended and restated license agreements. The Orion license fee is being amortized on a straight-line basis over the term of the agreement which we estimate to be 16 years. The UTRF license fees are being amortized on a straight-line basis over the term of the agreements which we estimate to be approximately 14 years and 11.5 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we review long-lived assets for impairment whenever events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. An impairment loss would be recognized when estimated future cash flows is less than the carrying amount. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB has deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
     In June 2007, the Emerging Issues Task Force issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development (“EITF 07-03”). EITF 07-03 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.
     In November 2007, the Emerging Issues Task Force issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 concludes that the equity method of accounting cannot be applied to collaborative arrangement activities that are not conducted within a separate legal entity. Instead, the revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF 99-19, and other applicable accounting literature. EITF 07-01 is effective for years beginning after December 15, 2008. We do not expect the adoption of EITF 07-01 will have a material impact on our financial position or results of operations.
Results of Operations
Comparison of Years Ended December 31, 2007 and December 31, 2006
     Revenues. Revenues for the year ended December 31, 2007 were $7.1 million as compared to $7.5 million for the same period of 2006. Revenues for the year ended December 31, 2007 included net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration income from Ipsen and Merck. During the years ended December 31, 2007 and 2006, FARESTON® net sales were $1.1 million and $1.4 million, respectively, while costs of products sales were $621,000 and $773,000, respectively. The 21% decrease in net sales of FARESTON® for the year ended December 31, 2007, as compared to the same period of 2006, was due to a decrease in sales volume of 42%, which was offset by a 7% increase in sales price and a reduction in the provision for product returns. We expect FARESTON® sales will continue to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including FARESTON®. Collaboration income was $6.1 million for the year ended December 31, 2007, of which $5.9 million and $198,000 was from Ipsen and Merck, respectively. For the year ended December 31, 2006, collaboration income was $6.1 million, of which $4.3 million and $1.8 million was from Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, and Ipsen, respectively. In December 2006, we reacquired full rights to develop and commercialize andarine and all backup compounds previously licensed to Ortho Biotech, and our joint collaboration and license agreement with Ortho Biotech was terminated by mutual agreement of the parties. In connection with the termination of this agreement, we recognized the associated $3.1 million balance of deferred revenue as additional collaboration revenue for the year ended December 31, 2006.
     Research and Development Expenses. Research and development expenses increased 13.6% to $38.5 million for the year ended December 31, 2007 from $33.9 million for the year ended December 31, 2006. The following table identifies the research and development expenses for certain of our product candidates, as well as research and development expenses pertaining to our other research and development efforts for each of the periods presented. Included in “Other research and development” is a sublicense royalty of approximately $1.9 million due to UTRF as a result of our collaboration with Merck. Research and development spending for past periods is not indicative of spending in future periods.

	Product
	Candidate/	Years Ended December 31,		Increase
Program	Indication	2007	2006	(Decrease)
		(in thousands)
SERM	ACAPODENE®
	80 mg
	Multiple serious side effects of ADT	$9,422	$8,446	$976

	ACAPODENE®
	20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	8,694	10,737	(2,043)

SARM	OstarineTM
	Cancer cachexia	7,056	6,723	333

	GTx-838	1,747	—	1,747

Other research and development		11,589	7,991	3,598

Total research and development expenses		$38,508	$33,897	$4,611

     General and Administrative Expenses. General and administrative expenses increased 18.4% to $13.5 million for the year ended December 31, 2007 from $11.4 million for the year ended December 31, 2006. The increase of approximately $2.1 million was primarily the result of increased personnel related expenses of approximately $1.0 million, an increase in marketing and promotional expenses of $757,000 and an increase in intellectual property and other legal expenses of $730,000.
     Interest Income. Interest income increased to $5.1 million for the year ended December 31, 2007 from $3.0 million for the year ended December 31, 2006. The increase of approximately $2.1 million was attributable to higher average interest rates in addition to higher average cash and cash equivalents balances during the year ended December 31, 2007, as compared to the prior year.

Comparison of Years Ended December 31, 2006 and December 31, 2005
     Revenues. Revenues for the year ended December 31, 2006 were $7.5 million as compared to $3.8 million for the same period of 2005. Revenues for the year ended December 31, 2006 included net sales of FARESTON® of $1.4 million while cost of product sales was $773,000. Collaboration income for the year ended December 31, 2006 was $6.1 million, which consisted of $4.3 million from Ortho Biotech and $1.8 million from Ipsen. During the year ended December 31, 2005, FARESTON® net sales were $2.4 million while cost of product sales was $1.6 million. Revenues for the year ended December 31, 2005 also included collaboration income of $1.3 million from Ortho Biotech.
     Research and Development Expenses. Research and development expenses increased 9.7% to $33.9 million for the year ended December 31, 2006 from $30.9 million for the year ended December 31, 2005. The following table identifies the research and development expenses for certain of our product candidates, as well as research and development expenses pertaining to our other research and development efforts for each of the periods presented.

	Product
	Candidate/	Year Ended December 31,		Increase
Program	Indication	2006	2005	(Decrease)
		(in thousands)
SERM	ACAPODENE®
	80 mg
	Multiple serious side effects of ADT	$8,446	$11,720	$(3,274)

	ACAPODENE®
	20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	10,737	7,615	3,122

SARM	OstarineTM
	Cancer cachexia	6,723	4,750	1,973

Other research and development		7,991	6,838	1,153

Total research and development expenses		$33,897	$30,923	$2,974

     General and Administrative Expenses. General and administrative expenses increased 16% to $11.4 million for the year ended December 31, 2006 from $9.8 million for the year ended December 31, 2005. The increase of approximately $1.6 million was primarily due to an increase in personnel related expenses, share-based compensation expense as a result of the adoption of SFAS No. 123R effective January 1, 2006 and foreign currency transactions losses related to our Ipsen collaboration.
     Interest Income. Interest income increased to approximately $3.0 million for the year ended December 31, 2006 from $1.7 million for the year ended December 31, 2005. The increase was the result of higher average interest rates in addition to higher average cash and cash equivalents balances during the year ended December 31, 2006, as compared to the prior year.

Liquidity and Capital Resources
     Through December 31, 2007, we financed our operations and internal growth through private placements of preferred stock and common stock, the proceeds of our public offerings of our common stock, and proceeds from our collaborations. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2007, we had an accumulated deficit of $270.1 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. Our accumulated deficit resulted primarily from:
•	Our research and development activities associated with:
•	ACAPODENE® 80 mg for the treatment of multiple serious side effects of ADT, including two Phase II clinical trials and a pivotal Phase III clinical trial;

•	ACAPODENE® 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, including our Phase IIb clinical trial and an ongoing pivotal Phase III clinical trial;

•	Preclinical and clinical development of OstarineTM, GTx-838, and our other SARM compounds, which are being developed for the treatment of muscle wasting and/or bone loss;
•	General and administrative expenses; and

•	Non-cash dividends and adjustments to the preferred stock redemption value of $96.3 million related to our cumulative redeemable convertible preferred stock.
     We expect to continue to incur net losses over the next several years as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
     At December 31, 2007, we had cash, cash equivalents and short-term investments of $110.0 million, compared to $119.6 million at December 31, 2006 and $74.0 million at December 31, 2005. On October 17, 2005, we completed an underwritten public offering of 6,325,000 shares of common stock at an offering price to the public of $7.80 per share resulting in net proceeds of approximately $45.7 million. On December 18, 2006, we completed a public offering of 3,799,600 shares of common stock at an offering price to the public of $16.00 per share resulting in net proceeds of approximately $57.4 million. On December 18, 2007, we completed a private placement of 1,285,347 shares of common stock to Merck and received proceeds of approximately $30.0 million.
     Net cash used in operating activities was $37.6 million, $11.5 million and $34.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The use of cash in all periods resulted primarily from funding our net losses. Net cash used in operating activities for the year ended December 31, 2006 was reduced by the receipt of approximately $27.1 million in connection with our collaboration with Ipsen. Cash requirements for operating activities are expected to increase in future periods, due in part to costs related to the continuation of two pivotal Phase III clinical trials for ACAPODENE® as well as the clinical and preclinical development of OstarineTM and our other product candidates.
     Net cash used in investing activities for the year ended December 31, 2007 was $1.7 million and was primarily for the purchase of research and development equipment, office equipment, computer equipment and software and the purchase of intangible assets (license fees) of $513,000. Net cash used in investing activities for 2006 was $578,000 and was primarily for the purchase of research and development equipment, computer equipment and software. Net cash used in investing activities in 2005 was $1.4 million and was primarily for the purchase of research and development equipment, leasehold improvements, office and computer equipment, software and furniture and fixtures. We currently expect to make expenditures for property and equipment of up to $3.3 million for the year ended December 31, 2008.
     Net cash provided by financing activities was $20.0 million, $57.6 million and $45.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities for the year ended December 31, 2007 reflected the proceeds from our private placement of 1,285,347 shares of common stock to Merck on December 18, 2007 and proceeds of $826,000 from the exercise of employee stock options. Net cash provided by financing activities for the year ended December 31, 2006 reflected net proceeds from our follow-on public offering, which closed on December 18, 2006. Net cash provided by financing activities for the year ended December 31, 2005 reflected net proceeds from our follow-on offering which closed October 17, 2005.
     We estimate that our current cash resources, including the $40.0 million license fee we received from Merck in January 2008, interest on these funds and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements through at least the first quarter of 2009. This estimate does not include funding from milestone payments that we may receive under our existing collaborations with Ipsen and Merck, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities.
     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Item 1A “Risk Factors” section of this annual report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials, other research and development activities and commercialization. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, such as our arrangements with Merck and Ipsen, as well as through interest income earned on cash balances and short-term investments and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaborations with Merck and Ipsen, we do not currently have any commitments for future external funding. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, such as our arrangements with Merck and Ipsen, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.
     We have no long-term debt. At December 31, 2007, we had contractual obligations as follows:

	Payment Due by Period
	(in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$10	$5	$5	$—	$—
Operating lease obligations	2,198	1,141	1,057	—	—
Purchase obligations	280	280	—	—	—

Total	$2,488	$1,426	$1,062	$—	$—

     Our long-term commitments under the operating leases shown above consist of payments relating to a lease for laboratory and office space at 3 North Dunlap Street, Memphis, Tennessee and a lease for office space at 50 South Third Street, Memphis, Tennessee. Our lease agreement for the premises located at 3 North Dunlap Street expires on December 31, 2008, unless we exercise options to extend the lease for an additional two years. Our lease agreement for the premises located at 50 South Third Street expires on April 30, 2015, but we have the ability to cancel the lease beginning on December 31, 2010. The table above excludes contingent payments under the license agreements to which we are a party.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in a decrease in our interest income of approximately $500,000 for the year ended December 31, 2007.
     Our exposure to credit risk relates to our investment in money market funds and in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At December 31, 2007, the Fund’s NAV was $0.9874 per share. For the year ended December 31, 2007, we recognized a loss on our investment in the Fund of approximately $137,000. If the current credit environment continues to deteriorate, our investments in money market funds could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer additional losses, which would adversely impact our financial results.
     We operate primarily in the United States. However, some of our clinical trial sites are located in Canada, Germany, Ireland, Mexico and the United Kingdom which requires us to make payments for certain clinical trial services in foreign currencies. In accordance with the terms of our collaboration and license agreement with Ipsen, Ipsen is required to pay us €1.0 million as additional license fees over the next two years. We are also entitled to receive from Ipsen up to €39.0 million in milestone payments subject to the successful development and launch of ACAPODENE® in certain countries of the European Territory. Ipsen’s obligation to make payments to us in Euros exposes us to potential foreign currency transaction losses. Our exposure to foreign currency rate fluctuations will increase if and to the extent we are able to commercialize ACAPODENE® because we are obligated to pay Orion Corporation, our supplier of ACAPODENE® and FARESTON®, in Euros. However, such exposure is not expected to be material. We do not currently use derivative financial instruments to mitigate this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our financial statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to these reports and our financial statements is included in Part IV, Item 15 below.
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
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm.
Attestation Report of the Independent Registered Public Accounting Firm
     Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     On December 17, 2007, we entered into a sublease agreement (the “Sublease”) with ESS SUSA Holdings, LLC (“Landlord”) for the lease of premises containing approximately 30,748 square feet of office space (the “Leased Space”) located at 50 South Third Street, Memphis, Tennessee (the “Premises”). The term of the Sublease will continue through April 30, 2015, subject to our option to cancel the Sublease beginning December 31, 2010 upon six months prior written notice and subject to the early cancellation payments as indicated in the table below:

Sublease Cancellation Date	Early Cancellation Payment
12/31/2010	$150,000
12/31/2011	$75,000
12/31/2012	$50,000
12/31/2013	$50,000
     Rent payments under the Sublease commenced on January 1, 2008. The monthly base rent during the term of the Sublease (the “Base Rent”) is as follows:

Period	Base Rent[1]
1/1/2008-6/30/2008	$17,936 per month
7/1/2008-12/31/2008	$35,873 per month
1/1/2009-12/31/2009	$37,154 per month
1/1/2010-12/31/2010	$38,435 per month
1/1/2011-12/31/2011	$40,997 per month
1/1/2012-12/31/2012	$43,560 per month
1/1/2013-12/31/2013	$44,841 per month
1/1/2014-4/30/2015	$46,122 per month

[1]	Base Rent under the Sublease is subject to certain upward operating expense adjustments allocable to the Leased Space.
     Under the terms of the Sublease, the Landlord granted to us a right of first refusal to lease additional office space in the Premises. The Sublease also contains customary operating lease provisions and is subject to certain terms of the lease agreement between the lessor of the Premises and Landlord, as tenant thereunder. The foregoing is only a brief description of the material terms of the Sublease, does not purport to be a complete statement of the rights and obligations of the parties under the Sublease, and is qualified in its entirety by reference to the Sublease that is filed as Exhibit 10.46 this Annual Report on Form 10-K.
PART III
     Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2008 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the “2008 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2008 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     (1) The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled “Proposal No. 1 — Election of Directors” and “Additional Information About the Board of Directors” appearing in the 2008 Proxy Statement. Such information is incorporated herein by reference.

     (2) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2008 Proxy Statement. Such information is incorporated herein by reference.
     (3) The information required by this Item concerning our executive officers is set forth in the section entitled “Executive Officers of Registrant” in Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
     (4) Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees as well as Guidelines on Governance Issues. These documents are available on our website (www.gtxinc.com) under “About GTx” at “Corporate Governance.” We will provide a copy of these documents to any person, without charge, upon request, by writing to us at GTx, Inc. Director, Corporate Communications and Financial Analysis, 3 North Dunlap Street, Memphis, Tennessee 38163. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.
ITEM 11. EXECUTIVE COMPENSATION
     (1) The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2008 Proxy Statement under the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”
     (2) The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Compensation Committee Interlocks and Insider Participation.”
     (3) The information required by this Item concerning our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     (1) The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”
     (2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     (1) The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.”
     (2) The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Additional Information about the Board of Directors — Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  (a)(1) Index to Financial Statements

Page	Description
F-2	Management’s Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2007 and 2006
F-6	Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
F-7	Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
F-8	Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
F-9	Notes to Financial Statements
  (a)(2) Financial statement schedules are omitted as they are not applicable.
  (a)(3) See 15(b) below.
  (b) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc. (1)

3.2	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4*	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)

4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)

4.7	Registration Rights Agreement between Registrant and Merck & Co., Inc. dated December 18, 2007(5)

10.1*	Genotherapeutics, Inc. 1999 Stock Option Plan(3)

10.2*	GTx, Inc. 2000 Stock Option Plan(3)

10.3*	GTx, Inc. 2001 Stock Option Plan(3)

10.4*	GTx, Inc. 2002 Stock Option Plan(3)

10.5*	2004 Equity Incentive Plan and Form of Stock Option Agreement(3)

10.6	Reserved

10.7*	Directors’ Deferred Compensation Plan(6)

10.8*	Employment Agreement dated October 1, 2003, between Registrant and Mitchell S. Steiner, M.D.(3)

10.9*	Employment Agreement dated October 1, 2003, between Registrant and Marc S. Hanover(3)

10.10*	Employment Agreement dated October 1, 2003, between Registrant and Mark E. Mosteller(3)

10.11*	Employment Agreement dated October 1, 2003, between Registrant and Henry P. Doggrell(3)

10.12*	Form of Indemnification Agreement(3)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(3)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(3)

Number	Description
10.15†	Amended and Restated License and Supply Agreement dated October 22, 2001, between Registrant and Orion Corporation(7)

10.16†	Amendment No. 1 to the License and Supply Agreement dated March 5, 2003, between Registrant and Orion Corporation(3)

10.20	Reserved

10.21	Reserved

10.22	Reserved

10.23†	Amendment No. 2 to the License and Supply Agreement dated December 29, 2003, between Registrant and Orion Corporation(3)

10.24††	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation(8)

10.25††	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(9)

10.26	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.(10)

10.27*	Employment Agreement dated April 12, 2007, between Registrant and James T. Dalton(11)

10.28*	2007 Compensation Information for Registrant’s Executive Officers(12)

10.29*	Employment Agreement dated August 26, 2005, between Registrant and K. Gary Barnette(13)

10.30*	Employment Agreement dated August 26, 2005, between Registrant and Gregory A. Deener(14)

10.31*	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan(15)

10.32††	Amendment dated May 23, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(16)

10.33††	Amendment dated June 30, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(17)

10.34*	Form of Stock Option Agreement under the Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan(18)

10.35††	Partial Assignment Agreement among Registrant, Orion Corporation and Ipsen Limited dated September 7, 2006(19)

10.36†	Collaboration and License Agreement between Registrant and Ipsen Limited dated September 7, 2006(20)

10.37*	Executive Bonus Compensation Plan (21)

10.38*	Employment Agreement dated April 12, 2007, between Registrant and Ronald A. Morton, Jr., M.D. (11)

10.39*	Employment Agreement dated May 15, 2007, between Registrant and Jeff G. Hesselberg(11)

10.40†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation(6)

10.41†	Amended and Restated License Agreement dated September 24, 2007, between Registrant and University of Tennessee Research Foundation(6)

10.42	Stock Purchase Agreement, dated November 5, 2007, between the Registrant and Merck & Co., Inc. (22)

10.43†††	Exclusive License and Collaboration Agreement between the Registrant and Merck & Co., Inc. dated November 5, 2007

10.44*	2008 Compensation Information for Registrant’s Executive Officers

10.45*	Non-Employee Director Compensation Arrangements

10.46	Sublease Agreement, dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC

12.1	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(23)

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(23)

†	Confidential treatment granted. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

††	Confidential treatment extension requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

†††	Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

*	Indicates a management contract or compensation plan or arrangement.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the Securities and Exchange Commission on December 18, 2007, and incorporated herein by reference.

(6)	Filed as the like numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on November 9, 2007, and incorporated herein by reference.

(7)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 9, 2007, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-50549), filed with the SEC on March 7, 2005, and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (File No. 000-50549), filed with the SEC on March 7, 2005, and incorporated herein by reference.

(10)	Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on July 27, 2005, and incorporated herein by reference.

(11)	Filed as the like numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 1, 2007, and incorporated herein by reference.

(12)	Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on May 7, 2007, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on September 8, 2005, and incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on September 8, 2005 and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on April 27, 2006, and incorporated herein by reference.

(16)	Filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2006, and incorporated herein by reference.

(17)	Filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2006, and incorporated herein by reference.

(18)	Filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2006, and incorporated herein by reference.

(19)	Filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on November 3, 2006, and incorporated herein by reference.

(20)	Filed as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on November 3, 2006, and incorporated herein by reference.

(21)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on November 3, 2006, and incorporated herein by reference.

(22)	Filed as Exhibit 10.42 to the Registrant’s current report on Form 8-K (File No. 000-50549), filed with the SEC on November 6, 2007, and incorporated herein by reference.

(23)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTx, Inc.

By	/s/ Mitchell S. Steiner

	Mitchell S. Steiner, M.D., F.A.C.S. Chief Executive Officer, Vice Chairman and Director	Date: March 11, 2008
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

Date
/s/ J. R. Hyde, III	Chairman of the Board of Directors	March 11, 2008
J. R. Hyde, III

/s/ Mitchell S. Steiner	Chief Executive Officer, Vice Chairman and	March 11, 2008
Mitchell S. Steiner, M.D., F.A.C.S.	Director

/s/ Mark E. Mosteller	Vice President, Chief Financial Officer and	March 11, 2008
Mark E. Mosteller, CPA	Treasurer (Principal Financial and Accounting
Officer)

/s/ Marc S. Hanover	President, Chief Operating Officer and	March 11, 2008
Marc S. Hanover	Director

/s/ Andrew M. Clarkson	Director	March 11, 2008
Andrew M. Clarkson

/s/ J. Kenneth Glass	Director	March 11, 2008
J. Kenneth Glass

/s/ Robert W. Karr	Director	March 11, 2008
Robert W. Karr, M.D.

/s/ Rosemary Mazanet	Director	March 11, 2008
Rosemary Mazanet, M.D., Ph.D.

/s/ John H. Pontius	Director	March 11, 2008
John H. Pontius

/s/ Timothy R. G. Sear	Director	March 11, 2008
Timothy R. G. Sear

/s/ Michael G. Carter	Director	March 11, 2008
Michael G. Carter, M. D.

GTx, Inc.

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
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm.

/s/ Mitchell S. Steiner	/s/ Mark E. Mosteller
Mitchell S. Steiner, M.D., F.A.C.S.	Mark E. Mosteller, CPA
Vice Chairman and	Vice President, Chief Financial Officer
Chief Executive Officer	and Treasurer
Memphis, Tennessee
March 6, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of GTx, Inc.
     We have audited GTx, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GTx Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of GTx, Inc. and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 6, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of GTx, Inc.
     We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, to account for stock based compensation.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GTx, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 6, 2008

GTx, Inc.
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$100,178	$119,550
Short-term investments	9,810	—
Accounts receivable, net	117	61
Inventory	78	207
Receivable from collaboration partners	40,719	660
Prepaid expenses and other current assets	1,362	1,222

Total current assets	152,264	121,700
Property and equipment, net	2,308	1,936
Intangible assets, net	4,430	4,226
Other assets	728	1,393

Total assets	$159,730	$129,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,614	$1,336
Accrued expenses	6,784	3,149
Deferred revenue – current portion	10,934	5,852

Total current liabilities	19,332	10,337
Deferred revenue, less current portion	61,245	21,554
Capital lease obligation	10	15
Other long-term liability	226	300
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,216,263 shares issued and outstanding at December 31, 2007 and 34,822,362 shares issued and outstanding at December 31, 2006	36	35
Additional paid-in capital	349,019	326,793
Accumulated deficit	(270,138)	(229,779)

Total stockholders’ equity	78,917	97,049

Total liabilities and stockholders’ equity	$159,730	$129,255

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product sales, net	$1,076	$1,357	$2,445
Collaboration revenue	6,050	6,148	1,337

Total revenues	7,126	7,505	3,782
Costs and expenses:
Cost of product sales	621	773	1,573
Research and development expenses	38,508	33,897	30,923
General and administrative expenses	13,501	11,352	9,845

Total costs and expenses	52,630	46,022	42,341

Loss from operations	(45,504)	(38,517)	(38,559)
Interest income	5,145	3,007	1,720

Net loss	$(40,359)	$(35,510)	$(36,839)

Net loss per share:
Basic and diluted	$(1.16)	$(1.14)	$(1.42)

Weighted average shares used in computing net loss per share:
Basic and diluted	34,940,151	31,150,035	25,982,478

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share data)

	Stockholders’ Equity
	Common		Deferred			Total
	Stock		Stock	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Compensation	Capital	Deficit	Equity
Balances at January 1, 2005	24,664,716	$25	$(2,701)	$224,015	$(157,430)	$63,909
Issuance of common stock	6,325,000	6	—	45,657	—	45,663
Amortization of stock-based compensation	—	—	487	—	—	487
Exercise of employee stock options	4,251	—	—	27	—	27
Forfeitures of stock-based compensation	—	—	489	(489)	—	—
Directors’ deferred compensation	—	—	—	180	—	180
Share-based compensation related to the modification of employee stock options	—	—	—	152	—	152
Net loss and comprehensive loss		—	—		(36,839)	(36,839)

Balances at December 31, 2005	30,993,967	31	(1,725)	269,542	(194,269)	73,579
Issuance of common stock	3,799,600	4	—	57,422	—	57,426
Exercise of employee stock options	28,795	—	—	153	—	153
Directors’ deferred compensation	—	—	—	140	—	140
Share-based compensation	—	—	—	1,261	—	1,261
Reversal of deferred stock compensation	—	—	1,725	(1,725)	—	—
Net loss and comprehensive loss	—	—	—	—	(35,510)	(35,510)

Balances at December 31, 2006	34,822,362	35	—	326,793	(229,779)	97,049
Issuance of common stock	1,285,347	1	—	19,176	—	19,177
Exercise of employee stock options	108,554	—	—	826	—	826
Directors’ deferred compensation	—	—	—	183	—	183
Share-based compensation	—	—	—	2,041	—	2,041
Net loss and comprehensive loss	—	—	—	—	(40,359)	(40,359)

Balances at December 31, 2007	36,216,263	$36	$—	$349,019	$(270,138)	$78,917

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(40,359)	$(35,510)	$(36,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	1,140	1,038
Share-based compensation	2,041	1,261	639
Directors’ deferred compensation	183	140	180
Deferred revenue amortization	(6,050)	(6,148)	(1,337)
Foreign currency transaction (gain) loss	(140)	237	—
Loss on retirement of property and equipment	9	—	33
Changes in assets and liabilities:
Short-term investments	(9,810)	—	—
Accounts receivable, net	(56)	92	(153)
Inventory	129	(72)	313
Receivable from collaboration partners	(39,372)	(2,146)	—
Prepaid expenses and other assets	(21)	419	(93)
Accounts payable	278	(71)	507
Accrued expenses and other long-term liability	3,561	(61)	893
Deferred revenue	50,823	29,259	—

Net cash used in operating activities	(37,634)	(11,460)	(34,819)

Cash flows from investing activities:
Purchase of property and equipment	(1,223)	(578)	(1,381)
Purchase of intangible assets	(513)	—	—

Net cash used in investing activities	(1,736)	(578)	(1,381)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,177	57,426	45,663
Proceeds from exercise of employee stock options	826	153	27
Payments on capital lease obligation	(5)	(5)	(4)

Net cash provided by financing activities	19,998	57,574	45,686

Net increase (decrease) in cash and cash equivalents	(19,372)	45,536	9,486
Cash and cash equivalents, beginning of year	119,550	74,014	64,528

Cash and cash equivalents, end of year	$100,178	$119,550	$74,014

     The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Business and Basis of Presentation
Business
     GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. GTx operates in one business segment.
     GTx is developing ACAPODENE® (toremifene citrate), a selective estrogen receptor modulator (“SERM”) in two separate clinical programs in men: first, a pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy (“ADT”) for advanced prostate cancer and second, a pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). GTx has licensed to Ipsen Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize ACAPODENE® and other products containing toremifene for all indications which we have licensed from Orion Corporation (“Orion”). The Company has entered into an exclusive license and collaboration agreement with Merck & Co., Inc. (“Merck”) establishing a global strategic collaboration for the discovery, development and commercialization of selective androgen receptor modulators (“SARMs”), including Ostarine™. GTx is currently evaluating Ostarine™ in a Phase II clinical trial for the treatment of muscle loss in patients with cancer, which is known as cancer cachexia.
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
Short-term Investments
     Short-term investments consist of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents. At December 31, 2007, the Fund’s NAV was $0.9874 per share. For the year ended December 31, 2007, the Company recognized a loss on its investment in the Fund of approximately $137.
     The Company has classified this investment as trading, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value and all unrealized gains and losses are included in the statement of operations.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Inventory
     Inventory consists of FARESTON® tablets that are manufactured by Orion and delivered to the Company as finished goods. Inventory is stated at the lower of cost (first-in, first-out method) or market.
Property and Equipment
     Property and equipment is stated at cost. Amortization of leasehold improvements is recognized over the shorter of the estimated useful life of the leasehold improvement or the lease term. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Laboratory and office equipment	3 to 5 years

Leasehold improvements	3 to 6 years

Furniture and fixtures	5 years

Computer equipment and software	3 years
Intangible Assets
     The Company accounts for its intangible assets in accordance with SFAS No.142, Goodwill and Other Intangible Assets, which requires that purchased intangible assets with finite lives be amortized over their estimated economic lives. The Company’s intangible assets consist of license fees and represent the value of each license acquired by the Company pursuant to the agreements described in Note 6. The license fees are being amortized on a straight-line basis over the respective terms of the agreements.
Impairment of Long-Lived Assets
     In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. An impairment loss would be recognized when estimated future cash flows is less than the carrying amount. The cash flow estimates would be based on management’s best estimates, using appropriate and customary assumptions and projections at the time.
Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values.
Concentration of Risk
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company has established guidelines relating to diversification and maturities of its cash equivalents and short-term investments which are designed to manage risk. The Company’s cash equivalents consist of bank deposits, certificates of deposit and money market funds. Bank deposits may at times be in excess of FDIC insurance limits. The Company’s short-term investments consist of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio as discussed in Short-term Investments in Note 2.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
     Three wholesale drug distributors individually comprised 51%, 35% and 8%, respectively, of the Company’s accounts receivable as of December 31, 2007. These three distributors represented 33%, 38% and 22%, respectively, of the Company’s gross product sales for the year ended December 31, 2007.
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB No. 104”) and SFAS No. 48, Revenue Recognition When Right of Return Exists, are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At December 31, 2007 and 2006, the Company’s accrual for product returns was $324 and $415, respectively. If actual future results are different than the Company’s estimates, the Company may need to adjust its estimated accrual for product returns, which could have a material effect on results of operations in the period of the adjustment.
     Collaboration revenue consists of non-refundable upfront payments and license fees associated with the Company’s collaboration and license agreements discussed in Note 8. The Company recognizes this revenue in accordance with SAB No. 104, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company analyzes agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting in accordance with EITF 00-21. For these arrangements, the Company generally is not able to identify evidence of fair value for the undelivered elements and therefore recognizes any consideration for a single unit of accounting in the same manner as revenue is recognized for the final deliverable, which is generally ratable over the performance period. The performance period is estimated at the inception of the agreement and is reevaluated at each reporting period. Cost reimbursements for research and development activities are recognized as collaboration revenue if the provisions of EITF 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured. Revenues from milestone payments for which the Company has no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred.  Performance obligations typically consist of significant milestones in the development life cycle of the related products and technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Income Taxes
     The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2007 and 2006, net of the valuation allowance, the net deferred tax assets were reduced to zero.
Stock Options
     The Company has stock option plans that provide for the purchase of the Company’s common stock by certain of its employees and directors. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. See Note 3 for further discussion.
Deferred Stock Compensation
     In anticipation of the Company’s initial public offering on February 6, 2004, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise price for stock options issued to employees from June 30, 2003 to December 31, 2003. Accordingly, the Company recorded non-cash deferred stock-based compensation of $4,055, and amortized the related expense on a straight-line basis over the estimated service period, which was generally five years. The Company recorded amortization of deferred stock compensation of $487 for year ended December 31, 2005. At December 31, 2005, the Company had approximately $1,725 of deferred stock-based compensation to be amortized over the remaining vesting periods of the related stock options. At January 1, 2006, upon adoption of SFAS 123R, the unamortized balance was reduced to zero with an offsetting adjustment to additional paid-in capital.
Basic and Diluted Net Loss Per Share
     The Company computes net loss per share according to SFAS No. 128, Earnings per Share, which requires disclosure of basic and diluted earnings (loss) per share.
     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
     The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Basic and diluted net loss per share
Numerator:
Net loss	$(40,359)	$(35,510)	$(36,839)

Denominator:
Common stock outstanding at beginning of period	34,822,362	30,993,967	24,664,716
Issuance of common stock on a weighted average basis	49,301	145,738	1,316,986
Exercise of employee stock options on a weighted average basis	68,488	10,330	776

Weighted average shares used in computing basic and diluted net loss per share	34,940,151 (1)	31,150,035 (2)	25,982,478 (3)

Basic and diluted net loss per share	$(1.16)	$(1.14)	$(1.42)

(1)	The weighted average shares used in computing basic and diluted net loss per share for the year ended December 31, 2007 included 49,301 shares, which represents the weighted average effect during the period of the Company’s issuance of 1,285,347 shares of common stock to Merck on December 18, 2007. At December 31, 2007, the Company had outstanding 36,216,263 shares of common stock.

(2)	The weighted average shares used in computing basic and diluted net loss per share for the year ended December 31, 2006 included 145,738 shares, which represents the weighted average effect during the period of the Company’s issuance of 3,799,600 shares of common stock on December 18, 2006.

(3)	The weighted average shares used in computing basic and diluted net loss per share for the year ended December 31, 2005 included 1,316,986 shares, which represents the weighted average effect during the period of the Company’s issuance of 6,325,000 shares of common stock on October 17, 2005.
     Weighted average options outstanding to purchase shares of common stock of 1,835,743, 1,462,842, and 1,244,232 were excluded from the calculation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, as inclusion of the options would have an anti-dilutive effect on the net loss per share for the periods.
Comprehensive Loss
     The Company has adopted the provisions of SFAS No. 130, Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.
Reclassification
     The prior period computer software balance of $488 has been reclassified from intangible assets to property and equipment in order to conform to the current period presentation. In addition, the 2006 and 2005 computer software purchases of $240 and $446, respectively, as reported in the statements of cash flows for the respective periods, have been reclassified from purchase of intangible assets to purchase of property and equipment.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the standard had no effect on the Company’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB has deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial position or results of operations.
     In June 2007, the Emerging Issues Task Force issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development (“EITF 07-03”). EITF 07-03 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.
     In November 2007, the Emerging Issues Task Force issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 concludes that the equity method of accounting cannot be applied to collaborative arrangement activities that are not conducted within a separate legal entity. Instead, the revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF 99-19, and other applicable accounting literature. EITF 07-01 is effective for years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-01 will have a material impact on its financial position or results of operations.
3. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock option plans. Prior to January 1, 2006, the Company accounted for share-based compensation expense using the intrinsic value recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS No.123, Accounting for Share-based Compensation (“SFAS 123”).
     The Company grants options to purchase common stock to certain employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The options have a term of ten years from the grant date and vest three years from the grant date for director options and in periods up to five years from the grant date for employee options. Employees generally have 90 days after the employment relationship ends to exercise all vested options except in the case of retirement, permanent disability or death, where exercise periods are generally longer. The Company issues new shares of common stock upon the exercise of options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of certain stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
     Total share-based compensation expense for the year ended December 31, 2007 was $2,224, of which $1,047 and $1,177 were recorded in the statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the year ended December 31, 2006 was $1,401, of which $540 and $861 were recorded in the statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the year ended December 31, 2005 was $819. Share-based compensation expense for the years ended December 31, 2007, 2006 and 2005 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $183, $140 and $180, respectively.
     Since the Company adopted SFAS 123R under the modified prospective and the prospective transition methods, results from periods prior to 2006 have not been restated. On the date of adoption of SFAS 123R, the unamortized balance of deferred stock compensation of $1,725 was reduced to zero with an offsetting adjustment to additional paid-in capital (see Note 2). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123R. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of share-based options granted in the future, actual forfeiture rates and the timing of option exercises.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No.123 to options granted under the Company’s stock option plans in 2005.

Year Ended
December 31,
2005
Net loss as reported	$(36,839)
Add: Share-based compensation expense included in reported net loss	819
Deduct: Share-based compensation expense determined under the fair value based method	(2,034)

Pro forma net loss	$(38,054)

Net loss per share:
Basic – as reported	$(1.42)

Basic – pro forma	$(1.46)

Diluted – as reported	$(1.42)

Diluted – pro forma	$(1.46)

     For the years ended December 31, 2007, 2006 and 2005, the weighted average grant date fair value per share of options granted was $10.41, $5.67 and $6.23, respectively. The weighted average for key assumptions used in determining the fair value of options granted in 2007, 2006 and 2005 and a summary of the methodology applied to develop each assumption are as follows:

	Years Ended December 31,
	2007	2006	2005
Expected price volatility	50.6%	70.3%	61.6%
Risk-free interest rate	4.6%	4.6%	4.0%
Weighted average expected life in years	6.9 years	6.0 years	5.7 years
Dividend yield	0%	0%	0%
Forfeiture rate	12.0%	14.0%	n/a

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. During 2007, the Company based its determination of expected volatility on its historical stock price volatility. Prior to 2007, the Company used an average expected price volatility of other publicly traded biopharmaceutical companies because the Company believed that it was the best indicator of future volatility, since the Company had less than two years of its own historical stock price volatility. This change in estimate did not have a material effect on the Company’s results from operations for the year ended December 31, 2007. An increase in the expected price volatility will increase compensation expense.
     Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
     Expected Life — This is the period of time over which the options granted are expected to remain outstanding and is determined by calculating the average of the vesting term and the contractual term of the options, as allowed by SAB 107. The Company has utilized this method due to the lack of historical option exercise information related to the Company’s stock option plans. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
     Dividend Yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
     Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The forfeiture rate is estimated at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
     The following is a summary of stock option transactions for all of the Company’s stock option plans for the three year period ended December 31, 2007:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at January 1, 2005	1,143,207	$7.66
Options granted	236,000	10.71
Options forfeited	(73,206)	6.83
Options exercised	(4,251)	8.87

Options outstanding at December 31, 2005	1,301,750	8.27
Options granted	225,834	8.50
Options forfeited	(40,500)	9.42
Options exercised	(28,795)	5.32

Options outstanding at December 31, 2006	1,458,289	8.33
Options granted	566,417	18.23
Options forfeited	(36,500)	12.70
Options exercised	(108,554)	7.61

Options outstanding at December 31, 2007	1,879,652	11.27

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual	Average	Number	Exercise
Exercise Price	Outstanding	Life (years)	Exercise Price	Exercisable	Price
$2.24	17,775	2.89	$2.24	17,775	$2.24
$2.25 - $7.85	761,044	5.54	6.64	492,110	6.49
$7.86 - $20.45	1,100,833	8.14	14.61	169,549	11.75

	1,879,652	7.04	11.27	679,434	7.69

     At December 31, 2007, the aggregate intrinsic value of all outstanding options was $7,967 with a weighted average remaining contractual term of 7.04 years, of which 679,434 of the outstanding options are currently exercisable with an aggregate intrinsic value of $4,530, a weighted average exercise price of $7.69 and a weighted average remaining contractual term of 5.25 years. There were 108,554 options exercised during the year ended December 31, 2007. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,191, $204, and $11, respectively. At December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $5,047 with a weighted average expense recognition period of 2.08 years. Options available for future issuance under the Company’s stock option plans were 1,774,536 at December 31, 2007. On January 1, 2008, options available for future issuance increased to 2,830,203 in accordance with the provisions of the Company’s stock option plans.
4. Property and Equipment, Net
     Property and equipment consist of the following:

	December 31,
	2007	2006
Laboratory and office equipment	$3,080	$2,633
Leasehold improvements	669	669
Furniture and fixtures	328	312
Computer equipment and software	1,581	1,209
In process equipment and software	491	136

	6,149	4,959
Less: accumulated depreciation	(3,841)	(3,023)

	$2,308	$1,936

     Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $841, $842 and $736, respectively. Of these amounts, $388, $403 and $468, respectively, were included in research and development expenses in the statements of operations.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2007	2006
Research and development	$3,314	$627
Clinical trial	1,502	1,117
Other	1,475	924
Professional fees	493	481

	$6,784	$3,149

6. Intangible Assets
     Intangible assets consist of the following:

	December 31,
	2007	2006
License fees	$5,339	$4,826
Less: accumulated amortization	(909)	(600)

	$4,430	$4,226

     In accordance with the terms of the Amended and Restated License and Supply Agreement that the Company entered into with Orion in December 2004 (“Orion License and Supply Agreement”), the Company was required to pay a license fee of $4,826. This license fee is being amortized on a straight-line basis over the term of the Orion License and Supply Agreement which the Company estimates to be 16 years. In accordance with the terms of the Consolidated, Amended, and Restated License Agreement (“SARM License”) and the Amended and Restated License Agreement (“SERM License”) that the Company entered into with the University of Tennessee Research Foundation (“UTRF”) in July 2007 and September 2007, respectively, the Company paid a one-time up-front fee of $290 per license. The license fees under the SARM License and SERM License are being amortized on a straight-line basis over the respective terms of the agreements, which the Company estimates to be approximately 14 years and 11.5 years, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $309, $298 and $302, respectively. See Note 8 for additional information on intangible assets. See also Note 2 for additional information on the reclassification of the prior period computer software balance from intangible assets to property and equipment.
     Estimated future amortization expense for purchased intangible assets at December 31, 2007 is as follows:

Years Ending December 31,
2008	$332
2009	332
2010	332
2011	332
2012	332
Thereafter	2,770

Total	$4,430

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
     On December 18, 2006, the Company completed a public offering of 3,799,600 shares of common stock at a price to the public of $16.00 per share. Net cash proceeds from this offering were $57,426 after deducting placement agent fees and other offering expenses.
     On December 18, 2007, the Company completed a private placement of 1,285,347 shares of common stock to Merck at a per share price of $23.34 (see Note 8).
8. Collaboration and License Agreements
Merck & Co., Inc.
     On November 5, 2007, GTx and Merck entered into a global Exclusive License and Collaboration Agreement (the “Merck Collaboration Agreement”) governing the Company’s and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by the Company and Merck and those yet to be discovered, for all potential indications of interest. The Collaboration Agreement became effective on December 18, 2007.
     Under the Merck Collaboration Agreement, the Company has granted Merck an exclusive worldwide license under its SARM-related patents and know-how. The Company will conduct preclinical research of SARM compounds and products, and Merck will be primarily responsible for conducting and funding development and commercialization of products developed under the Merck Collaboration Agreement. Merck has agreed to pay the Company an upfront licensing fee of $40,000, which was received in January 2008. In addition, Merck has agreed to pay the Company $15,000 in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the Merck Collaboration Agreement. The Company is also eligible to receive under the Merck Collaboration Agreement up to $422,000 in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the Merck Collaboration Agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the Merck Collaboration Agreement. Merck has also agreed to pay the Company tiered royalties on net sales of products that may be developed under the Merck Collaboration Agreement. The Company is responsible for any payments owed to UTRF resulting from the Merck Collaboration Agreement.
     Unless terminated earlier, the Merck Collaboration Agreement will remain in effect in each country of sale at least until the expiration of all valid claims of the licensed patents in such country. However, Merck may terminate the Merck Collaboration Agreement at its election at any time after a specified period of time following the effectiveness of the Merck Collaboration Agreement, and either party may terminate the Merck Collaboration Agreement at any time for the other party’s uncured material breach or bankruptcy. Under certain conditions, Merck will continue to owe royalties on certain products after it terminates the Merck Collaboration Agreement without cause.
     The Company and Merck also entered into a Stock Purchase Agreement on November 5, 2007 pursuant to which the Company agreed to sell and Merck agreed to purchase at the closing on December 18, 2007, 1,285,347

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
newly-issued shares of the Company’s common stock for an aggregate purchase price of approximately $30,000, or $23.34 per share. The per share price of $23.34 represents 140% of the average of the last reported sales prices of the Company’s common stock for the 30 consecutive trading days ended November 2, 2007.
     The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represents the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments are being recognized as revenue over the period of the Company’s performance obligation, which the Company estimates to be ten years. The Company recognized as collaboration revenue $198 for the year ended December 31, 2007 from the amortization of the Merck deferred revenue. Cost reimbursements for research and development activities will begin to be recognized as collaboration revenue when the amounts are determinable and collection of the related receivable is reasonably assured.
Ipsen Collaboration and License Agreement
     In September 2006, the Company entered into a collaboration and license agreement with Ipsen pursuant to which the Company granted Ipsen exclusive rights in the European Territory to develop and commercialize ACAPODENE® and other products containing toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In accordance with the terms of the license agreement, Ipsen has agreed to pay the Company €23,000 as a license fee and expense reimbursement, of which €1,500 is to be paid in equal installments over a three year period from the date of the agreement. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. In September 2007, the Company received €500 (approximately $688) from Ipsen as the first annual installment payment. Pursuant to the agreement, GTx is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of ACAPODENE® in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize ACAPODENE® in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene (including ACAPODENE®) which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. GTx will remain responsible for paying upstream royalties on ACAPODENE® to both Orion and UTRF for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     The Company recorded deferred revenue of $29,259 related to the Ipsen upfront license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for ACAPODENE® in the European Territory. The Company recognized as collaboration revenue $5,852 and $1,853 for the years ended December 31, 2007and 2006, respectively, from the amortization of the Ipsen deferred revenue.
University of Tennessee Research Foundation License Agreements
     On July 24, 2007, the Company and UTRF entered into the SARM License to consolidate and replace the Company’s two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to the SARM License, the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.
     On September 24, 2007, the Company and UTRF entered into the SERM License to replace the Company’s previously existing exclusive worldwide license agreement for ACAPODENE®. Pursuant to the SERM License, the

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Company was granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including ACAPODENE® for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee.
     Under both the SARM License and the SERM License, the Company agreed to pay to UTRF a one-time, upfront fee of $290 per license. The Company is also obligated to pay UTRF annual license maintenance fees and royalties on sublicense revenues and net sales of products.
Orion Corporation License and Supply Agreement
     On December 29, 2004, the Company entered into the Orion License and Supply Agreement granting the Company exclusive rights to Orion’s compound, toremifene, for all products for human uses, including the Company’s product candidate, ACAPODENE®, excluding, however, products for breast cancer sold outside of the United States. The Orion License and Supply Agreement, which has an effective date of January 1, 2005, replaces an earlier agreement entered into with Orion in 2000, and subsequently amended in 2001 and 2003 (“Original Orion License”). Under the Orion License and Supply Agreement, the Company was required to pay a license fee of $4,826. The term of the Orion License and Supply Agreement will survive for the term of the Company’s patents, including the Company’s patents to treat complications arising from ADT and the patents it licenses from UTRF for the treatment and/or prevention of PIN and prostate cancer. The term of the Company’s method of use patents extend from 2019 to 2023.
     Under the Original Orion License, the Company paid Orion $400, which it is allowed to offset along with clinical trial expenses against licensing fees and milestone payments it will pay to Orion if the Company sublicenses rights to its patents to third parties. The Orion License and Supply Agreement retains these provisions and obligates the Company to make future royalty payments of varying amounts for toremifene based products for breast cancer in the United States and to treat or prevent PIN or prostate cancer or to treat complications arising from ADT.
     The Company has agreed to achieve specified minimum sales requirements of ACAPODENE® in the United States after commercialization of the product or it must pay Orion royalties based on the amount of the shortfall. In addition, the Company is required to pay up to $1,000 if the Company is acquired before receiving marketing approval for the use of ACAPODENE® for the prevention or treatment of PIN or prostate cancer or to treat complications arising from ADT. Orion may terminate the Orion License and Supply Agreement if marketing approval for ACAPODENE® is not granted in the United States by December 31, 2009.
Ortho Biotech Collaboration and License Agreement
     In March 2004, the Company entered into a joint collaboration and license agreement with Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (“Ortho Biotech”), for andarine and specified backup SARM compounds. Under the terms of the agreement, the Company received in April 2004 an upfront licensing fee and expense reimbursement totaling $6,687. The upfront licensing fee and expense reimbursement were deferred and amortized into revenue on a straight-line basis over the estimated five year andarine development period. In December 2006, the Company reacquired full rights to develop and commercialize andarine and all backup compounds previously licensed to Ortho Biotech, and the joint collaboration and license agreement was terminated by mutual agreement of the parties. In connection with the termination of the Ortho Biotech agreement, the Company recognized the associated $3,100 balance of deferred revenue as additional collaboration revenue. The Company recognized revenue of $4,295 and $1,337 for the years ended December 31, 2006 and 2005, respectively, from the amortization of the upfront license fee and expense reimbursement.
9. Income Taxes
     We have incurred net losses since inception and, consequently, have not recorded any U.S. federal and state income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
     The principal components of the Company’s net deferred income tax assets consist of the following:

	December 31,
	2007	2006
Deferred income tax assets:
Net federal and state operating loss carryforwards	$57,252	$38,921
Research and development credits	6,200	4,614
Cash basis method	—	641
Deferred stock compensation	2,010	1,185
Deferred revenue	7,511	10,319

Total deferred tax assets	72,973	55,680

Deferred income tax liabilities:
Depreciation and amortization	66	84
Other	284	—

Total deferred tax liabilities	350	84

Net deferred income tax assets	72,623	55,596
Valuation allowance	(72,623)	(55,596)

	$—	$—

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17,027, $14,690 and $15,047 in 2007, 2006 and 2005, respectively.
     At December 31, 2007, the Company had net federal operating loss carryforwards of approximately $150,000, which expire from 2018 to 2027 if not utilized. The Company had state operating loss carryforwards of approximately $112,718, which expire from 2013 to 2022 if not utilized. The Company also had research and development credits of $6,200, which expire from 2018 to 2027 if not utilized.
     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.
10. Directors’ Deferred Compensation Plan
     Since June 30, 2004, non-employee directors have had the opportunity to defer all or a portion of their fees under the Company’s Directors’ Deferred Compensation Plan until termination of their status as directors. Deferrals can be made into a cash account, a stock unit account, or a combination of both. Stock unit accounts will be paid out in the form of Company common stock, except that any fractional shares will be paid out in cash valued at the then current market price of the Company’s common stock. Cash accounts and stock unit accounts under the Directors’ Deferred Compensation Plan are credited with interest or the value of any cash and stock dividends, as applicable. Non-employee directors are fully vested in any amounts that they elect to defer under the Directors’ Deferred Compensation Plan.
     For the years ended December 31, 2007, 2006 and 2005, the Company incurred board of director fee expense of $207, $163 and $192, respectively, of which $183, $140 and $180 was deferred and will be paid in common stock. At December 31, 2007, 43,367 stock units had been credited to individual director stock unit accounts.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
11. 401(k) Plan
     The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $15.5 for employees under age 50 and $20 for employees 50 and older in calendar year 2007. Employee contributions are held in the employees’ name and invested by the plan’s trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee’s contributions to the plan in the amount of $210 and $89 in 2007 and 2006, respectively.
12. Commitments and Contingencies
Operating Lease Commitments
     The Company leases laboratory facilities and office space pursuant to a lease, which is accounted for as an operating lease. The lease expires December 31, 2008, with an option to extend for up to two additional years and is terminable by either party upon 90 days’ notice. In addition, in December 2007, the Company entered into a sublease for additional office space. This new office space sublease will be accounted for as an operating lease and has a term from January 1, 2008 through April 15, 2015. The Company has an option to cancel this sublease beginning December 31, 2010. Rent expense was approximately $765, $712 and $599 for the years ended December 31, 2007, 2006 and 2005, respectively.
     As of December 31, 2007, minimum payments under operating lease arrangements were as follows:

2008	$323
2009	446
2010	611

Total	$1,380

Purchase Commitments
     The Company had outstanding contractual purchase obligations of $280 and $19 at December 31, 2007 and 2006, respectively. These outstanding contractual purchase obligations are not recorded in the accompanying financial statements as the amounts represent future obligations, not liabilities, at December 31, 2007 and 2006 respectively.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)
13. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	Fiscal 2007 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues:
Product sales, net	$192	$360	$268	$256
Collaboration revenue	1,463	1,463	1,463	1,661

Total revenues	1,655	1,823	1,731	1,917
Costs and expenses:
Cost of product sales	109	206	148	158
Research and development expenses	8,007	8,575	9,881	12,045
General and administrative expenses	3,117	3,609	3,182	3,593

Total costs and expenses	11,233	12,390	13,211	15,796

Loss from operations	(9,578)	(10,567)	(11,480)	(13,879)
Interest income	1,454	1,364	1,238	1,089

Net loss	$(8,124)	$(9,203)	$(10,242)	$(12,790)

Net loss per share:
Basic	$(0.23)	$(0.26)	$(0.29)	$(0.36)

Diluted	$(0.23)	$(0.26)	$(0.29)	$(0.36)

	Fiscal 2006 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues:
Product sales, net	$876	$288	$348	$(155	)(a)
Collaboration revenue	334	335	724	4,755	(b)

Total revenues	1,210	623	1,072	4,600
Costs and expenses:
Cost of product sales	467	170	118	18
Research and development expenses	8,441	8,444	9,614	7,398
General and administrative expenses	2,950	2,692	2,867	2,843

Total costs and expenses	11,858	11,306	12,599	10,259

Loss from operations	(10,648)	(10,683)	(11,527)	(5,659)
Interest income	724	699	638	946

Net loss	$(9,924)	$(9,984)	$(10,889)	$(4,713)

Net loss per share:
Basic	$(0.32)	$(0.32)	$(0.35)	$(0.15)

Diluted	$(0.32)	$(0.32)	$(0.35)	$(0.15)

(a)	Decrease in net product sales reflects the increase during the quarter to the Company’s reserve for FARESTON® product returns. See Note 2, Revenue Recognition.

(b)	Increase reflects amortization of Ipsen deferred revenue for the entire quarter and recognition of the remaining balance of Ortho Biotech deferred revenue in connection with the termination of the Ortho Biotech agreement. See Note 8, Collaboration and License Agreements.