Form 10-Q
period 2008-06-30
GTX INC /DE/
filed 2008-08-05
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 31, 2008, 36,334,684 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,937	$100,178
Short-term investments	5,040	9,810
Accounts receivable, net	121	117
Inventory	175	78
Receivable from collaboration partners	785	40,719
Prepaid expenses and other current assets	1,515	1,362

Total current assets	120,573	152,264
Property and equipment, net	3,967	2,308
Intangible assets, net	4,262	4,430
Other assets	782	728

Total assets	$129,584	$159,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,483	$1,614
Accrued expenses	6,078	6,784
Deferred revenue — current portion	10,934	10,934

Total current liabilities	18,495	19,332
Deferred revenue, less current portion	55,778	61,245
Other long-term liabilities	195	236
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,311,490 shares issued and outstanding at June 30, 2008 and 36,216,263 shares issued and outstanding at December 31, 2007	36	36
Additional paid-in capital	351,204	349,019
Accumulated deficit	(296,124)	(270,138)

Total stockholders’ equity	55,116	78,917

Total liabilities and stockholders’ equity	$129,584	$159,730

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Product sales, net	$274	$360	$531	$552
Collaboration revenue	2,734	1,463	6,950	2,926

Total revenue	3,008	1,823	7,481	3,478
Costs and expenses:
Cost of product sales	155	206	290	315
Research and development expenses	10,370	8,575	24,369	16,582
General and administrative expenses	6,424	3,609	10,674	6,726

Total costs and expenses	16,949	12,390	35,333	23,623

Loss from operations	(13,941)	(10,567)	(27,852)	(20,145)
Interest income	698	1,364	1,866	2,818

Net loss	$(13,243)	$(9,203)	$(25,986)	$(17,327)

Net loss per share:
Basic and diluted	$(0.37)	$(0.26)	$(0.72)	$(0.50)

Weighted average shares used in computing net loss per share:
Basic and diluted	36,256,681	34,885,213	36,240,893	34,863,807

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(25,986)	$(17,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	671	562
Share-based compensation	1,524	875
Directors’ deferred compensation	95	75
Deferred revenue amortization	(5,467)	(2,926)
Foreign currency transaction gain	(115)	(66)
Changes in assets and liabilities:
Short-term investments	4,770	—
Accounts receivable, net	(4)	(46)
Inventory	(97)	65
Receivable from collaboration partners	39,983	—
Prepaid expenses and other assets	(141)	(941)
Accounts payable	(131)	2,028
Accrued expenses and other long-term liabilities	(745)	274

Net cash provided by (used in) operating activities	14,357	(17,427)

Cash flows from investing activity:
Purchase of property and equipment	(2,162)	(576)

Net cash used in investing activity	(2,162)	(576)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	566	483
Payments on capital lease obligation	(2)	(2)

Net cash provided by financing activities	564	481

Net increase (decrease) in cash and cash equivalents	$12,759	$(17,522)
Cash and cash equivalents, beginning of period	100,178	119,550

Cash and cash equivalents, end of period	$112,937	$102,028

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
     GTx is developing toremifene citrate, a selective estrogen receptor modulator (“SERM”) in two separate clinical programs in men: first, toremifene 80 mg in a completed pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy (“ADT”) for advanced prostate cancer and second, toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). GTx has licensed to Ipsen Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize toremifene for all indications which the Company has licensed from Orion Corporation (“Orion”). In December 2007, the Company and Merck & Co., Inc. (“Merck”) entered into a collaboration to discover and develop selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, cancer cachexia (muscle wasting), and other musculoskeletal conditions. The Company and Merck are conducting several Phase I and Phase II clinical trials evaluating multiple SARM product candidates, including Ostarine™ (now designated as MK-2866) for sarcopenia. Ostarine™ is also in a Phase II clinical trial for muscle wasting (cachexia) in patients with cancer.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2008.
Use of Estimates
     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates its accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At June 30, 2008 and December 31, 2007, the Company’s accrual for product returns was $283 and $324, respectively.
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
Short-term Investments
     Short-term investments consist of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of $1.00 per share. The Fund ceased accepting new orders for new shares and began an orderly distribution of Fund assets to its shareholders. At June 30,

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
2008 and December 31, 2007, the Fund’s NAV was $0.9705 and $0.9874 per share, respectively. The Company has classified this investment as trading, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value and all unrealized gains and losses are included in the condensed statement of operations. For the three and six months ended June 30, 2008, the Company recognized a gain on its investment in the Fund of approximately $3 and a loss of approximately $116, respectively. The fair value of this investment was determined based on quoted market prices and other observable market data, or Level 1 and Level 2 inputs as defined by SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).
Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The fair value of the Company’s short-term investments is subject to the fair value measurement criteria in SFAS No. 157 (see Short-Term Investments above). The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial position or results of operations.
     In November 2007, the Emerging Issues Task Force issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 concludes that the equity method of accounting cannot be applied to collaborative arrangement activities that are not conducted within a separate legal entity. Instead, the revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF 99-19 and other applicable accounting literature. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-01 will have a material impact on its financial position or results of operations.
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
     Total share-based compensation expense for the three months ended June 30, 2008 was $838, of which $342 and $496 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended June 30, 2007 was $443, of which $193 and $250 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2008 was $1,619, of which $687 and $932 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2007 was $950, of which $426 and $524 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended June 30, 2008 and 2007 included share-based compensation expense related to

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
deferred compensation arrangements for the Company’s directors of $44 and $37, respectively, and $95 and $75 for the six months ended June 30, 2008 and 2007, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected price volatility	54.2%	50.2%	51.4%	50.7%
Risk-free interest rate	2.9%	4.6%	3.5%	4.6%
Weighted average expected life in years	6.8	6.7	6.9	6.9
     The following is a summary of stock option transactions for all of the Company’s stock option plans since the Company’s most recent fiscal year end:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2007	1,879,652	$11.27
Options granted	917,000	14.97
Options forfeited	(22,496)	11.44
Options exercised	(95,227)	5.95

Options outstanding at June 30, 2008	2,678,929	12.72

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net loss per share
Numerator:
Net loss	$(13,243)	$(9,203)	$(25,986)	$(17,327)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	36,236,263	34,877,079	36,216,263	34,822,362
Exercise of employee stock options	20,418	8,134	24,630	41,445

Weighted average shares used in computing basic and diluted net loss per share	36,256,681	34,885,213	36,240,893	34,863,807

Basic and diluted net loss per share	$(0.37)	$(0.26)	$(0.72)	$(0.50)

     Weighted average options outstanding to purchase shares of common stock of 2,660,907 and 1,830,791 for the three months ended June 30, 2008 and 2007, respectively, and 2,604,671 and 1,795,733 for the six months ended June 30, 2008 and 2007, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.
4. Collaboration and License Agreements
Merck & Co., Inc.
     In December 2007, GTx and Merck entered into a global exclusive license and collaboration agreement (the “Merck Collaboration Agreement”) governing the Company’s and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by the Company and Merck and those yet to be discovered, for all potential indications of interest.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
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
     The Company and Merck also entered into a Stock Purchase Agreement pursuant to which the Company sold to Merck at the closing on December 18, 2007, 1,285,347 newly-issued shares of the Company’s common stock for an aggregate purchase price of approximately $30,000, or $23.34 per share.
     The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represents the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments are being recognized as revenue over the period of the Company’s performance obligation, which the Company estimates to be ten years. The Company recognized as collaboration revenue $1,271 and $2,542 for the three and six months ended June 30, 2008, respectively, from the amortization of the Merck deferred revenue. Cost reimbursements for research and development activities will begin to be recognized as collaboration revenue when the amounts are determinable and collection of the related receivable is reasonably assured.
Ipsen Group
     In September 2006, the Company entered into a collaboration and license agreement with Ipsen pursuant to which the Company granted Ipsen exclusive rights in the European Territory to develop and commercialize toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In accordance with the terms of the license agreement, Ipsen has agreed to pay the Company €23,000 as a license fee and expense reimbursement, of which €1,500 is to be paid in equal installments over a three year period from the date of the agreement. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. In September 2007, the Company received €500 (approximately $688) from Ipsen as the first annual installment payment. Pursuant to the agreement, the Company is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of toremifene in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. In February 2008, the Company earned a milestone of €1,000 (approximately $1,482) with the achievement of the primary end point in the toremifene 80 mg ADT Phase III clinical trial. This amount was recognized as collaboration revenue for the six months ended June 30, 2008. Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize toremifene in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
percentage of aggregate net sales of products containing toremifene which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. The Company will remain responsible for paying upstream royalties on toremifene to both Orion and UTRF for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     The Company recorded deferred revenue of $29,259 related to the Ipsen upfront license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for toremifene in the European Territory. The Company recognized as collaboration revenue $1,463 for the three months ended June 30, 2008 and June 30, 2007 and $2,926 for the six months ended June 30, 2008 and June 30, 2007 from the amortization of the Ipsen deferred revenue.
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
5. Commitments and Contingencies
     In April 2008, UTRF asserted a claim against the Company for a sublicense royalty fee of $1,500 associated with Merck’s purchase of 1,285,347 shares of the Company’s common stock for $30,000 in December 2007. UTRF claims that Merck’s purchase of these shares was conditioned on the parties also entering into the Merck Collaboration Agreement granting to Merck rights in the Company’s SARM technology, which the Company has licensed from UTRF, and therefore, UTRF contends, the Company is liable to UTRF for a sublicense royalty fee since the proceeds received by the Company from the sale of these shares to Merck, UTRF contends, represent payments to the Company derived from the licensing of the SARM technology under the Merck Collaboration Agreement. The Company contends that the proceeds from the sale of these shares to Merck was a separate transaction and did not constitute a payment to the Company derived from the licensing of the SARM technology to Merck; and therefore, there is no sublicense royalty due to UTRF as a result of the sale. The Company has filed suit against UTRF seeking a declaratory judgment that the Company does not owe UTRF a sublicense royalty fee on the proceeds received from the sale of common stock to Merck. UTRF has initiated arbitration proceedings under the license agreement. The Company believes it has meritorious defenses against the UTRF claim and does not believe that an unfavorable outcome to the Company is probable. Accordingly, the Company has not accrued any amounts related to this matter as of June 30, 2008.

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
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our and our collaborators’ research, development and clinical programs, including the timing of regulatory submissions and whether future clinical trials will achieve similar results to clinical trials that we have successfully concluded;

•	potential future licensing fees, milestone payments, and royalty payments including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Ipsen Limited and Merck & Co., Inc.;

•	our and our collaborator’s ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings;

•	our and our collaborator’s ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our and our collaborators’ ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
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
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle wasting and other serious medical conditions. We are developing toremifene citrate, a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, toremifene 80 mg in a completed pivotal Phase III clinical trial for the treatment of multiple serious side effects of androgen deprivation therapy, or ADT, for advanced prostate cancer, and second, toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. In the first quarter of 2008, we announced that the Phase III clinical trial results for toremifene 80 mg for the treatment of multiple serious side effects of ADT showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia, and also showed that toremifene 80 mg demonstrated a reduction in hot flashes in a subset of patients. We expect to file a New Drug Application, or NDA, for toremifene 80 mg with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2008. We have licensed to Ipsen Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, to develop and commercialize toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. We currently market FARESTON® (toremifene citrate) 60 mg tablets, which have been approved by the FDA for the treatment of metastatic breast cancer in postmenopausal women in the United States. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. In December 2007, we and Merck & Co., Inc., or Merck, entered into a collaboration to discover and develop selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to treat sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, cancer cachexia (muscle wasting), and other musculoskeletal conditions. We and Merck are conducting several Phase I and Phase II clinical trials evaluating multiple SARM product candidates including Ostarine™ (now designated as MK-2866) for sarcopenia. Ostarine™ is also in a Phase II clinical trial for muscle wasting (cachexia) in patients with cancer. The last patient completed this clinical trial in early August and we anticipate receiving top line data from this clinical trial in the fall of 2008. We and Merck are evaluating additional muscle loss indications for potential SARM clinical development.
     We also have an extensive preclinical pipeline generated from our own discovery program, including GTx-758, an oral luteinizing hormone, or LH, inhibitor being developed for the treatment of advanced prostate cancer, and GTx-878, an estrogen receptor beta agonist, a new class of drugs being developed for the treatment of benign prostatic hyperplasia, or BPH. We are planning to initiate Phase I clinical testing for GTx-758 in early 2009 and for GTx-878 later in the same year.
     Our most advanced product candidate, toremifene, is being developed to treat multiple serious side effects of ADT and to prevent prostate cancer in high risk men with high grade PIN. ADT is the most common treatment for advanced, recurrent or metastatic prostate cancer, and we believe that it is currently used to treat approximately 700,000 men in the United States. ADT is hormone therapy that works by reducing testosterone and estrogen. The reduction in estrogen levels caused by ADT can lead to multiple serious side effects including: severe bone loss, or osteoporosis, resulting in skeletal fractures; hot flashes; lipid profile changes that lead to higher rates of cardiovascular disease; and breast pain and enlargement, or gynecomastia. Although we are aware of a number of drugs that are prescribed to treat single side effects of ADT, there is currently no single therapy approved by the FDA for the treatment of these multiple serious side effects of ADT. We commenced a pivotal Phase III clinical trial of toremifene 80 mg under a Special Protocol Assessment, or SPA, with the FDA for this indication in November 2003. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the agency to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. The primary endpoint was new morphometric vertebral fractures measured by x-ray, and the secondary endpoints included BMD, lipid profile changes, gynecomastia and hot flashes. In the first quarter of 2008, we announced that the results of the Phase III clinical trial showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of BMD, lipid profiles and gynecomastia and also demonstrated a reduction in hot flashes in a subset of patients. We plan to file a NDA for toremifene 80 mg in the fourth quarter of this year. We cannot predict if the NDA will be approved in a timely manner, or at all, and if approved, if the FDA will require any restrictions, limitations, and/or warnings in the label.
     In January 2005, we initiated a pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. A planned efficacy interim analysis was conducted in the second quarter of 2008 which did not reach the specified statistical outcome of p<0.003 required under the SPA. We anticipate conducting a second planned efficacy analysis after a certain number of additional cancer events have been recorded among study patients, which we currently expect to occur in the summer of 2009. If the second planned efficacy analysis achieves a prespecified statistical goal, we plan to file a NDA with the FDA. If we are able to file a NDA based on the results of the second planned efficacy analysis, we will continue the study to collect efficacy data and safety data during the NDA review process to satisfy the FDA’s safety requirements set forth in the SPA. If the efficacy results from the second planned analysis do not satisfy the specified statistical requirements, we will make a final determination about the continuation of the toremifene 20 mg Phase III clinical trial.
     In our third clinical program, OstarineTM, a SARM, is being developed to treat sarcopenia, cancer cachexia, and other musculoskeletal conditions. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. We initiated a Phase II randomized, double blind, placebo controlled clinical trial evaluating Ostarine™ for the treatment of cancer cachexia in approximately 150 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin’s lymphoma, chronic lymphocytic leukemia or breast cancer. The clinical trial is being conducted at approximately 40 clinical sites in the United States and Argentina. We expect to receive top line data from this trial in the fall of 2008. We and Merck, through our SARM collaboration, will determine the continued development strategy of Ostarine™ and other collaboration compounds.
     In December 2007, we entered into a license and collaboration agreement with Merck which governs our and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by us and Merck and those yet to be discovered, for all potential indications of interest. Under the agreement, we are conducting preclinical research of SARM compounds and products, and Merck is primarily responsible for conducting and funding development and commercialization of products developed. We received an upfront licensing fee of $40.0 million in January 2008, of which $1.9 million was due to the University of Tennessee Research Foundation, or UTRF, as sublicense royalty. Merck also agreed to pay us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement. We are also eligible to receive up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the agreement, upon the achievement of such development and regulatory approval milestones and assuming the continued effectiveness of the agreement. Merck also has agreed to pay us tiered royalties on net sales of products that may be developed under the agreement. On the date the agreement became effective in December 2007, we issued to Merck 1,285,347 newly-issued shares of our common stock for an aggregate purchase price of approximately $30.0 million.
     Our net loss for the six months ended June 30, 2008 was $26.0 million. Our net loss included FARESTON® net product sales of $531,000 and the recognition of collaboration revenue of $7.0 million. We have financed our operations and internal growth primarily through public offerings and private placements of our common stock and preferred stock, as well as proceeds from our collaborations. We expect to continue to incur net losses as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 70% of our total operating expenses for the six months ended June 30, 2008. Research and development expenses include our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, quality assurance activities and license and royalty fees.
     We expect that research and development expenditures will continue to increase in future periods due to:
•	activities relating to our efforts to obtain regulatory approval of toremifene 80 mg for the treatment of multiple serious side effects of ADT for advanced prostate cancer;

•	the continuation of the pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;

•	our ongoing SARM research efforts with Merck as a part of our collaboration and the completion of the Phase II clinical trial evaluating OstarineTM for the treatment of cancer cachexia;

•	the continued preclinical development of other product candidates, including GTx-758 and GTx-878; and

•	increases in research and development personnel.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates
     The following table identifies the development phase and status for each of our product candidates:

Product
	Candidate/	Development
Program	Proposed Indication	Phase	Status

Clinical

SERM	Toremifene
80 mg
	Multiple serious side effects of ADT	Pivotal Phase III clinical trial	Phase III clinical trial, which was conducted under a SPA, completed in February 2008; achieved primary endpoint of reduction of new morphometric vertebral fractures; NDA expected to be filed in the fourth quarter of 2008

Toremifene
20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; planned second efficacy analysis in the summer of 2009

SARM	OstarineTM
	Cancer cachexia	Phase II clinical trial	Phase II proof of concept clinical trial completed in December 2006; Phase II clinical trial to treat cancer cachexia ongoing; expect top line data from trial in the fall of 2008

Preclinical

LH inhibitor	GTx-758
	Advanced prostate cancer	Preclinical	Phase I clinical testing planned to initiate in 2009

Estrogen receptor beta agonist	GTx-878 BPH	Preclinical	Phase I clinical testing planned to initiate in 2009

Sales and Marketing
     We currently market FARESTON® (toremifene citrate) 60 mg tablets, which have been approved by the FDA for the treatment of metastatic breast cancer in postmenopausal women in the United States. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg and toremifene 20 mg product candidates. We plan to build a specialty sales and marketing infrastructure, which we expect to include 50 to 100 sales representatives, to market toremifene 80 mg and toremifene 20 mg, if approved by the FDA, to the relatively small and concentrated community of urologists and medical oncologists in the United States. We have partnered with Ipsen to commercialize toremifene in Europe. We are currently seeking partners to market toremifene in Asia and other markets outside of the United States and Europe.
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
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by, another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 95% of our gross product sales of FARESTON® for the six months ended June 30, 2008. Based on this information and other factors, we estimate the number of months of product on hand. At June 30, 2008 and December 31, 2007, our accrual for product returns was $283,000 and $324,000, respectively.
Share-Based Compensation
     We have stock option plans that provide for the purchase of our common stock by certain of our employees and directors. Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans and deferred compensation arrangements for our directors.
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
     Total share-based compensation expense for the three months ended June 30, 2008 was $838,000, of which $342,000 and $496,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended June 30, 2007 was $443,000, of which $193,000 and $250,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2008 was $1.6 million of which $687,000 and $932,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2007 was $950,000, of which $426,000 and $524,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended June 30, 2008 and 2007 included share-based compensation related to deferred compensation arrangements for our directors of $44,000 and $37,000, respectively, and $95,000 and $75,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the total compensation cost related to non-vested awards not yet recognized was approximately $9.3 million with a weighted average expense recognition period of 2.53 years.
Recent Accounting Pronouncements
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The fair value of our short-term investments is subject to the fair value measurement criteria in SFAS No. 157. The adoption of SFAS No. 157 did not have a significant impact on our financial position or results of operations.

     In November 2007, the Emerging Issues Task Force issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 concludes that the equity method of accounting cannot be applied to collaborative arrangement activities that are not conducted within a separate legal entity. Instead, the revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF 99-19, and other applicable accounting literature. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-01 will have a material impact on our financial position or results of operations.
Results of Operations
Three Months Ended June 30, 2008 and 2007
Revenues. Revenues for the three months ended June 30, 2008 were $3.0 million, as compared to $1.8 million for the same period of 2007. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration revenue from Ipsen and Merck in the second quarter of 2008 and from Ipsen in the second quarter of 2007. During the three months ended June 30, 2008 and 2007, FARESTON® net sales were $274,000 and $360,000, respectively, while cost of product sales were $155,000 and $206,000, respectively. Net product sales decreased in the three months ended June 30, 2008 compared to the same period of the prior year due to a 10% decrease in sales volume, which was partially offset by a 5% higher sales price. Additionally, net product sales for the second quarter of 2008 were lower than the same period of the prior year due to a reduction in the provision for product returns during the prior year period. We expect FARESTON® sales to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including FARESTON®. Collaboration revenue was $2.7 million for the three months ended June 30, 2008 and $1.5 million for the three months ended June 30, 2007. Collaboration revenue for the three months ended June 30, 2008 consisted of approximately $1.5 million and approximately $1.3 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue for the three months ended June 30, 2007 consisted of approximately $1.5 million from the amortization of deferred revenue from Ipsen.
Research and Development Expenses. Research and development expenses increased 21% to $10.4 million for the three months ended June 30, 2008 from $8.6 million for the three months ended June 30, 2007. The following table identifies the research and development expenses for certain of our product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.

	Product	Three Months Ended
	Candidate/	June 30,		Increase/
Program	Proposed Indication	2008	2007	(Decrease)
		(in thousands)

SERM	Toremifene 80 mg Multiple serious side effects of ADT	$2,113	$2,150	$(37)

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	2,433	2,327	106

SARM	OstarineTM Cancer cachexia	1,918	1,560	358

LH inhibitor	GTx-758 Advanced prostate cancer	1,025	—	1,025

Estrogen receptor beta agonist	GTx-878 BPH	162	—	162

Other research and development		2,719	2,538	181

Total research and development expenses		$10,370	$8,575	$1,795

General and Administrative Expenses. General and administrative expenses increased during the three months ended June 30, 2008 to $6.4 million from $3.6 million for the three months ended June 30, 2007. This increase was primarily the result of increased personnel related expenses of approximately $880,000, medical education expenses of approximately $820,000, and marketing expenses of approximately $370,000 in connection with the planned commercialization of our toremifene product candidates.
Interest Income. Interest income decreased to $698,000 for the three months ended June 30, 2008 from $1.4 million for the three months ended June 30, 2007. The decrease was primarily attributable to lower interest rates, offset by higher cash and short-term investment balances, during the three months ended June 30, 2008, as compared to the same period in 2007.
Six Months Ended June 30, 2008 and 2007
Revenues. Revenues for the six months ended June 30, 2008 were $7.5 million as compared to $3.5 million for the same period of 2007. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration revenue from Ipsen and Merck in the first six months of 2008 and from Ipsen in the first six months of 2007. During the six months ended June 30, 2008 and 2007, FARESTON® net sales were $531,000 and $552,000, respectively, while cost of product sales were $290,000 and $315,000 respectively. During the six months ended June 30, 2008, sales volume increased approximately 2% and the sales price increased approximately 7% as compared to the same period in 2007. However, net product sales for the six months ended June 30, 2008 were lower than the same period in the prior year due to a reduction in the provision for product returns during the prior year period. Collaboration revenue was $7.0 million for the six months ended June 30, 2008, which consisted of approximately $2.9 million and approximately $2.5 million from the amortization of deferred revenue from Ipsen and Merck, respectively, and approximately $1.5 million from an earned milestone from Ipsen resulting from the achievement of the primary end point in the toremifene 80 mg ADT Phase III clinical trial during the first quarter of 2008. Collaboration revenue was $2.9 million for the six months ended June 30, 2007 related to amortization of deferred revenue from Ipsen.
Research and Development Expenses. Research and development expenses increased by 47% to $24.4 million for the six months ended June 30, 2008 from $16.6 million for the six months ended June 30, 2007. The following table identifies the research and development expenses for each of our product candidates, as well as expenses pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product	Six Months Ended
	Candidate/	June 30,
Program	Proposed Indication	2008	2007	Increase
		(in thousands)

SERM	Toremifene 80 mg Multiple serious side effects of ADT	$7,507	$4,462	$3,045

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	5,072	4,660	412

SARM	OstarineTM Cancer cachexia	4,173	2,864	1,309

LH inhibitor	GTx-758 Advanced prostate cancer	1,566	—	1,566

Estrogen receptor beta agonist	GTx-878 BPH	408	—	408

Other research and development		5,643	4,596	1,047

Total research and development expenses		$24,369	$16,582	$7,787

General and Administrative Expenses. General and administrative expenses increased during the six months ended June 30, 2008 to $10.7 million from $6.7 million for the six months ended June 30, 2007. The increase was primarily the result of increased personnel related expenses of approximately $1.5 million, medical education expenses of approximately $820,000, and marketing expenses of approximately $740,000 in connection with the planned commercialization of our toremifene product candidates.

Interest Income . Interest income decreased to $1.9 million for the six months ended June 30, 2008 from $2.8 million for the six months ended June 30, 2007. The decrease was primarily attributable to lower interest rates, offset by higher cash and short-term investment balances, during the six months ended June 30, 2008 as compared to the same period in 2007.
Liquidity and Capital Resources
     At June 30, 2008, we had cash, cash equivalents and short-term investments of $118.0 million, compared to $110.0 million at December 31, 2007. Net cash provided by operating activities was $14.4 million and $17.4 million was used in operating activities for the six months ended June 30, 2008 and 2007, respectively. The cash provided by operating activities for the six months ended June 30, 2008 consisted primarily of the receipt of $40.0 million from Merck in conjunction with our exclusive license and collaboration agreement, approximately $1.5 million from Ipsen due to achievement of the primary end point in the toremifene 80 mg ADT Phase III clinical trial, and approximately $4.7 million in distributions from our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio. These cash receipts were offset by funding our net loss for the period. The use of cash for the six months ended June 30, 2007 resulted primarily from funding our net loss. Net cash used in investing activities was $2.2 million and $576,000 for the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities for both periods was primarily for the purchase of research and development equipment, software, information technology equipment, furniture and fixtures and leasehold improvements. We currently expect to make capital expenditures of approximately $1.0 million for the remainder of 2008.
     Net cash provided by financing activities was $564,000 for the six month period ended June 30, 2008 and included proceeds from the exercise of employee stock options of $566,000, offset by principal payments under a capital lease obligation of approximately $2,000. Net cash provided by financing activities was $481,000 for the six month period ended June 30, 2007 and included proceeds from the exercise of employee stock options of $483,000, offset by principal payments under a capital lease obligation of $2,000.
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
     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended June 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
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
     There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. *
     We have a limited operating history. As of June 30, 2008, we had an accumulated deficit of $296.1 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $26.0 million for the six months ended June 30, 2008, $40.4 million in 2007, $35.5 million in 2006, and $36.8 million in 2005. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock, including $30.0 million in proceeds from the sale of our common stock to Merck & Co., Inc., or Merck, pursuant to a stock purchase agreement we entered into with Merck in December 2007. In addition, we have received upfront license fees and milestone and other payments pursuant to our collaborative arrangements with third parties, including $40.0 million in upfront license fees from Merck received in January 2008 and the $1.5 million milestone payment from Ipsen received in April 2008. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the six months ended June 30, 2008, we recognized $531,000 in net revenues from the sale of FARESTON®.
     We expect our research and development expenses to increase in connection with our efforts to obtain regulatory approval of toremifene 80 mg for the treatment of multiple serious side effects of androgen deprivation therapy for advanced prostate cancer, our ongoing clinical trials, our increasing SARM research efforts with Merck as a part of our collaboration, and the continued preclinical development of other product candidates, including GTx-758 and GTx-878. In addition, subject to regulatory approval of any of our product candidates, we expect to incur additional sales and marketing expenses and increased manufacturing expenses.
     We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts. *
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
     We estimate that our current cash balances and short-term investments, interest on these funds and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments, and revenues from the sale of FARESTON®.
     If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are not favorable to us.

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
     In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the filing or approval of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA.
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

     If we or our collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or our collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues. *
     In our Phase III clinical trial for toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, some patients have experienced venous thromboembolic events, or VTEs, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, which have been considered by investigators as possibly related to treatment with toremifene 20 mg. Because this trial is blinded, we cannot establish whether these patients received placebo or toremifene 20 mg in this trial. In addition, although the results from our Phase III clinical trial for toremifene 80 mg for the treatment of multiple serious side effects of androgen deprivation therapy, or ADT, showed that the drug had a favorable safety profile and was well tolerated, there were a higher number of VTEs in the toremifene 80 mg treatment group 17 (2.4%) versus 7 (1.02%) in the placebo group. Even though the majority of VTEs occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure and immobilization) and our results showed that the number of VTE’s in men without major risk factors for VTEs was three in the toremifene 80 mg treatment group versus two in the placebo group, the FDA will consider the overall safety profile when making its determination to grant approval and the requirement of any potential warnings in the label if approval is granted.
     As part of our effort to complete the requirements for the submission of applications for regulatory approval of toremifene, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study, a bioequivalence study and a series of drug-drug interaction studies, and are conducting a semen quality study to assess the effect of toremifene. The results of these studies will be included as a part of the NDA submissions for our toremifene 80 mg product candidate for the treatment of multiple serious side effects of ADT and, subject to receipt of favorable results from our ongoing Phase III clinical trial, 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, to be filed with the FDA, and will be used to update the label for FARESTON® (toremifene citrate) 60 mg tablets. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
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
     If the incidence of the events described above increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we are currently conducting, during clinical trials that we or our collaborators may conduct in the future or after any of our product candidates are approved and marketed:
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
     We have relied on third party vendors for OstarineTM. We have executed agreements with third party contractors for the manufacture of OstarineTM drug substance and the supply of OstarineTM drug product for our Phase II clinical trial for the treatment of cancer cachexia. However, Merck has assumed primary manufacturing responsibilities for OstarineTM and other SARM products developed under our exclusive license and collaboration agreement with Merck. If our current supply of OstarineTM becomes unusable or if our OstarineTM supply is not sufficient to complete our clinical trials and Merck does not manufacture and supply sufficient quantities of clinical trial materials to support our clinical trials, we could experience a delay in conducting clinical trials of OstarineTM or other SARM product candidates. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Orion for toremifene and Merck for OstarineTM and other SARM product candidates, or to do so at an acceptable cost, or if Merck or other suppliers fail to meet our requirements for OstarineTM or other SARM product candidates for any reason, we would be required to obtain alternate suppliers. However, we may not be permitted to obtain alternate suppliers for toremifene under our license agreement with Orion if Orion terminates its supply of toremifene due to our uncured material breach or bankruptcy. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
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
Risks Related to Our Intellectual Property
     Our license agreement with Orion excludes the use of toremifene in humans to treat breast cancer outside the United States and may limit our ability to market toremifene for human uses outside the United States. *
     Our exclusive license and supply agreement from Orion excludes the use of toremifene for the treatment of breast cancer outside the United States. Orion has licensed to other parties the right to market, sell and distribute toremifene for the treatment of advanced breast cancer outside the United States and could license additional parties to market, sell and distribute toremifene for this indication outside the United States.
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
     Furthermore, we and our affiliates are prohibited from marketing or selling products containing SERM compounds (other than toremifene) for human use in the United States and other major countries located outside the European Union during the term of Orion’s patents covering toremifene in such major countries, which prohibition shall expire when Orion’s patents in the United States expire in

September 2009. The binding effect of this noncompetition provision on us and our affiliates may make it more difficult for us to be acquired by some potential buyers during the relevant time periods even if we determine that a sale of the company would be in the best interests of our stockholders.
     If some or all of our, or our licensors’, patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products with the same active pharmaceutical ingredients as our product candidates. *
     Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, the methods for treating patients in the product indications using these product candidates and the methods used to synthesize these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensors own or control such valid and enforceable patents or trade secrets. Additionally, Ipsen’s ability to successfully market toremifene within a substantial portion of the European Territory may depend on having marketing and data exclusivity from the appropriate regulatory authorities.
     Our rights to certain patent applications relating to SARM compounds that we have licensed from the University of Tennessee Research Foundation, or UTRF, are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements. In addition, under the terms of our agreements with the diagnostic companies to which we provided clinical samples from our Phase IIb and Phase III clinical trials of toremifene 20 mg tablets, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
     Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene expires in the United States in September 2009. Foreign counterparts of this patent have expired prior to Ipsen or us receiving regulatory approval to commercialize toremifene. As a result, outside the United States and in the United States after 2009, we will need to rely primarily on the protection afforded by method of use patents relating to the use of toremifene for the relevant product indications that have been issued or may be issued from our owned or licensed patent applications. Also, within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the toremifene products to be sold within the countries comprising the European Union. To date, most of our applications for method of use patents filed for toremifene outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for the toremifene products to be commercialized within the European Union could adversely affect its ability to successfully commercialize these products. We are not eligible for any such exclusivity or further extension of the composition of matter patent of toremifene licensed to us by Orion in the United States.
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
     If we lose our licenses from Orion and UTRF, we may be unable to continue our business. *
     We have licensed intellectual property rights and technology from Orion and UTRF under our license agreements with each of them. Each of these license agreements may be terminated by the other party if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing our business. Additionally, the termination of our UTRF license related to SARM technology could lead to a termination of our exclusive license and collaboration agreement with Merck, which would terminate our rights to any potential milestone or royalty payments from Merck. For example, if we do not pay UTRF the sublicense royalty fees it claims is owed on account of our sale of equity to Merck, UTRF may seek to terminate our SARM license agreement. In addition, the termination of our UTRF license for chemoprevention of prostate cancer could lead to a termination of our license and collaboration agreement with Ipsen, which would terminate our rights to any potential milestone or royalty payments from Ipsen.
     Off-label sale or use of toremifene products could decrease sales of toremifene 80 mg and toremifene 20 mg tablets if approved for commercial sale and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen are developing toremifene. *
     In all countries in which we hold or have licensed rights to patents or patent applications related to toremifene, the composition of matter patents we license from Orion will expire before our method of use patents, and in countries outside the United States, the composition of matter patents have already expired. Our method of use patents may not protect toremifene from the risk of off-label sale or use of other toremifene products in place of toremifene 80 mg and toremifene 20 mg tablets. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of toremifene may adversely affect our or Ipsen’s ability to generate revenue from the sale of toremifene 80 mg and 20 mg tablets, if approved for commercial sale.
     Even in the event that patents are issued from our pending method of use patent applications, after the expiration of the patent covering the composition of matter of toremifene in a particular country, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for toremifene for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of toremifene in the countries outside of the United States where these applications are currently pending, after the expiration of the patent covering the composition of matter of toremifene in a particular country, we would have no patent to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to toremifene 80 mg and toremifene 20 mg tablets for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for toremifene in the European Union for the treatment of prostate cancer and multiple side effects resulting from androgen deprivation therapy. If generic versions of toremifene are able to be sold in countries within the European Territory for the indications for which Ipsen anticipates marketing toremifene, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if generic sales thresholds are reached.
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
Risks Related to Regulatory Approval of Our Product Candidates
     If we or our collaborators are not able to obtain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired. *
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or our collaborators from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. In addition, we will not receive a substantial majority of the milestone payments provided under our collaboration and license agreement with Ipsen or any royalty payments if Ipsen is unable to obtain the necessary regulatory approvals to commercialize toremifene within the European Territory. Likewise, we may not receive a majority of the milestone payments or any royalty payments provided for under our exclusive license and collaboration agreement with Merck if Merck is not able to obtain the necessary regulatory approvals to commercialize any SARM products, including OstarineTM, developed under the collaboration. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we completed our Phase III clinical trial of toremifene 80 mg to treat multiple side effects of androgen deprivation therapy and are conducting our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, under Special Protocol Assessments, or SPAs, from the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we file an application with the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
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
Risks Related to Commercialization
     The commercial success of any products that we and/or our collaborators may develop, including our toremifene products, will depend upon the market and the degree of market acceptance among physicians, patients, healthcare payors and the medical community. *
     Any products that we and/or our collaborators may develop may not gain market acceptance among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	efficacy and safety results in clinical trials;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
     As part of our effort to complete the requirements for the submission of applications for regulatory approval of toremifene, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study, a bioequivalence study and a series of drug-drug interaction studies, and are conducting a semen quality study to assess the effect of toremifene. The results of these studies will be included as a part of the NDA submissions for our toremifene 80 mg product candidate for the treatment of multiple serious side effects of ADT and, subject to receipt of favorable results from our ongoing Phase III clinical trial, 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, to be filed with the FDA. The study results could lead to the inclusions of restrictions, limitations, and/or warnings in the label of an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
     Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to continue to decline. *
     FARESTON® is currently our only marketed product. Sales of FARESTON® in the United States have been declining, and we anticipate that they will continue to do so. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share. We believe that aromatase inhibitors will continue to capture breast cancer market share from SERMs, including from FARESTON®, resulting in a continued decline in FARESTON® sales. Continued sales of FARESTON® also could be impacted by many other factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 95% of our gross product sales of FARESTON® for the six months ended June 30, 2008;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
     If we are unable to expand our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.
     We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. For example, building a sales force is expensive and time-consuming and could delay any launch of a product candidate. We are relying on Ipsen to market and distribute our toremifene product candidates through Ipsen’s established sales and marketing network within the European Territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our toremifene product candidates in the European Territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our toremifene product candidates in the European Territory. Currently, we do not have a partner outside of the European Territory and our success in regions other than the European Territory may be dependent on our ability to find suitable partners in other regions of the world. Similarly, we are relying on Merck for the commercialization of any SARM products developed under our collaboration with Merck, and if our exclusive license and collaboration agreement with Merck is terminated for any reason, our ability to successfully market and sell any of our SARM product candidates would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell any SARM products that we may develop, including OstarineTM. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
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

     A primary trend in the United States health care industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or our collaborators’ commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we and/or our collaborators may develop or sell. Cost-control initiatives could decrease the price we might establish for products that we or our collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.
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

     If our competitors are better able to develop and market products than any products that we and/or our collaborators may develop, our commercial opportunity will be reduced or eliminated. *
     We face competition from commercial pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or our collaborators may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our or our collaborators’ ability to commercialize our product candidates.
     Various products are currently used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our or our collaborators’ ability to market and sell any products that we and/or our collaborators may develop. For example, although there are no products that have been approved by the FDA to treat multiple side effects of androgen deprivation therapy, we are aware of a number of drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Procter & Gamble (Actonel®), Wyeth Pharmaceuticals (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®) that are prescribed to treat single side effects of androgen deprivation therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline is conducting a Phase III study for Avodart® on prostate cancer prevention in men with elevated prostate specific antigen. Additionally, recent literature has suggested that finasteride may be effective in reducing the risk of prostate cancer progression, and there are nutritional supplement studies (for example, selenium) investigating prostate cancer prevention in men with high grade PIN. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle wasting from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle wasting from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle wasting. There are other SARM product candidates in development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
     In order to continue our clinical trials and commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need between 150 and 250 additional employees by the time toremifene 80 mg or toremifene 20 mg is initially commercialized, including 50 to 100 sales representatives. The competition for qualified personnel in the biotechnology field is intense.
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
     Our officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval. *
     As of June 30, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 70.9% of our outstanding common stock and our officers and directors alone beneficially owned approximately 47.4% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well. *
     For the 12-month period ended June 30, 2008, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 275,545 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2008, we had 36,311,490 shares of common stock outstanding.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 30, 2008, our 2008 Annual Meeting of Stockholders was held at our corporate offices in Memphis, Tennessee. During this meeting, our stockholders voted on the following three proposals:

     (a) Proposal to elect two Class I directors to serve until the 2011 Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier death, resignation or removal:

	Votes
		Authority
Nominee	For	Withheld
Robert W. Karr, M.D.	33,639,559	18,147
Rosemary Mazanet, M.D., Ph.D.	33,638,071	19,635
     Our Class II directors, J. Kenneth Glass, Marc S. Hanover, and John H. Pontius will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, Michael G. Carter, M.D., CH.B., F.R.C.P., J.R. Hyde, III, Timothy R. G. Sear, and Mitchell S. Steiner, M.D., F.A.C.S., will each continue to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.
     (b) Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

			Broker
For	Against	Abstain	Non-Vote
33,640,418	12,459	4,829	0
     (c) Proposal to approve the GTx, Inc. 2004 Equity Incentive Plan, as amended.

			Broker
For	Against	Abstain	Non-Vote
26,807,557	1,177,856	10,645	0
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: August 5, 2008	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: August 5, 2008	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)

4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)

4.7	Registration Rights Agreement between Registrant and Merck & Co., Inc. dated December 18, 2007(5)

10.6	GTx, Inc. 2004 Equity Incentive Plan, as amended (6)

12.1*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on December 18, 2007, and incorporated herein by reference.

(6)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2008, and incorporated herein by reference.

(7)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.