Form 10-Q
period 2008-09-30
GTX INC /DE/
filed 2008-11-06
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2008, 36,366,216 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,784	$100,178
Short-term investments	3,499	9,810
Accounts receivable, net	141	117
Inventory	136	78
Receivable from collaboration partners	833	40,719
Prepaid expenses and other current assets	1,257	1,362

Total current assets	107,650	152,264
Property and equipment, net	4,164	2,308
Intangible assets, net	4,177	4,430
Other assets	9	728

Total assets	$116,000	$159,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,329	$1,614
Accrued expenses	5,936	6,784
Deferred revenue — current portion	10,934	10,934

Total current liabilities	18,199	19,332
Deferred revenue, less current portion	53,045	61,245
Other long-term liabilities	175	236
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,366,216 shares issued and outstanding at September 30, 2008 and 36,216,263 shares issued and outstanding at December 31, 2007	36	36
Additional paid-in capital	352,595	349,019
Accumulated deficit	(308,050)	(270,138)

Total stockholders’ equity	44,581	78,917

Total liabilities and stockholders’ equity	$116,000	$159,730

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Product sales, net	$315	$268	$846	$820
Collaboration revenue	2,734	1,463	9,684	4,389

Total revenue	3,049	1,731	10,530	5,209
Costs and expenses:
Cost of product sales	192	148	482	463
Research and development expenses	9,244	9,881	33,613	26,463
General and administrative expenses	6,107	3,182	16,781	9,908

Total costs and expenses	15,543	13,211	50,876	36,834

Loss from operations	(12,494)	(11,480)	(40,346)	(31,625)
Interest income	568	1,238	2,434	4,056

Net loss	$(11,926)	$(10,242)	$(37,912)	$(27,569)

Net loss per share:
Basic and diluted	$(0.33)	$(0.29)	$(1.05)	$(0.79)

Weighted average shares used in computing net loss per share:
Basic and diluted	36,348,717	34,910,121	36,277,229	34,879,413

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(37,912)	$(27,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,110	855
Share-based compensation	2,476	1,488
Directors’ deferred compensation	137	128
Deferred revenue amortization	(8,200)	(4,389)
Foreign currency transaction (gain) loss	25	(102)
Changes in operating assets and liabilities:
Short-term investments	6,311	—
Accounts receivable, net	(24)	(63)
Inventory	(58)	98
Receivable from collaboration partners	40,563	660
Prepaid expenses and other assets	122	(550)
Accounts payable	(285)	(24)
Accrued expenses and other long-term liabilities	(905)	991

Net cash provided by (used in) operating activities	3,360	(28,477)

Cash flows from investing activities:
Purchase of property and equipment	(2,713)	(606)
Purchase of intangible assets	—	(290)

Net cash used in investing activities	(2,713)	(896)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	963	771
Payments on capital lease obligation	(4)	(4)

Net cash provided by financing activities	959	767

Net increase (decrease) in cash and cash equivalents	1,606	(28,606)
Cash and cash equivalents, beginning of period	100,178	119,550

Cash and cash equivalents, end of period	$101,784	$90,944

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
1. Business and Basis of Presentation
Business
     GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle loss and other serious medical conditions. GTx operates in one business segment.
     GTx is developing toremifene citrate, a selective estrogen receptor modulator (“SERM”) in two separate clinical programs in men: first, toremifene 80 mg in a completed pivotal Phase III clinical trial for the prevention of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy (“ADT”) for prostate cancer, and second, toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). GTx has licensed to Ipsen Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize toremifene for all indications which the Company has licensed from Orion Corporation (“Orion”). In December 2007, the Company and Merck & Co., Inc. (“Merck”) entered into a collaboration to discover and develop selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, cancer cachexia (cancer induced muscle loss), and other musculoskeletal wasting or muscle loss conditions. The Company and Merck are conducting several Phase I and Phase II clinical trials evaluating multiple SARM product candidates, including Ostarine™ (also designated by Merck as MK-2866) for sarcopenia. The Company currently markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in the United States.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2008.
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
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates its accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2008 and December 31, 2007, the Company’s accrual for product returns was $299 and $324, respectively.
     Collaboration revenue consists of non-refundable upfront payments, license fees and milestone payments associated with the Company’s collaboration and license agreements discussed in Note 4. The Company recognizes this revenue in accordance with SAB No. 104, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company has analyzed its agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting in accordance with EITF 00-21. For these arrangements, the Company was not able to identify evidence of fair value for the undelivered elements and therefore recognizes any consideration for a single unit of accounting in the same manner as revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period was estimated at the inception of each agreement and is reevaluated at each reporting period. Cost reimbursements for research and development activities are recognized as collaboration revenue if the provisions of EITF 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured. Revenues from milestone payments for which the Company has no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.
Short-term Investments
     Short-term investments consist of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of $1.00 per share. The Fund ceased accepting new orders for new shares and began an orderly distribution of Fund assets to its shareholders. At September

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
30, 2008 and December 31, 2007, the Fund’s NAV was $0.9572 and $0.9874 per share, respectively. The Company has classified this investment as trading, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value and all unrealized gains and losses are included in the condensed statements of operations. For the three and nine months ended September 30, 2008, the Company recognized a loss on its investment in the Fund of approximately $59 and $175, respectively. The fair value of this investment was determined based on quoted market prices and other observable market data, or Level 1 and Level 2 inputs as defined by SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).
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
     Total share-based compensation expense for the three months ended September 30, 2008 was $995, of which $479 and $516 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2007 was $666, of which $337 and $329 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2008 was $2,613, of which $1,166 and $1,447 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2007 was $1,616, of which $763 and $853 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended September 30, 2008 and 2007 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $42

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
and $53, respectively, and $137 and $128 for the nine months ended September 30, 2008 and 2007, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected price volatility	53.6%	50.2%	51.5%	50.6%
Risk-free interest rate	3.6%	5.0%	3.5%	4.7%
Weighted average expected life in years	7.0	7.0	6.9	6.9
     The following is a summary of stock option transactions for all of the Company’s stock option plans since the Company’s most recent fiscal year end:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Options outstanding at December 31, 2007	1,879,652	$11.27
Options granted	977,000	15.19
Options forfeited	(42,496)	14.07
Options exercised	(149,953)	6.42

Options outstanding at September 30, 2008	2,664,203	12.93

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net loss per share
Numerator:
Net loss	$(11,926)	$(10,242)	$(37,912)	$(27,569)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	36,311,490	34,890,371	36,216,263	34,822,362
Exercise of employee stock options	37,227	19,750	60,966	57,051

Weighted average shares used in computing basic and diluted net loss per share	36,348,717	34,910,121	36,277,229	34,879,413

Basic and diluted net loss per share	$(0.33)	$(0.29)	$(1.05)	$(0.79)

     Weighted average options outstanding to purchase shares of common stock of 2,669,156 and 1,876,943 for the three months ended September 30, 2008 and 2007, respectively, and 2,626,323 and 1,823,023 for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.
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
     The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represents the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments are being recognized as revenue over the period of the Company’s performance obligation, which the Company estimates to be ten years. The Company recognized as collaboration revenue $1,271 and $3,813 for the three and nine months ended September 30, 2008, respectively, from the amortization of the Merck deferred revenue. Cost reimbursements for research and development activities will begin to be recognized as collaboration revenue when the amounts are determinable and collection of the related receivable is reasonably assured.
Ipsen Group
     In September 2006, the Company entered into a collaboration and license agreement with Ipsen (the “Ipsen Collaboration Agreement”) pursuant to which the Company granted Ipsen exclusive rights in the European Territory to develop and commercialize toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In accordance with the terms of the Ipsen Collaboration Agreement, Ipsen agreed to pay the Company €23,000 as a license fee and expense reimbursement, of which €1,500 is being paid in equal installments over a three year period from the date of the Ipsen Collaboration Agreement. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. In September 2007, the Company received €500 (approximately $688) from Ipsen as the first annual installment payment. The second annual installment payment of €500 (approximately $711) was received from Ipsen in September 2008. Pursuant to the Ipsen Collaboration Agreement, the Company is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of toremifene in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. In February 2008, the Company earned a milestone of €1,000 (approximately $1,482) with the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial. This amount was recognized as collaboration revenue for the nine months ended September 30, 2008. Ipsen has agreed to be responsible for and to pay all clinical development,

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
regulatory and launch activities to commercialize toremifene in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. The Company will remain responsible for paying upstream royalties on toremifene to both Orion and UTRF for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.
     The Company recorded deferred revenue of $29,259 related to the Ipsen upfront license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for toremifene in the European Territory. The Company recognized as collaboration revenue $1,463 for the three months ended September 30, 2008 and September 30, 2007, and $4,389 for the nine months ended September 30, 2008 and September 30, 2007 from the amortization of the Ipsen deferred revenue.
University of Tennessee Research Foundation
     In July 2007, the Company and UTRF entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”) to consolidate and replace the Company’s two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to this agreement, the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.
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
5. Commitments and Contingencies
     In April 2008, UTRF asserted a claim against the Company for a sublicense royalty fee of $1,500 associated with Merck’s purchase of 1,285,347 shares of the Company’s common stock for $30,000 in December 2007. UTRF claims that Merck’s purchase of these shares was conditioned on the parties also entering into the Merck Collaboration Agreement granting to Merck rights in the Company’s SARM technology, which the Company has licensed from UTRF, and therefore, UTRF contends, the Company is liable to UTRF for a sublicense royalty fee since the proceeds received by the Company from the sale of these shares to Merck, UTRF contends, represent payments to the Company derived from the licensing of the SARM technology under the Merck Collaboration Agreement. The Company contends that the proceeds from the sale of these shares to Merck was a separate transaction and did not constitute a payment to the Company derived from the licensing of the SARM technology to Merck, and, as a result, there is no sublicense royalty due to UTRF as a result of the sale of the shares. The Company has filed suit against UTRF seeking a declaratory judgment that the Company does not owe UTRF a sublicense royalty fee on the proceeds received from the sale of common stock to Merck. UTRF has initiated arbitration proceedings under the SARM License Agreement. The Company believes it has meritorious defenses against the UTRF claim and does not believe that an unfavorable outcome to the Company is probable. Accordingly, the Company has not accrued any amounts related to this matter as of September 30, 2008.
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
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to treat cancer, osteoporosis and bone loss, muscle loss and other serious medical conditions. We are developing toremifene citrate, a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, toremifene 80 mg in a completed pivotal Phase III clinical trial for the prevention of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy, or ADT, for prostate cancer, and second, toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. In the first quarter of 2008, we announced that the Phase III clinical trial results for toremifene 80 mg for the prevention of fractures and treatment of other estrogen deficiency side effects of ADT for prostate cancer showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia, and also showed that toremifene 80 mg demonstrated a reduction in hot flashes in a subset of patients. We plan to submit a New Drug Application, or NDA, for toremifene 80 mg to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2008. We have licensed to Ipsen Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, to develop and commercialize toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. We currently market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States.
     In December 2007, we and Merck & Co., Inc., or Merck, entered into a collaboration to discover and develop selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to treat sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, cancer cachexia (cancer induced muscle loss), and other musculoskeletal wasting or muscle loss conditions. We and Merck are conducting several Phase I and Phase II clinical trials evaluating multiple SARM product candidates including Ostarine™ (also designated by Merck as MK-2866) for sarcopenia. In October 2008, we announced topline results of a Phase II clinical trial evaluating Ostarine™ in patients with cancer cachexia. In this analysis, the study met its primary endpoint of absolute change in total lean body mass (muscle) compared to placebo and the secondary endpoint of muscle function (performance) after 16 weeks of treatment. In addition to cancer cachexia and sarcopenia, we and Merck are evaluating additional muscle loss indications for potential SARM clinical development.
     We also have an extensive preclinical pipeline generated from our own discovery program, including GTx-758, an oral luteinizing hormone, or LH, inhibitor being developed for the treatment of advanced prostate cancer, and GTx-878, an estrogen receptor beta agonist, a new class of drugs being developed for the treatment of benign prostatic hyperplasia, or BPH. Since we are planning for the commercialization of our toremifene product candidates, we only plan to initiate Phase I clinical testing for GTx-758 in 2009.
     Our most advanced product candidate, toremifene, is being developed for the prevention of fractures and treatment of other estrogen deficiency side effects of ADT for prostate cancer and to prevent prostate cancer in high risk men with high grade PIN. ADT, by gonadotropin releasing hormone therapy or surgical castration, is the primary treatment for advanced prostate cancer, and we believe it is currently used to treat approximately 700,000 men in the United States. In men, aromatase converts testosterone to estrogen. By reducing testosterone to castrate levels, ADT depletes up to 80% of a man’s estrogen, resulting in multiple estrogen deficiency side effects. These side effects include increased risk of serious fractures, which can reduce survival in men on ADT by more than 3 years, as well as accelerated and continuous bone loss. Other estrogen deficiency side effects include adverse lipid changes and increased risk of cardiovascular disease, as well as common symptomatic side effects, such as hot flashes and gynecomastia (painful breast enlargement). There are currently no drugs approved by the FDA for the treatment of the estrogen deficiency side effects of ADT. We commenced a pivotal Phase III clinical trial of toremifene 80 mg under a Special Protocol Assessment, or SPA, with the FDA for this indication in November 2003. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the agency to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. The primary endpoint was new morphometric vertebral fractures measured by x-ray, and the secondary endpoints included BMD, lipid profile changes, gynecomastia and hot flashes. In the first quarter of 2008, we announced that the results of the Phase III clinical trial showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of BMD, lipid profiles and gynecomastia and also demonstrated a reduction in hot flashes in a subset of patients. We plan to submit a NDA for toremifene 80 mg in the fourth quarter of this year. We cannot predict if the NDA will be approved in a timely manner, or at all, and if approved, if the FDA will require any restrictions, limitations, and/or warnings in the label.
     In January 2005, we initiated a pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. A planned efficacy interim analysis was conducted in the second quarter of 2008 which did not reach the specified statistical outcome of p<0.003 required under the SPA. We anticipate conducting a second planned efficacy analysis after a certain number of additional cancer events have been recorded among study patients, which we currently expect to occur in the summer of 2009. If the efficacy analysis achieves a prespecified statistical goal, we plan to submit a NDA to the FDA. If we are able to submit a NDA based on the results of the planned efficacy analysis, we will continue the study to collect efficacy data and safety data during the NDA review process to satisfy the FDA’s safety requirements set forth in the SPA. If the results from the efficacy analysis do not satisfy the specified statistical requirements, we will make a final determination about the continuation of the toremifene 20 mg Phase III clinical trial. In July 2008, an independent Data Safety Monitoring Board conducted a planned, semi-annual review of unblinded safety data from the approximately 1,590 patients participating in the toremifene 20 mg Phase III high grade PIN clinical trial and recommended the clinical trial continue as planned.
     In our third clinical program, OstarineTM, a SARM, is being developed to treat sarcopenia, cancer cachexia, and other musculoskeletal wasting or muscle loss conditions. In December 2006, we announced that OstarineTM met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. In October 2008, we announced topline results of a Phase II clinical trial evaluating Ostarine™ in patients with cancer cachexia. In this analysis, the study met its primary endpoint of absolute change in total lean body mass (muscle) compared to placebo and the secondary endpoint of muscle function (performance) after 16 weeks of treatment in 159 cancer patients with reported weight loss. We and Merck, through our

SARM collaboration, will determine the continued development strategy of Ostarine™ and other SARM collaboration compounds.
     In December 2007, we entered into a license and collaboration agreement with Merck which governs our and Merck’s joint research, development and commercialization of SARM compounds and related SARM products, including SARMs currently being developed by us and Merck and those yet to be discovered, for all potential indications of interest. Under the agreement, we are conducting preclinical research of SARM compounds and products, and Merck is primarily responsible for conducting and funding development and commercialization of products developed. We received an upfront licensing fee of $40.0 million in January 2008, of which $1.9 million was paid to the University of Tennessee Research Foundation, or UTRF, as sublicense royalty. Merck also agreed to pay us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement. We are also eligible to receive up to $422.0 million in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the agreement, upon the achievement of such development and regulatory approval milestones and assuming the continued effectiveness of the agreement. Merck also has agreed to pay us tiered royalties on net sales of products that may be developed under the agreement. On the date the license and collaboration agreement with Merck became effective in December 2007, we issued to Merck 1,285,347 newly-issued shares of our common stock for an aggregate purchase price of approximately $30.0 million.
     Our net loss for the nine months ended September 30, 2008 was $37.9 million. Our net loss included FARESTON® net product sales of $846,000 and the recognition of collaboration revenue of $9.7 million. We have financed our operations and internal growth primarily through public offerings and private placements of our common stock and preferred stock, as well as proceeds from our collaborations. We expect to continue to incur net losses as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses represented 67% of our total operating expenses for the nine months ended September 30, 2008. Research and development expenses include our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, quality assurance activities and license and royalty fees.
     We expect that research and development expenditures will continue to increase in future periods due to:
•	activities relating to our efforts to obtain regulatory approval of toremifene 80 mg for the prevention of fractures and treatment of other estrogen deficiency side effects of ADT for prostate cancer;

•	the continuation of the pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;

•	our ongoing SARM research efforts with Merck as a part of our collaboration;

•	the continued preclinical and clinical development of other product candidates, including GTx-758; and

•	increases in research and development personnel.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.
Product Candidates
     The following table identifies the development phase and status for each of our most advanced product candidates:

Product
	Candidate/	Development
Program	Proposed Indication	Phase	Status

Clinical

SERM	Toremifene 80 mg
	Estrogen deficiency side effects of ADT for prostate cancer	Pivotal Phase III clinical trial	Phase III clinical trial, which was conducted under a SPA, completed in February 2008; achieved primary endpoint of reduction of new morphometric vertebral fractures; NDA planned to be submitted in the fourth quarter of 2008

Toremifene 20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; planned efficacy analysis expected to occur in the summer of 2009

SARM	OstarineTM
	Cancer cachexia	Phase II clinical trial	Phase II proof of concept clinical trial completed in December 2006; results of a Phase II clinical trial to treat cancer cachexia announced in October 2008

Preclinical

LH inhibitor	GTx-758
	Advanced prostate cancer	Preclinical	Phase I clinical testing planned to initiate in 2009

Estrogen receptor beta agonist	GTx-878 BPH	Preclinical	Preclinical

Sales and Marketing
     We currently market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg and toremifene 20 mg product candidates. We plan to build a specialty sales and marketing infrastructure, which we expect to include 50 to 100 sales representatives, to market toremifene 80 mg and toremifene 20 mg, if approved by the FDA, to the relatively small and concentrated community of urologists and medical oncologists in the United States. We have partnered with Ipsen to commercialize toremifene in Europe. We are currently seeking partners to market toremifene in Asia and other markets outside of the United States and Europe.
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
     We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, (together, “SAB 104”), Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”), Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. We have analyzed our agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting in accordance with EITF 00-21. For these arrangements, we were not able to identify evidence of fair value for the undelivered elements and therefore recognize any consideration for a single unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period is estimated at the inception of the agreement and is reevaluated at each reporting period. Cost reimbursements for research activities are recognized as collaboration revenue if the provisions of EITF 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured. Revenues from milestone payments for which we have no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.
     We estimate the performance obligation period to be ten years for our collaboration agreement with Merck and five years for the development of toremifene for both the high grade PIN and ADT indications in the European Territory under our collaboration agreement with Ipsen. The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitor these factors for indications of appropriate revisions.
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. We retained substantially the same wholesale customers of, and the distribution channel that was used by, another pharmaceutical company that distributed FARESTON® for six years prior to our obtaining the rights to market FARESTON® in January 2005. We also obtained historical product return trend information that we continue to update with our own product return data. We estimate the amount of product in the distribution channel which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 95% of our gross product sales of FARESTON® for the nine months ended September 30, 2008. Based on this information and other factors, we estimate the number of months of product on hand. At September 30, 2008 and December 31, 2007, our accrual for product returns was $299,000 and $324,000, respectively.
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
     Total share-based compensation expense for the three months ended September 30, 2008 was $995,000, of which $479,000 and $516,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2007 was $666,000, of which $337,000 and $329,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2008 was $2.6 million of which $1.2 million and $1.4 million were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2007 was $1.6 million, of which $763,000 and $853,000 were recorded in the condensed statements of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended September 30, 2008 and 2007 included share-based compensation related to deferred compensation arrangements for our directors of $42,000 and $53,000, respectively, and $137,000 and $128,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the total compensation cost related to non-vested awards not yet recognized was approximately $8.9 million with a weighted average expense recognition period of 2.53 years.
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
Results of Operations
Three Months Ended September 30, 2008 and 2007
Revenues. Revenues for the three months ended September 30, 2008 were $3.0 million, as compared to $1.7 million for the same period of 2007. Revenues included net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration revenue from Ipsen and Merck in the third quarter of 2008, and from Ipsen in the third quarter of 2007. During the three months ended September 30, 2008 and 2007, FARESTON® net sales were $315,000 and $268,000, respectively, while cost of product sales were $192,000 and $148,000, respectively. Net product sales increased in the three months ended September 30, 2008 compared to the same period of the prior year due to a 1% increase in sales volume and a 12% higher average sales price. We expect FARESTON® sales to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including FARESTON®. Collaboration revenue was $2.7 million for the three months ended September 30, 2008 and $1.5 million for the three months ended September 30, 2007. Collaboration revenue for the three months ended September 30, 2008 consisted of approximately $1.5 million and approximately $1.3 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue for the three months ended September 30, 2007 consisted of approximately $1.5 million from the amortization of deferred revenue from Ipsen.
Research and Development Expenses. Research and development expenses decreased 6% to $9.2 million for the three months ended September 30, 2008, from $9.9 million for the three months ended September 30, 2007. The following table identifies the research and development expenses for each of our most advanced product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.

	Product	Three Months Ended
	Candidate/	September 30,		Increase/
Program	Proposed Indication	2008	2007	(Decrease)

		(in thousands)

SERM	Toremifene
	80 mg	$1,550	$2,470	$(920)
	Estrogen deficiency
	side effects of ADT
	for prostate cancer

	Toremifene
	20 mg	2,155	2,122	33
	Prevention of prostate
	cancer in high risk men
	with high grade PIN

SARM	OstarineTM	1,123	1,808	(685)
	Cancer cachexia

LH inhibitor	GTx-758	1,289	—	1,289
	Advanced prostate
	cancer

Estrogen receptor	GTx-878	222	—	222
beta agonist	BPH

Other research and development		2,905	3,481	(576)

Total research and development expenses		$9,244	$9,881	$(637)

General and Administrative Expenses. General and administrative expenses increased during the three months ended September 30, 2008 to $6.1 million from $3.2 million for the three months ended September 30, 2007. This increase was primarily the result of increased personnel related expenses of approximately $1.3 million, medical education expenses of approximately $740,000, and marketing expenses of approximately $290,000 in connection with the planned commercialization of our toremifene product candidates.
Interest Income. Interest income decreased to $568,000 for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007. The decrease was primarily attributable to lower interest rates, offset by slightly higher cash and cash equivalent balances, during the three months ended September 30, 2008, as compared to the same period in 2007.
Nine Months Ended September 30, 2008 and 2007
Revenues. Revenues for the nine months ended September 30, 2008 were $10.5 million as compared to $5.2 million for the same period of 2007. Revenues included net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration revenue from Ipsen and Merck in the first nine months of 2008 and from Ipsen in the first nine months of 2007. During the nine months ended September 30, 2008 and 2007, FARESTON® net sales were $846,000 and $820,000, respectively, while cost of product sales were $482,000 and $463,000, respectively. During the nine months ended September 30, 2008, FARESTON® sales volume increased approximately 1% and the average sales price increased approximately 9% as compared to the same period in 2007. Collaboration revenue was $9.7 million for the nine months ended September 30, 2008, which consisted of approximately $4.4 million and approximately $3.8 million from the amortization of deferred revenue from Ipsen and Merck, respectively, and approximately $1.5 million from an earned milestone from Ipsen resulting from the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial during the first quarter of 2008. Collaboration revenue for the nine months ended September 30, 2007 consisted of approximately $4.4 million from the amortization of deferred revenue from Ipsen.
Research and Development Expenses. Research and development expenses increased by 27% to $33.6 million for the nine months ended September 30, 2008 from $26.5 million for the nine months ended September 30, 2007. The following table identifies the research and development expenses for each of our most advanced product candidates, as well as expenses pertaining to our other research and development efforts for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

	Product	Nine Months Ended
	Candidate/	September 30,
Program	Proposed Indication	2008	2007	Increase

		(in thousands)

SERM	Toremifene
	80 mg	$9,057	$6,932	$2,125
	Estrogen deficiency
	side effects of ADT
	for prostate cancer

	Toremifene
	20 mg	7,227	6,782	445
	Prevention of prostate
	cancer in high risk men
	with high grade PIN

SARM	OstarineTM	5,297	4,672	625
	Cancer cachexia

LH inhibitor	GTx-758	2,854	—	2,854
	Advanced prostate
	cancer

Estrogen receptor	GTx-878	631	—	631
beta agonist	BPH

Other research and development		8,547	8,077	470

Total research and development expenses		$33,613	$26,463	$7,150

General and Administrative Expenses. General and administrative expenses increased during the nine months ended September 30, 2008 to $16.8 million from $9.9 million for the nine months ended September 30, 2007. The increase was primarily the result of increased personnel related expenses of approximately $2.9 million, medical education expenses of approximately $1.6 million, and marketing expenses of approximately $1.0 million in connection with the planned commercialization of our toremifene product candidates.

Interest Income. Interest income decreased to $2.4 million for the nine months ended September 30, 2008 from $4.1 million for the nine months ended September 30, 2007. The decrease was primarily attributable to lower interest rates, offset by higher cash and cash equivalent balances, during the nine months ended September 30, 2008 as compared to the same period in 2007.
Liquidity and Capital Resources
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $105.3 million, compared to $110.0 million at December 31, 2007. Net cash provided by operating activities was $3.4 million and $28.5 million was used in operating activities for the nine months ended September 30, 2008 and 2007, respectively. The cash provided by operating activities for the nine months ended September 30, 2008 consisted primarily of the receipt of $40.0 million in conjunction with our exclusive license and collaboration agreement with Merck, approximately $1.5 million from Ipsen due to achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial, approximately $711,000 related to the second annual license fee and expense reimbursement installment payment from Ipsen in conjunction with our collaboration and license agreement, and approximately $6.1 million in distributions from our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio. These cash receipts were offset by funding our net loss for the nine months ended September 30, 2008. The cash used in operating activities for the nine months ended September 30, 2007 was primarily to fund our net loss. This was slightly offset by the receipt of approximately $688,000 related to the first annual license fee and expense reimbursement installment payment from Ipsen.
     Net cash used in investing activities was $2.7 million and $896,000 for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities for the nine months ended September 30, 2008 was primarily for the purchase of furniture and fixtures, leasehold improvements, research and development equipment, software, and information technology equipment. Net cash used in investing activities for the nine month period of 2007 was primarily for the purchase of research and development equipment, software, and information technology equipment. We currently expect to make capital expenditures of approximately $500,000 for the remainder of 2008.
     Net cash provided by financing activities was $959,000 for the nine month period ended September 30, 2008, and included proceeds from the exercise of employee stock options of $963,000, offset by principal payments under a capital lease obligation. Net cash provided by financing activities was $767,000 for the nine month period ended September 30, 2007 and included proceeds from the exercise of employee stock options of $771,000, offset by principal payments under a capital lease obligation.
     We estimate that our current cash and cash equivalent balances and short-term investments, interest on these funds and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities.
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
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals, and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, such as our arrangements with Merck and Ipsen, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaborations with Merck and Ipsen, we do not currently have any commitments for future external funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, such as our arrangements with Merck and Ipsen, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, which have resulted in the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of U.S. and other governmental intervention. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available due to the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the nine months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. *
     We have a limited operating history. As of September 30, 2008, we had an accumulated deficit of $308 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $37.9 million for the nine months ended September 30, 2008, $40.4 million in 2007, $35.5 million in 2006, and $36.8 million in 2005. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock, including $30.0 million in proceeds from the sale of our common stock to Merck & Co., Inc., or Merck. In addition, we have received upfront license fees and milestone and other payments pursuant to our collaborative arrangements with third parties, including $40.0 million in upfront license fees from Merck received in January 2008 and the $1.5 million milestone payment from Ipsen received in April 2008. FARESTON® is currently our only commercial product and, we expect, will account for all of our product revenue for the foreseeable future. For the nine months ended September 30, 2008, we recognized $846,000 in net revenues from the sale of FARESTON®.
     We expect our research and development expenses to increase in connection with our efforts to obtain regulatory approval of toremifene 80 mg for the prevention of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy for prostate cancer, our ongoing clinical trials, our increasing SARM research efforts with Merck as a part of our collaboration, and the continued preclinical and clinical development of other product candidates, including GTx-758. In addition, subject to regulatory approval of any of our product candidates, we expect to incur additional sales and marketing expenses and increased manufacturing expenses.
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
     We estimate that our current cash and cash equivalent balances and short-term investments, interest on these funds and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities. Our future funding requirements will depend on many factors, including:
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
     If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, which have resulted in the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of U.S. and other governmental intervention. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available due to the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.
Risks Related to Development of Product Candidates
     We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our or our collaborators’ clinical trials do not demonstrate safety and efficacy in humans. *
     Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all.
     In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the submission or approval of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA. For example, in connection with our pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN, a planned efficacy interim analysis was conducted in the second quarter of 2008, which concluded that the efficacy results did not reach the specified statistical outcome and we were therefore unable to submit a NDA to the FDA based on this efficacy interim analysis. Although we anticipate conducting a planned efficacy interim analysis, the analysis may conclude that the efficacy results are insufficient to support the submission of a NDA in which case we would not submit a NDA to the FDA until the end of the full 36-month clinical trial period, if at all.
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
     If we or our collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or our collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues. *
     In our Phase III clinical trial for toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, some patients have experienced venous thromboembolic events, or VTEs, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, which have been considered by investigators as possibly related to treatment with toremifene 20 mg. Because this trial is blinded, we cannot establish whether these patients received placebo or toremifene 20 mg in this trial. In addition, although the results from our Phase III clinical trial for toremifene 80 mg for the prevention of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy, or ADT, for prostate cancer showed that the drug had a favorable safety profile and was well tolerated, there were a higher number of VTEs in the toremifene 80 mg treatment group 17 (2.6%) versus seven (1.1%) in the placebo group. Even though the majority of VTEs occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure and immobilization) and our results showed that the number of men without major risk factors for VTEs in whom a VTE occurred was five in the toremifene 80 mg treatment group versus three in the placebo group, the FDA will consider the overall safety profile when making its determination to grant approval and the requirement of any potential warnings in the label if approval is granted.
     As part of our effort to complete the requirements for the submission of applications for regulatory approval of toremifene, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study, a bioequivalence study and a series of drug-drug interaction studies, and are conducting a semen quality study to assess the effect of toremifene. The results of these studies will be included as a part of the NDA submissions for our toremifene 80 mg product candidate for the prevention of fractures and treatment of other estrogen deficiency side effects of ADT for prostate cancer and, subject to receipt of favorable results from our ongoing Phase III clinical trial, our toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, to be submitted to the FDA, and will be used to update the label for FARESTON® (toremifene citrate) 60 mg tablets. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
     In addition, in our Phase II clinical trial for OstarineTM for the treatment of cancer cachexia (cancer induced muscle loss), we observed mild elevations of hepatic enzymes in a few patients, and in our preclinical studies for OstarineTM, only at the highest doses, we observed expected selective effects on the reproductive and other target organs in the male population consistent with the stimulating and inhibiting effects on the androgen receptor which is located in these organs.
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
Risks Related to Our Dependence on Third Parties
     If third parties do not manufacture our product candidates in sufficient quantities, in the required timeframe, and at an acceptable cost, clinical development and commercialization of our product candidates would be delayed. *
     We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any product candidates on a timely and competitive basis.
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
     Historically, we have relied on third party vendors for the manufacture of OstarineTM drug substance. However, Merck has assumed primary manufacturing responsibilities for OstarineTM and other SARM products developed under our exclusive license and collaboration agreement with Merck. If Merck does not manufacture and supply sufficient quantities of clinical trial materials to support our clinical trials, we could experience a delay in conducting clinical trials of OstarineTM or other SARM product candidates. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Orion for toremifene and Merck for OstarineTM and other SARM product candidates, or to do so at an acceptable cost, or if Merck or other suppliers fail to meet our requirements for OstarineTM or other SARM product candidates for any reason, we would be required to obtain alternate suppliers. However, we may not be permitted to obtain alternate suppliers for toremifene under our license agreement with Orion if Orion terminates its supply of toremifene due to our uncured material breach or bankruptcy. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
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
     We are dependent on our collaborative arrangement with Ipsen to develop and commercialize toremifene in the European Territory and are dependent on our collaborative arrangement with Merck for the joint research, development and commercialization of SARM compounds and products. We may also be dependent upon additional collaborative arrangements to complete the development and commercialization of some of our other product candidates. These collaborative arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us. *
     The loss of Ipsen or Merck as a collaborator in the development or commercialization of toremifene or SARM compounds and related SARM products, respectively, any dispute over the terms of our collaborations with Ipsen or Merck, or any other adverse developments in our relationships with Ipsen or Merck could materially harm our business and might accelerate our need for additional capital. For example, Ipsen is obligated to initiate and conduct appropriate clinical studies as required by the appropriate regulatory authorities in order to obtain marketing approvals of toremifene within the European Territory. Any failure on the part of Ipsen to initiate these studies could delay the commercialization of toremifene within the European Territory. Likewise, Merck is responsible for conducting all clinical trials for SARM product candidates developed under the collaboration, and the failure of Merck to initiate one or more of these clinical trials would adversely affect the development of our SARM product candidates.

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
     Under our agreement with Merck, we and Merck have agreed that neither party will engage in the development and commercialization of SARMs with any third party for an agreed upon period of time. However, we cannot assure you that we and Merck will be able to successfully develop new SARM products or identify new indications for existing and/or future SARM products under our collaboration with Merck. Additionally, Merck has the right to terminate our agreement with Merck for any reason after a specified period of time with prior written notice, and Ipsen has the right to terminate our agreement with Ipsen with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns. Both Ipsen and Merck may terminate their agreements with us following our uncured material breach or bankruptcy. If our agreements with Ipsen and Merck are terminated, the anticipated future benefits to us from these agreements would be eliminated, the development and commercialization of toremifene in the European Territory and the development and commercialization of our SARM product candidates could be delayed, and our costs of development would increase. For example, Merck’s obligation to pay us $15.0 million in guaranteed cost reimbursements for research funding over a three year period is subject to our exclusive license and collaboration agreement with Merck not being terminated for cause and there not occurring certain change of control events involving us during such three year period. In any such or similar events, we may not realize the anticipated benefits from our collaborative arrangements with Ipsen and Merck.
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
     If we lose our licenses from Orion and UTRF, we may be unable to continue our business. *
     We have licensed intellectual property rights and technology from Orion and UTRF under our license agreements with each of them. Each of these license agreements may be terminated by the other party if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing our business. Additionally, the termination of our UTRF license related to SARM technology could lead to a termination of our exclusive license and collaboration agreement with Merck, which would terminate our rights to any potential milestone or royalty payments from Merck. For example, if we do not pay UTRF the sublicense royalty fees it claims is owed on account of our sale of common stock to Merck, UTRF may seek to terminate our SARM license agreement. In addition, the termination of our UTRF license for chemoprevention of prostate cancer could lead to a termination of our license and collaboration agreement with Ipsen, which would terminate our rights to any potential milestone or royalty payments from Ipsen.
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
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we completed our Phase III clinical trial of toremifene 80 mg for the prevention of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy for prostate cancer and are conducting our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, under Special Protocol Assessments, or SPAs, from the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
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
     As part of our effort to complete the requirements for the submission of applications for regulatory approval of toremifene, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study, a bioequivalence study and a series of drug-drug interaction studies, and are conducting a semen quality study to assess the effect of toremifene. The results of these studies will be included as a part of the NDA submissions for our toremifene 80 mg product candidate for the prevention of fractures and treatment of other estrogen deficiency side effects of ADT for prostate cancer and, subject to receipt of favorable results from our ongoing Phase III clinical trial, 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, to be submitted to the FDA. The study results could lead to the inclusions of restrictions, limitations, and/or warnings in the label of an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
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

•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 95% of our gross product sales of FARESTON® for the nine months ended September 30, 2008;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
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
     Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our or our collaborators’ ability to market and sell any products that we and/or our collaborators may develop. For example, although there are no products that have been approved by the FDA to treat multiple side effects of androgen deprivation therapy, we are aware of a number of drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Procter & Gamble (Actonel®), Wyeth Pharmaceuticals (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®) that are prescribed to treat single side effects of androgen deprivation therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline is conducting a Phase III study for Avodart® on prostate cancer prevention in men with elevated prostate specific antigen. Additionally, recent literature has suggested that finasteride may be effective in reducing the risk of prostate cancer progression, and there are nutritional supplement studies (for example, selenium) investigating prostate cancer prevention in men with high grade PIN. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle loss from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle loss from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle loss. There are other SARM product candidates in development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
     Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval. *
     As of September 30, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 70.9% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 46.9% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well. *
     For the 12-month period ended September 30, 2008, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 293,464 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2008, we had 36,366,216 shares of common stock outstanding.
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

GTx, Inc.
Date: November 6, 2008	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 6, 2008	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of GTx, Inc.(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)

4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)

4.7	Registration Rights Agreement between Registrant and Merck & Co., Inc. dated December 18, 2007(5)

12.1*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on December 18, 2007, and incorporated herein by reference.

(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.