Form 10-Q
period 2009-03-31
GTX INC /DE/
filed 2009-05-11
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50549
GTx, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1715807 (I.R.S. Employer Identification No.)

175 Toyota Plaza 7thFloor Memphis, Tennessee (Address of principal executive offices)	38103 (Zip Code)
(901) 523-9700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 6, 2009, 36,418,234 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,174	$95,510
Short-term investments	1,553	2,157
Accounts receivable, net	436	487
Inventory	59	92
Receivable from collaboration partners	756	777
Prepaid expenses and other current assets	1,970	1,001

Total current assets	84,948	100,024
Property and equipment, net	3,708	3,988
Intangible and other assets, net	4,010	4,097

Total assets	$92,666	$108,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,610	$2,821
Accrued expenses	5,486	6,666
Deferred revenue — current portion	11,490	11,490

Total current liabilities	18,586	20,977
Deferred revenue, less current portion	51,860	54,732
Other long term liabilities	383	382
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,411,509 shares issued and outstanding at March 31, 2009 and 36,392,443 shares issued and outstanding at December 31, 2008	36	36
Additional paid-in capital	355,020	353,900
Accumulated deficit	(333,219)	(321,918)

Total stockholders’ equity	21,837	32,018

Total liabilities and stockholders’ equity	$92,666	$108,109

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product sales, net	$759	$257
Collaboration revenue	2,872	4,216

Total revenues	3,631	4,473
Costs and expenses:
Cost of product sales	348	135
Research and development expenses	8,312	13,999
General and administrative expenses	6,542	4,250

Total costs and expenses	15,202	18,384

Loss from operations	(11,571)	(13,911)
Interest income	76	1,168

Loss before income taxes	(11,495)	(12,743)
Income tax benefit	194	—

Net loss	$(11,301)	$(12,743)

Net loss per share:
Basic and diluted	$(0.31)	$(0.35)

Weighted average shares used in computing net loss per share:
Basic and diluted	36,404,608	36,224,834

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,301)	$(12,743)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	458	302
Share-based compensation	1,015	730
Directors’ deferred compensation	45	51
Deferred revenue amortization	(2,872)	(2,733)
Foreign currency transaction loss (gain)	31	(218)
Changes in assets and liabilities:
Short-term investments	604	3,421
Accounts receivable, net	51	19
Inventory	33	32
Receivable from collaboration partners	(10)	38,509
Prepaid expenses and other assets	(967)	(579)
Accounts payable	(1,211)	2,036
Accrued expenses and other long term liabilities	(1,178)	(125)

Net cash (used in) provided by operating activities	(15,302)	28,702

Cash flows from investing activity:
Purchase of property and equipment	(93)	(697)

Net cash used in investing activity	(93)	(697)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	60	131
Payments on capital lease obligation	(1)	(1)

Net cash provided by financing activities	59	130

Net (decrease) increase in cash and cash equivalents	(15,336)	28,135
Cash and cash equivalents, beginning of period	95,510	100,178

Cash and cash equivalents, end of period	$80,174	$128,313

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
1. Business and Basis of Presentation
Business
     GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to prevent and treat cancer, fractures and bone loss, muscle loss and other serious medical conditions. GTx operates in one business segment.
     GTx is developing toremifene citrate, a selective estrogen receptor modulator (“SERM”), in two separate clinical programs in men: first, toremifene 80 mg in a completed pivotal Phase III clinical trial for the prevention of bone fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy (“ADT”) in men with prostate cancer and second, toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). In December 2008, the Company submitted a New Drug Application (“NDA”) for toremifene 80 mg for the prevention of bone fractures in men with prostate cancer on ADT, which has been accepted for filing and review by the U.S. Food and Drug Administration (“FDA”). GTx has licensed to Ipsen Developments Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize toremifene for all indications which the Company has licensed from Orion Corporation (“Orion”). In December 2007, the Company and Merck & Co., Inc. (“Merck”) entered into a collaboration to discover and develop selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, cancer cachexia (cancer induced muscle loss), and other musculoskeletal wasting or muscle loss conditions. The Company and Merck are evaluating multiple SARM product candidates, including Ostarine™ (designated by Merck as MK-2866) and MK-0773, for a variety of musculoskeletal wasting indications including sarcopenia and cancer cachexia. The Company currently markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2009.

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
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At March 31, 2009 and December 31, 2008, the Company’s accrual for product returns was $812 and $815, respectively.
     Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s collaboration and license agreements discussed in Note 4. The Company recognizes this revenue in accordance with SAB No. 104, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company has analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting in accordance with EITF 00-21. For these arrangements, the Company was not able to identify evidence of fair value for the undelivered elements and therefore recognizes any consideration for a single unit of accounting in the same manner as revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period was estimated at the inception of each agreement and is reevaluated at each reporting period. Revenues from milestone payments for which the Company has no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Short-term Investments
     Short-term investments consist of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of $1.00 per share. The Fund ceased accepting new orders for new shares and began an orderly distribution of Fund assets to its shareholders. At March 31, 2009 and December 31, 2008, the Fund’s NAV was $0.8336 and $0.8266 per share, respectively. The Company has classified this investment as trading, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value and all unrealized gains and losses are included in the statements of operations as general and administrative expense. For the three months ended March 31, 2009 and 2008, the Company recognized a gain on its investment in the Fund of approximately $14 and a loss of approximately $120, respectively. The fair value of this investment was determined based on quoted market prices in active markets and other observable market data, or Level 1 and Level 2 inputs as defined by SFAS No. 157, Fair Value Measurements. Where quoted market prices in active markets were not available, inputs other than quoted prices that are observable, either directly or indirectly, were used to determine the fair value of this investment.
Income Taxes
     The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at March 31, 2009 and December 31, 2008, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     For the three months ended March 31, 2009, the Company recognized a federal income tax benefit of $194 due to the adoption of a provision in the Housing and Economic Recovery Act of 2008 that allowed the Company to claim a refund for a portion of its pre-2006 research and development tax credits.
2. Share-Based Compensation
     The Company recognizes compensation expense for its share-based payments based on the fair value of the awards in accordance with SFAS 123(R), Share-Based Payment. Share-based payments include stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s directors. The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Total share-based compensation expense for the three months ended March 31, 2009 was $1,060, of which $380 and $680 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
compensation expense for the three months ended March 31, 2008 was $781, of which $345 and $436 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended March 31, 2009 and 2008 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $45 and $51, respectively.
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

	Three Months Ended
	March 31,
	2009	2008

Expected price volatility	54.1%	50.5%
Risk-free interest rate	1.9%	3.7%
Weighted average expected life in years	7.0 years	7.0 years
     The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share
Options outstanding at December 31, 2008	2,673,976	$13.01
Options granted	887,650	16.50
Options forfeited	(31,500)	15.71
Options exercised	(9,042)	6.71

Options outstanding at March 31, 2009	3,521,084	13.88

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
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2009	2008
Basic and diluted net loss per share
Numerator:
Net loss	$(11,301)	$(12,743)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	36,392,443	36,216,263
Exercise of employee stock options and issuance of common stock under deferred compensation arrangements	12,165	8,571

Weighted average shares used in computing basic and diluted net loss per share	36,404,608	36,224,834

Basic and diluted net loss per share	$(0.31)	$(0.35)

     Weighted average options outstanding to purchase shares of common stock of 3,500,994 and 2,548,435 for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.
4. Collaboration and License Agreements
University of Tennessee Research Foundation License Agreements
     In July 2007, the Company and the University of Tennessee Research Foundation (“UTRF”) entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”) to consolidate and replace the Company’s two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to this agreement, the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.
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
     In December 2008, the Company amended the SARM License Agreement and SERM Agreement (together the “License Amendments”) with UTRF. In consideration for the execution of the License Amendments, the Company paid UTRF an aggregate of $540, which was included in research and development expense in the Company’s statement of operations for the year ended December 31, 2008.
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
     The Company recorded deferred revenue of $29,259 related to the Ipsen upfront license fee and expense reimbursement which is expected to be amortized into revenue on a straight-line basis over the estimated five year development period for toremifene in the European Territory. The Company recognized as collaboration revenue $1,463 for each of the three months ended March 31, 2009 and 2008 from the amortization of the Ipsen deferred revenue.
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
     Under the Merck Collaboration Agreement, the Company granted Merck an exclusive worldwide license under its SARM-related patents and know-how. The Company is conducting preclinical research of SARM compounds and products, and Merck is primarily responsible for conducting and funding development and commercialization of products developed under the Merck Collaboration Agreement. Merck paid the Company an upfront licensing fee of $40,000. In addition, Merck has agreed to pay the Company $15,000 in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the Merck Collaboration Agreement. In December 2008, the Company received $5,000 from Merck as the initial payment of the cost reimbursement for research and development activities. The Company is also eligible to receive under the Merck Collaboration Agreement up to $422,000 in future milestone payments associated with the development and regulatory approval of a lead product candidate, including Ostarine™, as defined in the Merck Collaboration Agreement, if multiple indications are developed and receive required regulatory approvals, as well as additional milestone payments for the development and regulatory approval of other product candidates developed under the Merck Collaboration Agreement. Merck has also agreed to pay the Company tiered royalties on net sales of products that may be developed under the Merck Collaboration Agreement. The Company is responsible for any payments owed to UTRF resulting from the Merck Collaboration Agreement.
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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represents the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments are being recognized as revenue over the period of the Company’s performance obligation, which the Company estimates to be ten years. The $5,000 of cost reimbursement received in December 2008 is being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. The Company recognized as collaboration revenue $1,409 and $1,271 for the three months ended March 31, 2009 and 2008, respectively, from the amortization of the Merck deferred revenue. The remaining cost reimbursements for research and development activities will begin to be recognized as collaboration revenue when the amounts are determinable and collection of the related receivable is reasonably assured.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our and our collaborators’ research, development and clinical programs, including the timing of regulatory submissions and whether future clinical trials will achieve similar results to clinical trials that we have successfully concluded;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Ipsen Developments Limited and Merck & Co., Inc.;

•	our and our collaborators’ ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings;

•	our and our collaborators’ ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our and our collaborators’ ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
     In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to prevent and treat cancer, fractures and bone loss, muscle loss and other serious medical conditions. We are developing toremifene citrate, a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men: first, toremifene 80 mg in a completed pivotal Phase III clinical trial for the prevention of bone fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy, or ADT, in men with prostate cancer, and second, toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN.
     We commenced a pivotal Phase III clinical trial of toremifene 80 mg under a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, for the prevention of bone fractures and treatment of estrogen deficiency related side effects of ADT in men with prostate cancer in November 2003. The last patient completed the ADT clinical trial in November 2007. In the first quarter of 2008, we announced that the Phase III clinical trial results for toremifene 80 mg for the prevention of bone fractures and treatment of other estrogen deficiency side effects of ADT in men with prostate cancer showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia, and also showed that toremifene 80 mg demonstrated a reduction in hot flashes in a subset of patients. In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg for the prevention of bone fractures in men with prostate cancer on ADT, which has been accepted for filing and review by the FDA. The FDA has informed us that it will target October 30, 2009 as the Prescription Drug User Fee Act, or PDUFA, date by which it will respond to our toremifene 80 mg NDA. We cannot predict if the NDA will be approved in a timely manner, or at all, and if approved, if the FDA will require any restrictions, limitations, and/or warnings in the label.
     In January 2005, we initiated a pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. A planned efficacy interim analysis was conducted in the second quarter of 2008 that did not reach the specified statistical outcome of p<0.003 required under the SPA. We anticipate conducting a planned efficacy analysis after a certain number of additional cancer events have been recorded among study patients, which we currently expect to occur in late summer of 2009. If the efficacy analysis achieves a prespecified statistical goal, we plan to submit a NDA to the FDA. If we are able to submit a NDA based on the results of the planned efficacy analysis, we will continue the study to collect efficacy data and safety data during the NDA review process to satisfy the FDA’s safety requirements set forth in the SPA. If the results from the efficacy analysis do not satisfy the specified statistical requirements, we will make a final determination about the continuation of the toremifene 20 mg Phase III clinical trial.
     We have licensed to Ipsen Developments Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, to develop and commercialize toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States.
     In our third clinical program, selective androgen receptor modulators, or SARMs, are being developed to treat sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, cancer cachexia (cancer induced muscle loss), and other musculoskeletal wasting or muscle loss conditions. In December 2006, we announced that OstarineTM (designated by Merck & Co., or Merck, as MK-2866) met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. In December 2007, we and Merck entered into a collaboration agreement governing our and Merck’s joint research, development and commercialization of SARM compounds and related SARM product candidates, including SARMs currently being developed by us and Merck and those yet to be discovered, for all indications of interest. We and Merck are evaluating multiple SARM product candidates, including Ostarine™ and MK-0773, for a variety of musculoskeletal wasting indications including sarcopenia and cancer cachexia. In October 2008, we announced topline results of a Phase II clinical trial evaluating Ostarine™ in patients with cancer cachexia. In this analysis, the study met its primary endpoint of absolute change in total lean body mass (muscle) compared to placebo and the secondary endpoint of muscle function (performance) after 16 weeks of treatment in 159 cancer patients with reported weight loss. In the second half of 2009, we and Merck expect to complete an ongoing Phase II clinical trial evaluating MK-0773 in sarcopenia.
     We are also developing GTx-758, an oral luteinizing hormone, or LH, inhibitor for the treatment of advanced prostate cancer. In preclinical in vitro and in vivo models, GTx-758 has demonstrated the potential to reduce testosterone to castrate levels, increase bone mineral density, and prevent hot flashes. We have initiated a Phase I clinical trial evaluating GTx-758 in healthy male volunteers in the first quarter of 2009. We further expect to establish proof of concept of reduction in testosterone blood concentrations to castrate levels for GTx-758 with a Phase I multiple ascending dose clinical trial that we are planning to initiate in the second quarter of 2009 and conclude in the fourth quarter of 2009. We also have an extensive preclinical pipeline generated from our own discovery program.
     We currently market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg and toremifene 20 mg product candidates.
     Our net loss for the three months ended March 31, 2009 was $11.3 million. Our net loss included FARESTON® net product sales of $759,000 and the recognition of collaboration revenue of $2.9 million. We have financed our operations and internal growth primarily through public offerings and private placements of our common stock and preferred stock, as well as proceeds from our collaborations. We expect to continue to incur net losses as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs activities, quality assurance activities and license and royalty fees.

     We expect that future research and development expenditures will be focused on the following:
•	activities relating to our efforts to obtain regulatory approval of toremifene 80 mg for the prevention of bone fractures and treatment of other estrogen deficiency side effects of ADT in men with prostate cancer;

•	the continuation of the pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;

•	our ongoing SARM research and development efforts with Merck as a part of our collaboration; and

•	the continued preclinical and clinical development of other product candidates, including GTx-758.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates
     The following table identifies the development phase and status for each of our clinical product candidates:

Product
	Candidate/	Development
Program	Indication	Phase	Status

SERM	Toremifene 80 mg Prevention of bone fractures and treatment of other estrogen deficiency side effects of ADT in men with prostate cancer	NDA under FDA review	NDA submitted for the prevention of bone fractures in December 2008 and has been accepted for filing and review by the FDA; PDUFA date of October 30, 2009

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA; planned efficacy analysis expected to occur in late summer of 2009

SARM	OstarineTM (MK-2866) * Treatment of cancer cachexia	Phase II clinical trial	Phase II clinical trial completed in September 2008

	MK-2866 * and MK-0773 * Treatment of sarcopenia	Phase II clinical trial	MK-2866 Phase IIa clinical trial completed in December 2006 MK-0773 Phase II clinical trial ongoing and expected to be completed in the second half of 2009

LH inhibitor	GTx-758 Treatment of advanced prostate cancer	Phase I clinical trial	Phase I clinical trial initiated in the first quarter of 2009

*	Compound part of the GTx and Merck joint research, development and commercialization collaboration agreement
Sales and Marketing
     We currently market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg and toremifene 20 mg product candidates, but in a different dose. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the metastatic breast cancer in postmenopausal women indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States. In order to commercialize any future products, we must broaden our sales and marketing infrastructure or collaborate with third parties with sales and marketing experience and personnel. We plan to build a specialty sales and marketing infrastructure, which we expect to include approximately 65 sales consultants, to market toremifene 80 mg and toremifene 20 mg, if approved by the FDA, to the relatively small and concentrated community of urologists and medical oncologists in the United States. We have partnered with Ipsen to commercialize toremifene in Europe if approved for commercial sale. We are currently seeking partners to market toremifene in Asia and other markets outside of the United States and Europe.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also include insurance costs and FARESTON® selling and distribution expenses. We expect that our general and administrative expenses will increase in future periods as we add personnel, additional office space and incur other expenses to support the planned growth of our business. In addition, we plan to expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
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
     While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.
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
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 96% of our product sales of FARESTON® for the three months ended March 31, 2009. Based on this information and other factors, we estimate an accrual for product returns. At March 31, 2009 and December 31, 2008, our accrual for product returns was $812,000 and $815,000, respectively.
Research and Development Expenses
     Research and development expenses include, but are not limited to, our expenses for personnel and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, quality assurance activities and license and royalty fees. We expense these costs in the period in which they are incurred. We estimate our liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon our estimate of services received and degree of completion of the services in accordance with the specific third party contract.
Share-Based Compensation
     We have stock option and equity incentive plans that provide for the purchase of our common stock by certain of our employees and directors and deferred compensation arrangements for our directors. We recognize compensation expense for our share-based payments based on the fair value of the awards in accordance with SFAS 123(R), Share-Based Payment.
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
     Total share-based compensation expense for the three months ended March 31, 2009 was $1.1 million, of which $380,000 and $680,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended March 31, 2008 was $781,000, of which $345,000 and $436,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended March 31, 2009 and 2008 is share-based compensation expense related to deferred compensation arrangements for our directors of $45,000 and $51,000, respectively. At March 31, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $13.7 million with a weighted average expense recognition period of 2.73 years.
Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenues. Revenues for the three months ended March 31, 2009 were $3.6 million, as compared to $4.5 million for the same period of 2008. Revenues included net sales of FARESTON® marketed for the treatment of metastatic breast cancer in postmenopausal women and collaboration revenue from Ipsen and Merck. During the three months ended March 31, 2009 and 2008, FARESTON® net product sales were $759,000 and $257,000, respectively, while cost of product sales were $348,000 and $135,000, respectively. FARESTON® net product sales for the three months ended March 31, 2009 increased from the same period in the prior year as a result of a price increase of 263% instituted in the fourth quarter of 2008, partially offset by a decrease of approximately 22% in sales volume of FARESTON® as compared to the three months ended March 31, 2008. We expect FARESTON® sales volume to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including FARESTON®. Collaboration revenue was $2.9 million for the three months ended March 31, 2009, and $4.2 million for the three months ended March 31, 2008. Collaboration revenue for the three months ended March 31, 2009 consisted of approximately $1.5 million and approximately $1.4 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue for the three months ended March 31, 2008 consisted of approximately $1.5 million and approximately $1.3 million from the amortization of deferred revenue from Ipsen and Merck, respectively, and approximately $1.5 million from an earned milestone from Ipsen with the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial.
Research and Development Expenses. Research and development expenses decreased 41% to $8.3 million for the three months ended March 31, 2009 from $14.0 million for the three months ended March 31, 2008. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented. The decrease in research and development expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is due to the completion of the toremifene 80 mg Phase III clinical trial and the completion of the OstarineTM Phase II clinical trial during 2008. This decrease was partially offset by research and development spending on our Phase I clinical trial for GTx-758 which was initiated in the first quarter of 2009. We expect research and development expenses for the full year of 2009 to be less than 2008 due to the completion of the two trials discussed above.

	Product	Three Months Ended
	Candidate/	March 31,		Increase/
Program	Indication	2009	2008	(Decrease)
		(in thousands)

SERM	Toremifene
	80 mg
	Prevention of bone fractures and treatment of other estrogen deficiency side effects of ADT in men with prostate cancer	$536	$5,394	$(4,858)

	Toremifene
	20 mg	2,120	2,639	(519)
	Prevention of prostate cancer in high risk men with high grade PIN

SARM	OstarineTM (MK-2866) *
	Treatment of cancer cachexia	308	2,256	(1,948)

LH inhibitor	GTx-758	2,166	541	1,625
	Treatment of advanced prostate cancer

Other research and development		3,182	3,169	13

Total research and development expenses		$8,312	$13,999	$(5,687)

*	Compound part of the GTx and Merck joint research, development and commercialization collaboration agreement

General and Administrative Expenses. General and administrative expenses increased during the three months ended March 31, 2009 to $6.5 million from $4.3 million for the three months ended March 31, 2008. This increase was primarily the result of increased personnel and personnel related expenses of approximately $1.4 million, marketing expenses of approximately $190,000 in connection with the planned commercialization of our toremifene product candidates, medical education expenses of approximately $190,000, and changes in foreign currency of approximately $250,000 related to our receivable from Ipsen for the final license fee and expense reimbursement payment under our collaboration agreement.
Interest Income. Interest income decreased to $76,000 for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower average interest rates and lower cash balances during the three months ended March 31, 2009 as compared to the same period in 2008.
Income Tax Benefit. The income tax benefit of approximately $194,000 for the three months ended March 31, 2009 resulted from a provision in the Housing and Economic Recovery Act of 2008 that allowed us to claim a refund for a portion of our pre-2006 research and development tax credits.
Liquidity and Capital Resources
     At March 31, 2009, we had cash, cash equivalents and short-term investments of $81.7 million, compared to $97.7 million at December 31, 2008. Net cash used in operating activities was $15.3 million for the three months ended March 31, 2009 and resulted primarily from funding our net loss. Net cash provided by operating activities was $28.7 million for the three months ended March 31, 2008 and consisted primarily of the receipt of $40.0 million from Merck in conjunction with our exclusive license and collaboration agreement, offset by funding our net loss for the period.
     Net cash used in investing activities was $93,000 and $697,000 for the three months ended March 31, 2009 and 2008, respectively. Net cash used in investing activities for the three months ended March 31, 2009 was primarily for the purchase of information technology equipment, software, and research and development equipment. Net cash used in investing activities for the three month period of 2008 was primarily for the purchase of furniture and fixtures and leasehold improvements related to the additional office space added in 2008, as well as the purchase of additional research and development equipment. We currently expect to make capital expenditures of approximately $1.2 million for the remainder of 2009.
     Net cash provided by financing activities was $59,000 and $130,000 for the three months ended March 31, 2009 and 2008, respectively. In each case, the net cash was provided primarily from proceeds from the exercises of employee stock options.
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
     Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials, other research and development activities, and commercialization activities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals, and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended March 31, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks, and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.
     We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2009.
Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. *
     We have a limited operating history. As of March 31, 2009, we had an accumulated deficit of $333.2 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $11.3 million for the three months ended March 31, 2009, $51.8 million in 2008, $40.4 million in 2007, and $35.5 million in 2006. We expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock. In addition, we have received upfront license fees and milestone and other payments pursuant to our collaborative arrangements with third parties, including $40.0 million in upfront license fees from Merck received in January 2008, a $1.5 million milestone payment from Ipsen Developments Limited, or Ipsen, received in April 2008, and $5.0 million received from Merck in guaranteed cost reimbursements for research and development activities in December 2008. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, we expect that FARESTON® will account for all of our product revenue. For the three months ended March 31, 2009, we recognized $759,000 in net revenues from the sale of FARESTON®.
     We expect our general and administrative expenses for the remainder of 2009 to increase primarily due to marketing and medical education activities for the planned commercialization of our toremifene product candidates and various other expenses to support the growth of our business. Further, subject to regulatory approval of any of our product candidates, we expect to incur additional sales and marketing expenses. Additionally, we expect our research and development efforts for the remainder of 2009 to focus on obtaining regulatory approval of toremifene 80 mg for the prevention of bone fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy in men with prostate cancer, our ongoing clinical trials, our increasing SARM research efforts with Merck as a part of our collaboration, and the continued preclinical and clinical development of other product candidates, including GTx-758.
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
     We estimate that our current cash and cash equivalent balances, short-term investments, interest income and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the submission or approval of a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA. For example, in connection with our pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, a planned efficacy interim analysis was conducted in the second quarter of 2008, which concluded that the efficacy results did not reach the specified statistical outcome, and we were therefore unable to submit a NDA to the FDA based on this efficacy interim analysis. Although we anticipate conducting a planned efficacy analysis in late summer of 2009, the analysis may conclude that the efficacy results are insufficient to support the submission of a NDA, in which case we would not submit a NDA to the FDA until the end of the full 36-month clinical trial period, if at all.
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
     In our Phase III clinical trial for toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, some patients have experienced venous thromboembolic events, or VTEs, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, which have been considered by investigators as possibly related to treatment with toremifene 20 mg. Because this trial is blinded, we cannot establish whether these patients received placebo or toremifene 20 mg in this trial. In addition, although the results from our Phase III clinical trial for toremifene 80 mg for the prevention of bone fractures and treatment of other estrogen deficiency side effects of ADT in men with prostate cancer showed that the drug had a favorable safety profile and was well tolerated, there were a higher number of VTEs in the toremifene 80 mg treatment group 17 (2.6%) versus 7 (1.1%) in the placebo group. Even though the majority of VTEs occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure or immobilization) and our results showed that the number of men without major risk factors for VTEs in whom a VTE occurred was 5 in the toremifene 80 mg treatment group versus 3 in the placebo group, the FDA will consider the overall safety profile when making its determination to grant approval and the requirement of any potential warnings in the label if approval is granted.
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
     Dependence on collaborative arrangements, including our arrangements with Ipsen and Merck for the development and commercialization of toremifene and SARM compounds and products, respectively, subjects us to a number of risks, including:
•	we are not able to control either the amount and timing of resources that Ipsen devotes to toremifene or the amount and timing of resources that Merck devotes to SARM compounds and products developed under our collaboration with Merck;

•	we may not be able to control the amount and timing of resources that our potential future partners may devote to our product candidates;

•	our partners may experience financial difficulties or changes in business focus;

•	we may be required to relinquish important rights such as marketing and distribution rights;

•	under certain circumstances, Ipsen may not be required to commercialize toremifene in certain countries of the European Territory if Ipsen determines that it is not commercially reasonable for it to do so;

•	pricing reimbursement constraints within the European Territory may diminish the prospects of our receiving royalty payments from Ipsen on aggregate net sales of toremifene in some or all of the countries within the European Territory;

•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	under certain circumstances, a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
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

     If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. *
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our preclinical development of product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
Risks Related to Our Intellectual Property
     Our license agreement with Orion excludes the use of toremifene in humans to treat breast cancer outside the United States and may limit our ability to market toremifene for human uses outside the United States. *
     Our exclusive license and supply agreement from Orion excludes the use of toremifene for the treatment of metastatic breast cancer in postmenopausal women outside the United States. Orion has licensed to other parties the right to market, sell and distribute toremifene for the treatment of advanced breast cancer outside the United States and could license additional parties to market, sell and distribute toremifene for this indication outside the United States.
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
     Furthermore, we and our affiliates are prohibited from marketing or selling products containing SERM compounds (other than toremifene) for human use in the United States and other major countries located outside the European Union during the term of Orion’s patents covering toremifene in such major countries, which prohibition shall expire when Orion’s patents in the United States expire in September 2009. The binding effect of this noncompetition provision on us and our affiliates may make it more difficult for us to be acquired by some potential buyers during the relevant time periods in the event we were to determine that a sale of the company would be in the best interests of our stockholders.
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
     Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene expires in the United States in September 2009. Foreign counterparts of this patent have expired prior to Ipsen or us receiving regulatory approval to commercialize toremifene. As a result, outside the United States, and in the United States after September 2009, we will need to rely primarily on the protection afforded by method of use patents relating to the use of toremifene for the relevant product indications that have been issued or may be issued from our owned or licensed patent applications. Also, within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the toremifene products to be sold within the countries comprising the European Union. To date, many of our applications for method of use patents filed for toremifene outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for the toremifene products to be commercialized within the European Union could adversely affect its ability to successfully commercialize these products. We are not eligible for any such exclusivity or further extension of the composition of matter patent of toremifene licensed to us by Orion in the United States.
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
     If we lose our licenses from Orion or UTRF, we may be unable to continue our business.
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
     Off-label sale or use of toremifene products could decrease sales of toremifene 80 mg and toremifene 20 mg tablets if approved for commercial sale and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen are developing toremifene. *
     In all countries in which we hold or have licensed rights to patents or patent applications related to toremifene, the composition of matter patents we license from Orion will expire before our method of use patents, and in countries outside the United States, the composition of matter patents have already expired. Our method of use patents may not protect toremifene from the risk of off-label sale or use of other toremifene products in place of toremifene 80 mg and toremifene 20 mg tablets. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of other toremifene products may adversely affect our or Ipsen’s ability to generate revenue from the sale of toremifene 80 mg and 20 mg tablets, if approved for commercial sale.
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
     Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, the FDA announced in 2008 that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. If the FDA were to miss a PDUFA timing goal for one of our product candidates, including for toremifene 80 mg, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or the FDA Amendments Act, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
     We may not receive regulatory approval for the commercial sale of any of our product candidates that are in development for at least the next several months, if ever. In February 2009, however, we completed an initial step in the approval process in the United States when the FDA accepted for filing our NDA to market toremifene 80 mg for the prevention of bone fractures in men with prostate cancer on ADT. This acceptance means the application met the FDA’s standards for conducting a full review but does not predict whether the application will be approved or not. In addition, although the FDA has targeted October 30, 2009 as the PDUFA date for responding to our NDA for toremifene 80 mg, the FDA does not always meet its PDUFA timing goals for completing reviews of NDAs and, therefore, a response from the FDA to our NDA may be delayed. Furthermore, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market toremifene within the European Territory any sooner than we will achieve regulatory approval in the United States, and it likely will be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 3, 2009, for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.
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
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 96% of our product sales of FARESTON® for the quarter ended March 31, 2009;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	our inability to manufacture FARESTON® until Orion’s patents with respect to the composition of matter of toremifene expire if Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy.
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
     If our competitors are better able to develop and market products than any products that we and/or our collaborators may develop, our commercial opportunity will be reduced or eliminated.*
     We face competition from commercial pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or our collaborators may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our or our collaborators’ ability to commercialize our product candidates.
     Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our or our collaborators’ ability to market and sell any products that we and/or our collaborators may develop. For example, although there are no products that have been approved by the FDA for the prevention of bone fractures and treatment of estrogen deficiency related side effects of ADT, we are aware of a number of drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Procter & Gamble (Actonel®), Wyeth Pharmaceuticals (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®) that are prescribed to treat single side effects of androgen deprivation therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline is conducting a Phase III study for Avodart® on prostate cancer prevention in men with elevated prostate specific antigen. Additionally, recent literature has suggested that finasteride may be effective in reducing the risk of prostate cancer progression. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle loss from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle loss from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle loss. There are other SARM product candidates in development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
Risks Related to Our Common Stock
     Market volatility may cause our stock price and the value of your investment to decline.*
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of, or failure to achieve, our and our collaborators’ clinical, regulatory other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	developments with respect to our collaborations with Ipsen and Merck;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
     The stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. Recently, the financial markets have faced almost unprecedented turmoil, resulting in a decline in investor confidence and concerns about the proper functioning of the securities markets, which decline in general investor confidence has resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may adversely affect the trading price of our common stock.
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
     Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
     As of March 31, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 81.3% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 46.8% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*
     For the 12-month period ended March 31, 2009, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 262,957 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2009, we had 36,411,509 shares of common stock outstanding.
     Moreover, J.R. Hyde, III, and Oracle Partners, L.P., two of our largest stockholders, and their affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 10.8 million shares of common stock they hold in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders. In addition, we filed a registration statement covering the 1,285,347 shares of common stock that we issued to Merck in December 2007. If any of these large stockholders were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: May 11, 2009	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: May 11, 2009	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)
3.2	Amended and Restated Bylaws of GTx, Inc.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen of Common Stock Certificate(3)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)
4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)
4.7	Registration Rights Agreement between Registrant and Merck & Co., Inc. dated December 18, 2007(5)
10.29	2009 Compensation Information for Registrant’s Executive Officers(6)
10.50	Non-Employee Director Compensation Policy of GTx, Inc., effective January 1, 2009(6)
12.1*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the Securities and Exchange Commission on December 18, 2007, and incorporated herein by reference.

(6)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the Securities and Exchange Commission on March 3, 2009, and incorporated herein by reference.

(7)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.