Form 10-Q
period 2009-06-30
GTX INC /DE/
filed 2009-08-10
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2009, 36,418,234 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,498	$95,510
Short-term investments	1,413	2,157
Accounts receivable, net	411	487
Inventory	115	92
Receivable from collaboration partners	916	777
Prepaid expenses and other current assets	1,723	1,001

Total current assets	72,076	100,024
Property and equipment, net	3,528	3,988
Intangible and other assets, net	3,924	4,097

Total assets	$79,528	$108,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,499	$2,821
Accrued expenses	5,338	6,666
Deferred revenue — current portion	11,522	11,490

Total current liabilities	18,359	20,977
Deferred revenue, less current portion	49,026	54,732
Other long term liabilities	447	382
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,418,234 shares issued and outstanding at June 30, 2009 and 36,392,443 shares issued and outstanding at December 31, 2008	36	36
Additional paid-in capital	356,139	353,900
Accumulated deficit	(344,479)	(321,918)

Total stockholders’ equity	11,696	32,018

Total liabilities and stockholders’ equity	$79,528	$108,109

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$949	$274	$1,708	$531
Collaboration revenue	2,873	2,734	5,745	6,950

Total revenue	3,822	3,008	7,453	7,481
Costs and expenses:
Cost of product sales	431	155	779	290
Research and development expenses	7,746	10,370	16,058	24,369
General and administrative expenses	6,940	6,424	13,482	10,674

Total costs and expenses	15,117	16,949	30,319	35,333

Loss from operations	(11,295)	(13,941)	(22,866)	(27,852)
Interest income	35	698	111	1,866

Loss before income taxes	(11,260)	(13,243)	(22,755)	(25,986)
Income tax benefit	—	—	194	—

Net loss	$(11,260)	$(13,243)	$(22,561)	$(25,986)

Net loss per share:
Basic and diluted	$(0.31)	$(0.37)	$(0.62)	$(0.72)

Weighted average shares used in computing net loss per share:
Basic and diluted	36,417,056	36,256,681	36,410,866	36,240,893

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,561)	$(25,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	903	671
Share-based compensation	2,039	1,524
Directors’ deferred compensation	84	95
Deferred revenue amortization	(5,745)	(5,467)
Foreign currency transaction loss (gain)	(11)	(115)
Changes in assets and liabilities:
Short-term investments	744	4,770
Accounts receivable, net	76	(4)
Inventory	(23)	(97)
Receivable from collaboration partners	(128)	39,983
Prepaid expenses and other assets	(718)	(141)
Accounts payable	(1,322)	(131)
Accrued expenses and other long term liabilities	(1,216)	(745)

Net cash (used in) provided by operating activities	(27,878)	14,357

Cash flows from investing activity:
Purchase of property and equipment, net	(248)	(2,162)

Net cash used in investing activity	(248)	(2,162)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	116	566
Payments on capital lease obligation	(2)	(2)

Net cash provided by financing activities	114	564

Net (decrease) increase in cash and cash equivalents	(28,012)	12,759
Cash and cash equivalents, beginning of period	95,510	100,178

Cash and cash equivalents, end of period	$67,498	$112,937

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
     GTx is developing toremifene citrate, a selective estrogen receptor modulator (“SERM”). GTx has completed a pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce the risk of fractures and treat other estrogen deficiency side effects of androgen deprivation therapy (“ADT”) in men with prostate cancer. In December 2008, the Company submitted a New Drug Application (“NDA”) for toremifene 80 mg to reduce the risk of fractures in men with prostate cancer on ADT, which has been accepted for filing and review by the U.S. Food and Drug Administration (“FDA”). The FDA has informed us that it has targeted October 30, 2009 as the Prescription Drug User Fee Act date by which it will respond to our toremifene 80 mg NDA. GTx is also developing toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia (“high grade PIN”). GTx has licensed to Ipsen Developments Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize toremifene for all indications which the Company has licensed from Orion Corporation (“Orion”). In December 2007, the Company and Merck & Co., Inc. (“Merck”) entered into a collaboration to discover and develop selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat chronic sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, as well as other musculoskeletal wasting or muscle loss conditions. The Company and Merck are evaluating multiple SARM product candidates, including Ostarine™ (designated by Merck as MK-2866) and MK-0773, for a variety of musculoskeletal wasting indications including chronic sarcopenia and muscle loss in patients with chronic obstructive pulmonary disease. GTx is also developing GTx-758, an oral luteinizing hormone inhibitor for the treatment of advanced prostate cancer, which is in a Phase I multiple ascending dose clinical trial.
     The Company currently markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States.
Basis of Presentation
     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2009.
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
Revenue Recognition
     The Company recognizes net product sales revenue from the sale of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when the goods are shipped and title and risk of loss pass to the customer and the other criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB No. 104”) and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, are satisfied. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At June 30, 2009 and December 31, 2008, the Company’s accrual for product returns was $516 and $815, respectively.
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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Short-term Investments
     Short-term investments consist of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of $1.00 per share. The Fund ceased accepting new orders for new shares and began an orderly distribution of Fund assets to its shareholders. At June 30, 2009 and December 31, 2008, the Fund’s NAV was $0.8717 and $0.8266 per share, respectively. The Company has classified this investment as trading, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value and all unrealized gains and losses are included in the condensed statements of operations as general and administrative expense. For the three months ended June 30, 2009 and 2008, the Company recognized a gain on its investment in the Fund of approximately $68 and $3, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized a gain on its investment in the Fund of approximately $82 and a loss of approximately $116, respectively. The fair value of this investment was determined based on quoted market prices in active markets and other observable market data, or Level 1 and Level 2 inputs as defined by SFAS No. 157, Fair Value Measurements. Where quoted market prices in active markets were not available, inputs other than quoted prices that are observable, either directly or indirectly, were used to determine the fair value of this investment.
Income Taxes
     The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at June 30, 2009 and December 31, 2008, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     For the six months ended June 30, 2009, the Company recognized a federal income tax benefit of $194 due to the adoption of a provision in the Housing and Economic Recovery Act of 2008 that allowed the Company to claim a refund for a portion of its pre-2006 research and development tax credits.
Subsequent Events
     Effective May 2009, SFAS No. 165, Subsequent Events (“SFAS 165”) establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company has evaluated all events or transactions that occurred after June 30, 2009 up through the date the condensed financial statements were issued, or August 10, 2009. During this period, there were no material recognizable or nonrecognizable subsequent events.

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
     Total share-based compensation expense for the three months ended June 30, 2009 was $1,064, of which $389 and $675 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended June 30, 2008 was $838, of which $342 and $496 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2009 was $2,123 of which $769 and $1,354 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2008 was $1,619, of which $687 and $932 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended June 30, 2009 and 2008 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $39 and $44, respectively. Share-based compensation expense for the six months ended June 30, 2009 and 2008 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $84 and $95, respectively.
     The Company uses the Black-Scholes-Merton option pricing valuation model to value stock options. The expected life of options is determined by calculating the average of the vesting term and the contractual term of the options, as allowed by SAB 110. The expected price volatility is based on the Company’s historical stock price volatility. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as the Company has not made any dividend payments and has no plans of doing so in the foreseeable future. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected price volatility	58.9%	54.2%	54.7%	51.4%
Risk-free interest rate	2.3%	2.9%	1.9%	3.5%
Weighted average expected life in years	6.4 years	6.8 years	6.9 years	6.9 years

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2008	2,673,976	$13.01
Options granted	1,013,650	15.65
Options forfeited	(37,000)	15.96
Options exercised	(15,767)	7.35

Options outstanding at June 30, 2009	3,634,859	13.74

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
     The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net loss per share
Numerator:
Net loss	$(11,260)	$(13,243)	$(22,561)	$(25,986)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	36,411,509	36,236,263	36,392,443	36,216,263
Exercise of employee stock options and issuance of common stock under deferred compensation arrangements	5,547	20,418	18,423	24,630

Weighted average shares used in computing basic and diluted net loss per share	36,417,056	36,256,681	36,410,866	36,240,893

Basic and diluted net loss per share	$(0.31)	$(0.37)	$(0.62)	$(0.72)

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
     Weighted average options outstanding to purchase shares of common stock of 3,587,530 and 2,660,907 for the three months ended June 30, 2009 and 2008, respectively, and 3,544,501 and 2,604,671 for the six months ended June 30, 2009 and 2008, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.
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
     In September 2007, the Company and UTRF entered into an amended and restated license agreement (the “SERM License Agreement”) to replace its previously existing exclusive worldwide license agreement for toremifene. Pursuant to this agreement, the Company was granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including toremifene for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee.
     Under the agreements with UTRF, the Company agreed to pay to UTRF a one-time, upfront fee of $290 per agreement as consideration for entering into the agreements. The Company is also obligated to pay UTRF annual license maintenance fees and royalties on sublicense revenues and net sales of products.
     In December 2008, the Company amended the SARM License Agreement and SERM License Agreement (together the “License Amendments”) with UTRF. In consideration for the execution of the License Amendments, the Company paid UTRF an aggregate of $540, which was included in research and development expense in the Company’s statement of operations for the year ended December 31, 2008.
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
     The Company recorded deferred revenue of $29,330 related to the Ipsen upfront license fee and expense reimbursements which is being amortized into revenue on a straight-line basis over the estimated five year development period for toremifene in the European Territory. The Company recognized as collaboration revenue $1,464 and $1,463 for the three months ended June 30, 2009 and 2008, respectively, and $2,927 and $2,926 for the six months ended June 30, 2009 and 2008, respectively, from the amortization of the Ipsen deferred revenue.
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
     The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represents the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments are being recognized as revenue over the period of the Company’s performance obligation, which the Company estimates to be ten years. The $5,000 of cost reimbursement received in December 2008 is being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. The Company recognized as collaboration revenue $1,409 and $1,271 for the three months ended June 30, 2009 and 2008, respectively, and $2,818 and $2,542 for the six months ended June 30, 2009 and 2008, respectively, from the amortization of the Merck deferred revenue. The remaining cost reimbursements for research and development activities will begin to be recognized as collaboration revenue when the amounts are determinable and collection of the related receivable is reasonably assured.

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
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our and our collaborators’ research, development and clinical programs, including the timing of regulatory submissions and related regulatory actions, and whether future clinical trials will achieve similar results to clinical trials that we have successfully concluded;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Ipsen Developments Limited and Merck & Co., Inc.;

•	our and our collaborators’ ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings;

•	our and our collaborators’ ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our and our collaborators’ ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources.
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
Overview
     We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways to prevent and treat cancer, fractures and bone loss, muscle loss and other serious medical conditions. We are developing toremifene citrate, a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men. We have completed a pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce the risk of fractures and treat other estrogen deficiency side effects of androgen deprivation therapy, or ADT, in men with prostate cancer. We are also developing toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN.
     We commenced a pivotal Phase III clinical trial of toremifene 80 mg under a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, to reduce the risk of fractures and treat other estrogen deficiency related side effects of ADT in men with prostate cancer in November 2003. The last patient completed the ADT Phase III clinical trial in November 2007. In the first quarter of 2008, we announced that the Phase III clinical trial results for toremifene 80 mg to reduce the risk of fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia, and also showed that toremifene 80 mg demonstrated a reduction in hot flashes in a subset of patients. In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg to reduce the risk of fractures in men with prostate cancer on ADT, which has been accepted for filing and review by the FDA. The FDA has informed us that it has targeted October 30, 2009 as the Prescription Drug User Fee Act, or PDUFA, date by which it will respond to our toremifene 80 mg NDA. We cannot predict if the NDA will be approved in a timely manner, or at all, and if approved, if the FDA will require any restrictions, limitations, and/or warnings in the label.
     In January 2005, we initiated a pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. A planned efficacy interim analysis conducted in the second quarter of 2008 did not reach the specified statistical outcome of p<0.003. Following our review of results of recent clinical trials evaluating other potential treatments for the prevention of prostate cancer in low risk and medium risk patients, we believe that full three year efficacy and safety data can further differentiate toremifene 20 mg, which is being evaluated in high risk men. We have therefore decided not to conduct the event-based efficacy analysis which had been anticipated for late summer of 2009 with results to have been available in the fourth quarter. We will instead, following the conclusion of the study in the first quarter of 2010, conduct the final analyses of the clinical trial. We plan to announce results of the study and, if successful, our plans to submit a NDA for toremifene 20 mg to the FDA in 2010.
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
     In our third clinical program, selective androgen receptor modulators, or SARMs, are being developed to treat chronic sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, muscle loss in patients with chronic obstructive pulmonary disease, or COPD, and other musculoskeletal wasting or muscle loss conditions. In December 2006, we announced that OstarineTM (designated by Merck & Co. Inc., or Merck, as MK-2866) met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. In December 2007, we and Merck entered into a collaboration to discover and develop SARMs, a new class of drugs with the potential to treat chronic sarcopenia, as well as other musculoskeletal wasting or muscle loss conditions. We and Merck are evaluating multiple SARM product candidates, including Ostarine™ and MK-0773, for a variety of musculoskeletal wasting indications including chronic sarcopenia and muscle loss in patients with COPD. In October 2008, we announced topline results of a Phase II clinical trial evaluating Ostarine™ in patients with cancer cachexia. In this analysis, the study met its primary endpoint of absolute change in total lean body mass (muscle) compared to placebo and the secondary endpoint of muscle function (performance) after 16 weeks of treatment in 159 cancer patients with reported weight loss. In the second half of 2009, we and Merck expect to complete an ongoing Phase II clinical trial evaluating MK-0773 in chronic sarcopenia. We and Merck are finalizing clinical development plans to evaluate Ostarine™ for the treatment of chronic sarcopenia and for the treatment of muscle loss in patients with COPD with the goal of initiating an Ostarine™ Phase IIb chronic sarcopenia clinical trial in 2010 and an Ostarine™ Phase II COPD clinical trial in the first quarter of 2010. We and Merck are evaluating additional indications for SARM clinical development.
     We are also developing GTx-758, an oral luteinizing hormone, or LH, inhibitor for the treatment of advanced prostate cancer. In preclinical in vitro and in vivo models, GTx-758 has demonstrated the potential to reduce testosterone concentrations in blood to castrate levels, increase bone mineral density, and prevent hot flashes. We completed a Phase I single ascending dose clinical trial evaluating GTx-758 in healthy male volunteers in the second quarter of 2009. GTx-758 was well tolerated in this study. We have initiated a Phase I multiple ascending dose clinical trial evaluating GTx-758 in healthy male volunteers in which we expect to establish the proof of concept of the ability of GTx-758 to reduce testosterone concentrations in blood to castrate levels. We expect to conclude this trial in the fourth quarter of 2009 and to initiate a Phase II clinical trial in 2010.
     We currently market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg and toremifene 20 mg product candidates.
     Our net loss for the six months ended June 30, 2009 was $11.3 million. Our net loss included FARESTON® net product sales of $949,000 and the recognition of collaboration revenue of $2.9 million. We have financed our operations and internal growth primarily through public offerings and private placements of our common stock and preferred stock, as well as proceeds from our collaborations. We expect to continue to incur net losses as we continue our clinical development and research and development activities, apply for regulatory approvals, expand our sales and marketing capabilities and grow our operations.
Research and Development
     Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs activities, quality assurance activities and license fees.

     We expect that future research and development expenditures will be focused on the following:
•	activities relating to our efforts to obtain regulatory approval of toremifene 80 mg to reduce the risk of fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer;

•	the continuation of the pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;

•	our ongoing SARM research and development efforts with Merck as a part of our collaboration; and

•	the continued preclinical and clinical development of other product candidates, including GTx-758.
     There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates
     The following table identifies the development phase and status for each of our clinical product candidates:

Product
	Candidate/	Development
Program	Proposed Indication	Phase	Status

SERM	Toremifene
80 mg
	To reduce the risk of fractures in men with prostate cancer on ADT	NDA under FDA review	NDA to reduce the risk of fractures in men with prostate cancer on ADT accepted for filing and review by the FDA; PDUFA date targeted for October 30, 2009.

Toremifene
20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA will be completed in the first quarter of 2010; Results anticipated to be announced in 2010.

SARM	MK-0773 * and OstarineTM
(MK-2866) *
	Treatment of chronic sarcopenia	Phase II clinical trial	MK-0773 Phase II clinical trial ongoing and expected to be completed in the second half of 2009.

		Phase IIb clinical trial	OstarineTM (MK-2866) Phase IIb clinical trial planned to be initiated in 2010.

OstarineTM (MK-2866) *
	Treatment of muscle loss in patients with chronic obstructive pulmonary disease	Phase II clinical trial	Phase II chronic obstructive pulmonary disease clinical trial planned to be initiated in the first quarter of 2010.

LH inhibitor	GTx-758
	Treatment of advanced prostate cancer	Phase I clinical trial	Phase I single ascending dose clinical trial completed in the second quarter of 2009; Phase I multiple ascending dose clinical trial initiated and expected to be completed in the fourth quarter of 2009; Phase II clinical trial planned to be initiated in 2010.

*	Compound being jointly developed under the GTx and Merck exclusive license and collaboration agreement
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
General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations, medical affairs and sales and marketing functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also include insurance costs and FARESTON® selling and distribution expenses. We expect that our general and administrative expenses will increase in future periods as we add personnel, additional office space and incur other expenses to support the planned growth of our business. In addition, we plan to expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
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
     We recognize net product sales revenue from sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when the goods are shipped and title and risk of loss pass to the customer and the other criteria of SAB No. 104 and SFAS No. 48 are satisfied. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 95% of our product sales of FARESTON® for the six months ended June 30, 2009. Based on this information and other factors, we estimate an accrual for product returns. At June 30, 2009 and December 31, 2008, our accrual for product returns was $516,000 and $815,000, respectively.
Research and Development Expenses
     Research and development expenses include, but are not limited to, our expenses for personnel and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, quality assurance activities and license fees. We expense these costs in the period in which they are incurred. We estimate our liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon our estimate of services received and degree of completion of the services in accordance with the specific third party contract.
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
     Total share-based compensation expense for the three months ended June 30, 2009 was $1.1 million, of which $389,000 and $675,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended June 30, 2008 was $838,000, of which $342,000 and $496,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2009 was $2.1 million, of which $769,000 and $1.4 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2008 was $1.6 million, of which $687,000 and $932,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended June 30, 2009 and 2008 is share-based compensation expense related to deferred compensation arrangements for our directors of $39,000 and $44,000, respectively, and $84,000 and $95,000 for the six months ended June 30, 2009 and 2008 respectively. At June 30, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $13.2 million with a weighted average expense recognition period of 2.55 years.
Results of Operations
Three Months Ended June 30, 2009 and 2008
Revenues. Revenues for the three months ended June 30, 2009 were $3.8 million, as compared to $3.0 million for the same period of 2008. Revenues included net sales of FARESTON® marketed for the treatment of metastatic breast cancer in postmenopausal women and collaboration revenue from Ipsen and

Merck. During the three months ended June 30, 2009 and 2008, FARESTON® net product sales were $949,000 and $274,000, respectively, while cost of product sales were $431,000 and $155,000, respectively. FARESTON® net product sales for the three months ended June 30, 2009 increased from the same period in the prior year as a result of a price increase instituted in the fourth quarter of 2008, partially offset by a decrease of approximately 20% in sales volume of FARESTON® as compared to the three months ended June 30, 2008. The increase in cost of product sales was due to an increase in royalty expenses which was based on our net sales of FARESTON®. We expect FARESTON® sales volume to continue to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including FARESTON®. Collaboration revenue was $2.9 million for the three months ended June 30, 2009, and $2.7 million for the three months ended June 30, 2008. Collaboration revenue for the three months ended June 30, 2009 consisted of approximately $1.5 million and approximately $1.4 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue for the three months ended June 30, 2008 consisted of approximately $1.5 million and approximately $1.3 million from the amortization of deferred revenue from Ipsen and Merck, respectively.
Research and Development Expenses. Research and development expenses decreased 25% to $7.7 million for the three months ended June 30, 2009 from $10.4 million for the three months ended June 30, 2008. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. The decrease in research and development expenses during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due primarily to the completion of the toremifene 80 mg Phase III clinical trial and the completion of the OstarineTM Phase II cancer cachexia clinical trial during 2008. This decrease was partially offset by research and development spending on our Phase I clinical trial for GTx-758 which was initiated in the first quarter of 2009. We expect research and development expenses for the full year of 2009 to be less than 2008 due to the completion of the two trials discussed above.

	Product	Three Months Ended
	Candidate/	June 30,		Increase/
Program	Proposed Indication	2009	2008	(Decrease)
		(in thousands)
SERM	Toremifene
	80 mg
	To reduce the risk of fractures in men with prostate cancer on ADT	$654	$2,113	$(1,459)

	Toremifene
	20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	1,472	2,433	(961)

SARM	OstarineTM (MK-2866) *
	Treatment of cancer cachexia	230	1,918	(1,688)

LH inhibitor	GTx-758
	Treatment of advanced prostate cancer	2,314	1,025	1,289

Other research and development		3,076	2,881	195

Total research and development expenses		$7,746	$10,370	$(2,624)

*	Compound being jointly developed under the GTx and Merck exclusive license and collaboration agreement
General and Administrative Expenses. General and administrative expenses increased during the three months ended June 30, 2009 to $6.9 million from $6.4 million for the three months ended June 30, 2008, primarily due to increased personnel and personnel related expenses of $1.4 million and increased medical education expenses of $182,000 in preparation for the planned commercialization of our toremifene product candidates. These increases were partially offset by a decrease in marketing expenses of $751,000 due to lower spending on marketing expositions in the current period and a gain in foreign currency of $110,000 related to our receivable from Ipsen for the final license fee and expense reimbursement payment under our collaboration agreement.
Interest Income. Interest income decreased to $35,000 for the three months ended June 30, 2009 from $698,000 for the three months ended June 30, 2008. The decrease was due to lower average interest rates and lower cash and short-term investment balances during the three months ended June 30, 2009 as compared to the same period in 2008.
Six Months Ended June 30, 2009 and 2008
Revenues. Revenues for the six month periods ended June 30, 2009 and 2008 were $7.5 million. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer in postmenopausal women and collaboration revenue from Ipsen and Merck. In the first six months of 2009 and 2008, FARESTON® net sales were $1.7 million and $531,000, respectively, while cost of product sales were $779,000 and $290,000 respectively. FARESTON® net product sales for the six months ended June 30, 2009 increased from the same period in the prior year as a result of a price increase instituted in the fourth quarter of 2008, partially offset by a decrease of approximately 21% in sales volume of FARESTON® as compared to the six months ended June 30, 2008. The increase in cost of product sales was due to an increase in royalty expenses which was based on our net sales of FARESTON®. Collaboration revenue was $5.7 million for the six months ended June 30, 2009, which consisted of approximately $2.9 million and approximately $2.8 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue was approximately $7.0 million for the six months ended June 30, 2008, which consisted of approximately $2.9 million and approximately $2.5 million from the amortization of deferred revenue from Ipsen and Merck, respectively, and approximately $1.5 million from an earned milestone from Ipsen resulting from the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial during the first quarter of 2008.
Research and Development Expenses. Research and development expenses decreased by 34% to $16.1 million for the six months ended June 30, 2009 from $24.4 million for the six months ended June 30, 2008. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. The decrease in research and development expenses during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily due to the completion of the toremifene 80 mg Phase III clinical trial and the completion of the OstarineTM Phase II cancer cachexia clinical trial during 2008. This decrease was partially offset by research and development spending on our Phase I clinical trial for GTx-758 which was initiated in the first quarter of 2009.

	Product	Six Months Ended
	Candidate/	June 30,		Increase/
Program	Proposed Indication	2009	2008	(Decrease)
		(in thousands)
SERM	Toremifene
	80 mg	$1,191	$7,507	$(6,316)
	To reduce the risk of fractures in men with prostate cancer on ADT

	Toremifene
	20 mg	3,592	5,072	(1,480)
	Prevention of prostate cancer in high risk men with high grade PIN

SARM	OstarineTM (MK-2866) *	538	4,173	(3,635)
	Treatment of cancer cachexia

LH inhibitor	GTx-758	4,479	1,566	2,913
	Treatment of advanced prostate cancer

Other research and development		6,258	6,051	207

Total research and development expenses		$16,058	$24,369	$(8,311)

*	Compound being jointly developed under the GTx and Merck exclusive license and collaboration agreement

General and Administrative Expenses. General and administrative expenses increased during the six months ended June 30, 2009 to $13.5 million from $10.7 million for the six months ended June 30, 2008, primarily due to increased personnel related expenses of $2.8 million and increased medical education expenses of $374,000 in preparation for the planned commercialization of our toremifene product candidates. These increases were partially offset by a decrease in marketing expenses of $559,000 due to lower spending on marketing expositions in the current period.
Interest Income. Interest income decreased to $111,000 for the six months ended June 30, 2009 from $1.9 million for the six months ended June 30, 2008. The decrease was due to lower average interest rates and lower cash and short-term investment balances during the six months ended June 30, 2009 as compared to the same period in 2008.
Income Tax Benefit. The income tax benefit of approximately $194,000 for the six months ended June 30, 2009 resulted from a provision in the Housing and Economic Recovery Act of 2008 that allowed us to claim a refund for a portion of our pre-2006 research and development tax credits.
Liquidity and Capital Resources
     At June 30, 2009, we had cash, cash equivalents and short-term investments of $68.9 million, compared to $97.7 million at December 31, 2008. Net cash used in operating activities was $27.9 million for the six months ended June 30, 2009 and resulted primarily from funding our net loss. Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2008 and consisted primarily of the receipt of $40.0 million from Merck in conjunction with our exclusive license and collaboration agreement, approximately $1.5 million from Ipsen due to achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial, and approximately $4.7 million in distributions from our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, offset by funding our net loss for the period.
     Net cash used in investing activities was $248,000 and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities for the six months ended June 30, 2009 was primarily for the purchase of information technology equipment, research and development equipment, and software. Net cash used in investing activities for the six months ended June 30, 2008 was primarily for the purchase of furniture and fixtures and leasehold improvements related to the additional office space added in 2008, as well as the purchase of research and development equipment, software, and information technology equipment. We currently expect to make capital expenditures of approximately $1.0 million for the remainder of 2009.
     Net cash provided by financing activities was $114,000 and $564,000 for the six months ended June 30, 2009 and 2008, respectively. In each case, the net cash was provided primarily from proceeds from the exercises of employee stock options.
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
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates, and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended June 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
     There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Results and Need for Additional Financing
     We have incurred losses since inception, and we anticipate that we will incur continued losses for at least the next few years. *
     We have a limited operating history. As of June 30, 2009, we had an accumulated deficit of $344.5 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $22.6 million for the six months ended June 30, 2009, $51.8 million in 2008, $40.4 million in 2007, and $35.5 million in 2006. We expect to continue to incur significant and potentially increasing operating losses at least the next few years and potentially thereafter, particularly if our New Drug Application, or NDA, filed with the U.S. Food and Drug Administration, or FDA, to market toremifene 80 mg to reduce the risk of fractures in men with prostate cancer on androgen deprivation therapy, or ADT, is not approved by the FDA in a timely manner or at all. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock. In addition, we have received upfront license fees and milestone and other payments pursuant to our collaborative arrangements with third parties, including $40.0 million in upfront license fees from Merck received in January 2008, a $1.5 million milestone payment from Ipsen Developments Limited, or Ipsen, received in April 2008, and $5.0 million received from Merck in guaranteed cost reimbursements for research and development activities in December 2008. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, we expect that FARESTON® will account for all of our product revenue. For the six months ended June 30, 2009, we recognized $1.7 million in net revenues from the sale of FARESTON®. If we and/or our collaborators are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
     We expect our general and administrative expenses for the remainder of 2009 to increase primarily due to sales and marketing, medical education, and other supporting activities for the planned commercialization of our toremifene product candidates. Further, subject to regulatory approval of any of our product candidates, we expect to incur additional sales and marketing expenses. Additionally, we expect our research and development efforts for the remainder of 2009 to focus on obtaining regulatory approval of toremifene 80 mg to reduce the risk of fractures in men with prostate cancer on ADT, our ongoing clinical trials, our ongoing SARM research and development efforts with Merck as a part of our collaboration, and the continued preclinical and clinical development of other product candidates, including GTx-758.
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
     We estimate that our current cash and cash equivalent balances, short-term investments, interest income and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential future issuances and sales of our securities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings;

•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the submission or approval of a NDA with the FDA. For example, in connection with our pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, a planned efficacy interim analysis was conducted in the second quarter of 2008, which concluded that the efficacy results did not reach the specified statistical outcome, and we were therefore unable to submit a NDA to the FDA based on this efficacy interim analysis. Until such time as we conclude the clinical trial and analyze the data, which we expect will occur in 2010, we will not be able to determine if the clinical trial successfully demonstrated a statistically significant positive outcome to allow us to submit a NDA to the FDA to seek marketing approval for this product candidate.

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
     For some of the indications for which we intend to conduct or are currently conducting clinical trials for our product candidates, we do not currently have evidence from prior preclinical studies in animals or clinical trials in humans of the potential effectiveness of such product candidates for such indications. In the absence of preclinical or clinical data, our beliefs regarding the potential effectiveness of our product candidates for these indications is generally based on pharmacokinetic data and analyses and pharmacological rationales. Our or our collaborators’ preclinical or clinical trials may produce negative or inconclusive results that would not support our beliefs regarding the potential effectiveness of our product candidates.
     If we or our collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or our collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues. *
     In our Phase III clinical trial for toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, some patients have experienced venous thromboembolic events, or VTEs, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, which have been considered by investigators as possibly related to treatment with toremifene 20 mg. Because this trial is blinded, we do not know whether these patients received placebo or toremifene 20 mg in this trial. In addition, although the results from our Phase III clinical trial for toremifene 80 mg to reduce the risk of fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer showed that the drug had a generally favorable safety profile compared to placebo and was well tolerated, there were a higher number of VTEs in the toremifene 80 mg treatment group 17 (2.6%) versus 7 (1.1%) in the placebo group. Even though the majority of VTEs recorded in the clinical trial occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure or immobilization) and data from the clinical trial showed that the number of men without any of these independent risk factors for VTEs in whom a VTE occurred during the clinical trial was 5 in the toremifene 80 mg treatment group versus 3 in the placebo group, the FDA will consider the overall safety profile from the clinical trial when making its determination to grant marketing approval and to require potential warnings in the label if approval is granted.
     As part of our effort to complete the requirements for the submission of applications for regulatory approval to commercialize toremifene 80 mg and 20 mg, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study (toremifene 80 mg and toremifene 20 mg), a bioequivalence study (toremifene 80 mg) and a series of drug-drug interaction studies (toremifene 80 mg and toremifene 20 mg), and are conducting a semen quality study (toremifene 20 mg) to assess the effect of toremifene. The results of the Thorough QT study of 250 healthy male volunteers, with 5 parallel cohorts receiving 20 mg, 80 mg or 300 mg doses of toremifene, moxifloxacin, or placebo, showed that toremifene prolonged the QT interval in a dose dependent manner. The mean change in QTcB (a measurement of QT interval corrected by Bazett’s formula) from baseline relative to placebo for toremifene 20 mg was 5.79 milliseconds, for toremifene 80 mg, it was 22.43 milliseconds, and for moxifloxacin, it was 8.83 milliseconds. Since we market FARESTON® in the United States under a license agreement with Orion, we notified the FDA of the Thorough QT study results and have proposed modifications to the FARESTON® label in the United States. FDA action on the proposed label changes is pending. Separately, Orion recommended label changes to the European Medicines Agency, or EMEA. In January 2009, the EMEA recommended that the FARESTON® label within the European Union reflect that toremifene should not be given to patients at risk of prolonged QT intervals or other certain heart problems. The results of these completed studies have been included as a part of the NDA submission to the FDA for our toremifene 80 mg product candidate to reduce the risk of fractures in men with prostate cancer on ADT and, subject to receipt of favorable results from our ongoing toremifene 20 mg Phase III clinical trial, will be included as a part of the NDA submission for our toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, and will be used to update the label for FARESTON®. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
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
Risks Related to Our Dependence on Third Parties
     If third parties do not manufacture our product candidates in sufficient quantities, in the required timeframe, and at an acceptable cost, clinical development and commercialization of our product candidates would be delayed. *
     We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins, if any, and our ability to develop product candidates and commercialize any product candidates on a timely and competitive basis.
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
     In the event that Orion terminates our license and supply agreement due to our uncured material breach or bankruptcy, we would not be able to manufacture toremifene until the expiration of Orion’s patents with respect to the composition of matter of toremifene. Although Orion’s composition of matter patents within the European Territory have expired, and as such, would not prevent Ipsen from manufacturing toremifene within the European Territory, there is no obligation on the part of Orion to transfer its manufacturing technology to Ipsen or to assist Ipsen in developing manufacturing capabilities to meet Ipsen’s supply needs if Ipsen is in material breach of its supply agreement with Orion. Although we and Ipsen have agreed to collaborate with each other in the event either of our supply rights are terminated by Orion for any reason, a disruption in the supply of toremifene could delay the development of and impair our and Ipsen’s ability to commercialize toremifene. In addition, Orion may terminate its obligation to supply us and Ipsen with toremifene if Orion ceases its manufacture of toremifene permanently, or Orion may terminate its obligation to supply us with toremifene if one of our toremifene product candidates is not approved for commercial sale in the United States prior to December 31, 2009. If Orion elects to terminate its agreement to manufacture and supply us with toremifene because Orion is no longer manufacturing toremifene, or because we have not obtained regulatory approval of one of our toremifene product candidates prior to the specified date, we and Ipsen will have the right to manufacture toremifene or have toremifene manufactured for us, but any arrangements we make for an alternative supply would still have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for toremifene. We and Ipsen have mutually agreed to cooperate in the manufacture of toremifene in the event Orion ceases manufacture of toremifene for any of the above-mentioned reasons.
     We also rely on Orion to cooperate with us in the filing and maintenance of regulatory filings with respect to the manufacture of toremifene. Orion may terminate its obligation to assist us in obtaining and maintaining regulatory approval of toremifene if we do not receive regulatory approval for one of our toremifene product candidates in the United States prior to December 31, 2009. If Orion terminates its obligation to cooperate in these activities, or does not cooperate with us or otherwise does not successfully file or maintain these regulatory filings, we would be required to make arrangements with a qualified alternative supplier, which could delay or prevent regulatory approval of toremifene.
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
     Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us;

•	drug product supplies not meeting the requisite requirements for clinical trial use; and

•	the possible exercise by Orion of its right to terminate its obligation to supply us with toremifene:
–	if it permanently ceases manufacture of toremifene or if we do not obtain regulatory approval of one of our toremifene product candidates in the United States prior to December 31, 2009; or

–	if Orion terminates due to our uncured material breach or bankruptcy.
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
     We may not realize the anticipated benefits from our collaborative arrangements with Ipsen and Merck. *
     We may not receive any future milestone payments provided for under our collaborative arrangements with Ipsen and Merck if our agreements with them are terminated, if certain clinical development and regulatory milestones under our agreements with them are not achieved, with respect to our agreement with Ipsen, if Ipsen fails to develop and commercialize toremifene in the European Territory, or, with respect to our agreement with Merck, if we and Merck fail to develop and commercialize any of the SARMs included in or arising from our collaboration. In addition, even if required regulatory approvals are obtained, it is possible that neither Ipsen nor Merck will successfully market and sell toremifene or any SARM products, respectively, in which case we would not receive royalties to the extent that we currently anticipate. Furthermore, our royalty rates under our collaboration and license agreement with Ipsen are subject to a possible reduction if a generic version of toremifene achieves specified sales levels in a major country within the European Territory, and each of Ipsen and Merck may be entitled to offset a portion of any royalties due to us if Ipsen or Merck licenses patent rights from a third party that would otherwise be infringed by Ipsen’s or Merck’s use, manufacture, sale or import of toremifene or SARM compounds, respectively.
     Under our agreement with Ipsen, we and Ipsen have agreed that neither party will seek to commercialize, promote, market or sell certain products within the European Territory for an agreed period of time subsequent to the time of the first commercial launch of toremifene within the European Territory. We and Ipsen have also agreed to grant to the other a right of first negotiation with respect to the development, marketing, sale and distribution of any new SERM-based products for the field of the prevention and treatment of prostate cancer or related side effects, or any other indication the parties agree on. However, there can be no assurance that we will be able to reach an agreement with Ipsen on reasonable terms, or at all, for any new SERM-based products.
     Under our agreement with Merck, we and Merck have agreed that neither party will engage in the development and commercialization of SARMs with any third party for an agreed upon period of time. However, there can be no assurance that we and Merck will be able to successfully develop new SARM products or identify new indications for existing and/or future SARM products under our collaboration with Merck.

     Additionally, Merck has the right to terminate our agreement with Merck for any reason after a specified period of time with prior written notice, and Ipsen has the right to terminate our agreement with Ipsen with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns. Both Ipsen and Merck may terminate their agreements with us following our uncured material breach or bankruptcy. If our agreements with Ipsen and Merck are terminated, the anticipated future benefits to us from these agreements would be eliminated, the development and commercialization of toremifene in the European Territory and the development and commercialization of our SARM product candidates could be delayed, and our costs of development would increase. For example, Merck’s obligation to pay us the remaining $10.0 million of the $15.0 million in guaranteed cost reimbursements for research funding over a two year period is subject to our exclusive license and collaboration agreement with Merck not being terminated for cause and there not occurring certain change of control events involving us during such period. In any such or similar events, we may not realize the anticipated benefits from our collaborative arrangements with Ipsen and Merck.
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
     Our rights to certain patent applications relating to SARM compounds that we have licensed from the University of Tennessee Research Foundation, or UTRF, are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements. In addition, under the terms of some of our agreements with diagnostic companies to which we provided clinical samples from our clinical trials of toremifene 20 mg, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
     Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene expires in the United States in September 2009. Foreign counterparts of this patent have already expired. As a result, we will need to rely primarily on the protection afforded by method of use patents relating to the use of toremifene for the relevant prescribed indications that have been issued or may be issued from our owned or licensed patent applications. Also, within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the toremifene products that may be sold within the countries comprising the European Union. To date, many of our applications for method of use patents filed for toremifene outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for the toremifene products that may be commercialized within the European Union could adversely affect Ipsen’s ability to successfully commercialize these products. We are not eligible for any such exclusivity or further extension of the composition of matter patent of toremifene licensed to us by Orion in the United States.
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
     Off-label sale or use of toremifene products could decrease sales of toremifene 80 mg and toremifene 20 mg tablets if approved for commercial sale and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen are developing toremifene. *
     In all countries outside of the United States in which we hold or have licensed rights to patents or patent applications related to toremifene, the composition of matter patents we license from Orion have already expired, and the patent we license from Orion covering the composition of matter of toremifene expires in the United States in September 2009. As a result, we will need to rely primarily on the protection afforded by method of use patents. Our method of use patents may not protect toremifene from the risk of off-label sale or use of other toremifene products in place of toremifene 80 mg and toremifene 20 mg tablets. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of other toremifene products may adversely affect our or Ipsen’s ability to generate revenue from the sale of toremifene 80 mg and 20 mg tablets, if approved for commercial sale.

     Even in the event that patents are issued from our pending method of use patent applications, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or method of use patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents or potential patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for toremifene for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of toremifene in the countries outside of the United States where these applications are currently pending, we would have no patent to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to toremifene 80 mg and toremifene 20 mg tablets for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for toremifene in the European Union for the treatment of prostate cancer and estrogen deficiency related side effects resulting from ADT. If generic versions of toremifene are able to be sold in countries within the European Territory for the indications for which Ipsen anticipates marketing toremifene, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if generic sales thresholds are reached.
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
     The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, we completed our Phase III clinical trial of toremifene 80 mg to reduce the risk of fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer and are conducting our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, under Special Protocol Assessments, or SPAs, with the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
     We may not receive regulatory approval for the commercial sale of any of our product candidates that are in development for at least the next several months, if ever. In February 2009, however, we completed an initial step in the approval process in the United States when the FDA accepted for filing our NDA to market toremifene 80 mg to reduce the risk of fractures in men with prostate cancer on ADT. This acceptance means the application met the FDA’s standards for conducting a full review but does not predict whether the application will be approved or not. In addition, although the FDA has targeted October 30, 2009 as the PDUFA date for responding to our NDA for toremifene 80 mg, the FDA does not always meet its PDUFA timing goals for completing reviews of NDAs and, therefore, a response from the FDA to our NDA may be delayed. Furthermore, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market toremifene within the European Territory any sooner than we will achieve regulatory approval in the United States, and it likely will be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 3, 2009, for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.
Risks Related to Commercialization
     The commercial success of any products that we and/or our collaborators may develop, including any toremifene products, will depend upon the market and the degree of market acceptance among physicians, patients, healthcare payors and the medical community.
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
     As part of our effort to complete the requirements for the submission of applications for regulatory approval to commercialize toremifene 80 mg and toremifene 20 mg, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study (toremifene 80 mg and toremifene 20 mg), a bioequivalence study (toremifene 80 mg) and a series of drug-drug interaction studies (toremifene 80 mg and toremifene 20 mg), and are conducting a semen quality study (toremifene 20 mg) to assess the effect of toremifene. The results of the Thorough QT study of 250 healthy male volunteers, with 5 parallel cohorts receiving 20 mg, 80 mg or 300 mg doses of toremifene, moxifloxacin, or placebo, showed that toremifene prolonged the QT interval in a dose dependent manner. The mean change in QTcB (a measurement of QT interval corrected by Bazett’s formula) from baseline relative to placebo for toremifene 20 mg was 5.79 milliseconds, for toremifene 80 mg, it was 22.43 milliseconds, and for moxifloxacin, it was 8.83 milliseconds. Since we market FARESTON® in the United States under a license agreement with Orion, we notified the FDA of the Thorough QT study results and have proposed modifications to the FARESTON® label in the United States. FDA action on the proposed label changes is pending. Separately, Orion recommended label changes to the European Medicines Agency, or EMEA. In January 2009, the EMEA recommended that the FARESTON® label within the European Union reflect that toremifene should not be given to patients at risk of prolonged QT intervals or other certain heart problems. The results of these completed studies have been included as a part of the NDA submission to the FDA for our toremifene 80 mg product candidate to reduce the risk of fractures in men with prostate cancer on ADT and, subject to receipt of favorable results from our ongoing toremifene 20 mg Phase III clinical trial, will be included as a part of the NDA submission for our toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, and will be used to update the label for FARESTON®. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
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
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 95% of our product sales of FARESTON® for the six months ended June 30, 2009;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the ability of third parties to market and sell generic toremifene products that will compete with FARESTON® for the treatment of breast cancer after the composition of matter patents that we license from Orion expire in the United States in September 2009; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.
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

     Healthcare reform measures could hinder or prevent our product candidates’ commercial success.*
     Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems to contain health care costs and improve quality. While reform proposals often involve expanding coverage to more individuals, health care reform may also involve increased government price controls, additional regulatory mandates and other measures designed to lower medical and pharmaceutical costs.
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
     Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our or our collaborators’ ability to market and sell any products that we and/or our collaborators may develop. For example, although there are no products that have been approved by the FDA to reduce the risk of fractures and treat estrogen deficiency related side effects of

ADT, we are aware of a number of drugs, including drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Procter & Gamble (Actonel®), Wyeth Pharmaceuticals (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®), that are prescribed to treat single side effects of androgen deprivation therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline has conducting a Phase III study for Avodart® on prostate cancer prevention in men with elevated prostate specific antigen. Additionally, recent literature has suggested that finasteride may be effective in reducing the risk of prostate cancer progression. Similarly, while there are no drugs that have been approved by the FDA for the treatment of muscle loss from cancer, there are drugs marketed by Steris Laboratories and Savient Pharmaceuticals that are being prescribed off-label for the treatment of some types of muscle loss from cancer. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle loss. There are other SARM product candidates in development that may compete with our product candidates. Wyeth and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. This could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
Risks Related to Our Common Stock
     Market volatility may cause our stock price and the value of your investment to decline. *
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of, or failure to achieve, our and our collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	developments with respect to our collaborations with Ipsen and Merck;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval. *
     As of June 30, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 76.9% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 46.5% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well. *
     For the 12-month period ended June 30, 2009, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 216,933 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2009, we had 36,418,234 shares of common stock outstanding.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 6, 2009, our 2009 Annual Meeting of Stockholders was held at our corporate offices in Memphis, Tennessee. During this meeting, our stockholders voted on the following two proposals:
     (a) Proposal to elect three Class II directors to serve until the 2012 Annual Meeting of Stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal:

	Votes
Nominee	For	Authority Withheld
J. Kenneth Glass	35,120,836	220,939

Marc S. Hanover	35,291,426	50,349

John H. Pontius	35,288,588	53,187
     Our Class III directors, Michael G. Carter, M.D., CH.B., F.R.C.P., J.R. Hyde, III, Timothy R. G. Sear, and Mitchell S. Steiner, M.D., F.A.C.S., will each continue to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class I directors, Robert W. Karr, M.D., Rosemary Mazanet, M.D., Ph.D., and Kenneth S. Robinson, M.D., M. Div., will each continue to serve on our Board of Directors until our 2011 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

     (b) Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain	Broker Non-Vote
34,017,369	32,912	1,291,494	0
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: August 10, 2009	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: August 10, 2009	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)

3.2	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)

4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)

4.7	Registration Rights Agreement between Registrant and Merck & Co., Inc. dated December 18, 2007(5)

12.1*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the Securities and Exchange Commission on December 18, 2007, and incorporated herein by reference.

(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.