Form 10-Q
period 2009-09-30
GTX INC /DE/
filed 2009-11-09
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-50549
GTx, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	62-1715807
incorporation or organization)	(I.R.S. Employer Identification No.)

175 Toyota Plaza
7th Floor
Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2009, 36,420,901 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,457	$95,510
Short-term investments	8,085	2,157
Accounts receivable, net	373	487
Inventory	151	92
Prepaid expenses and other current assets	1,514	1,778

Total current assets	57,580	100,024
Property and equipment, net	3,638	3,988
Intangible and other assets, net	3,839	4,097

Total assets	65,057	$108,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$856	$2,821
Accrued expenses	6,047	6,666
Deferred revenue — current portion	11,522	11,490

Total current liabilities	18,425	20,977
Deferred revenue, less current portion	46,145	54,732
Other long term liabilities	463	382
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,420,901 shares issued and outstanding at September 30, 2009 and 36,392,443 shares issued and outstanding at December 31, 2008	36	36
Additional paid-in capital	357,287	353,900
Accumulated deficit	(357,299)	(321,918)

Total stockholders’ equity	24	32,018

Total liabilities and stockholders’ equity	$65,057	$108,109

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Product sales, net	$719	$315	$2,427	$846
Collaboration revenue	2,881	2,734	8,626	9,684

Total revenue	3,600	3,049	11,053	10,530
Costs and expenses:
Cost of product sales	344	192	1,123	482
Research and development expenses	8,123	9,244	24,181	33,613
General and administrative expenses	7,982	6,107	21,464	16,781

Total costs and expenses	16,449	15,543	46,768	50,876

Loss from operations	(12,849)	(12,494)	(35,715)	(40,346)
Interest income	29	568	140	2,434

Loss before income taxes	(12,820)	(11,926)	(35,575)	(37,912)
Income tax benefit	—	—	194	—

Net loss	$(12,820)	$(11,926)	$(35,381)	$(37,912)

Net loss per share:
Basic and diluted	$(0.35)	$(0.33)	$(0.97)	$(1.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	36,418,745	36,348,717	36,413,521	36,277,229

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(35,381)	$(37,912)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,335	1,110
Share-based compensation	3,123	2,476
Directors’ deferred compensation	128	137
Deferred revenue amortization	(8,626)	(8,200)
Foreign currency transaction (gain) loss	(30)	25
Changes in assets and liabilities:
Short-term investments	2,157	6,311
Accounts receivable, net	114	(24)
Inventory	(59)	(58)
Receivable from collaboration partners	699	40,563
Prepaid expenses and other assets	(401)	122
Accounts payable	(1,965)	(285)
Accrued expenses and other long term liabilities	(773)	(905)

Net cash (used in) provided by operating activities	(39,679)	3,360

Cash flows from investing activities:
Purchase of held to maturity short-term investments	(8,085)	—
Purchase of property and equipment, net	(422)	(2,713)

Net cash used in investing activities	(8,507)	(2,713)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	136	963
Payments on capital lease obligation	(3)	(4)

Net cash provided by financing activities	133	959

Net (decrease) increase in cash and cash equivalents	(48,053)	1,606
Cash and cash equivalents, beginning of period	95,510	100,178

Cash and cash equivalents, end of period	$47,457	$101,784

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
GTx is developing toremifene citrate, a selective estrogen receptor modulator (“SERM”). GTx has completed a pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of androgen deprivation therapy (“ADT”) in men with prostate cancer. In December 2008, the Company submitted a New Drug Application (“NDA”) for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the U.S. Food and Drug Administration (“FDA”). In October 2009, the Company received a Complete Response Letter from the FDA regarding its NDA for toremifene 80 mg. See further discussion under Subsequent Events in this Note 1 regarding the Complete Response Letter. GTx is also developing toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia (“high grade PIN”). GTx has licensed to Ipsen Developments Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (collectively, the “European Territory”) to develop and commercialize toremifene for all indications which the Company has licensed from Orion Corporation (“Orion”). In December 2007, the Company and Merck & Co., Inc. (“Merck”) entered into a collaboration to discover and develop selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat chronic sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, as well as other musculoskeletal wasting or muscle loss conditions. The Company and Merck are evaluating multiple SARM product candidates, including Ostarine™ (designated by Merck as MK-2866) and MK-0773, for a variety of musculoskeletal wasting indications including chronic sarcopenia and muscle loss in patients with chronic obstructive pulmonary disease. GTx is also developing GTx-758, an oral luteinizing hormone inhibitor for the treatment of advanced prostate cancer.
The Company currently markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States.
Basis of Presentation
The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2009.

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
Revenue Recognition
The Company recognizes revenue from net product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2009 and December 31, 2008, the Company’s accrual for product returns was $519 and $815, respectively.
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s collaboration and license agreements discussed in Note 4. Revenues from licensing agreements are recognized based on the performance requirements of the specific agreements. The Company has analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting. For these arrangements, the Company was not able to identify evidence of fair value for the undelivered elements and therefore recognizes any consideration for a single unit of accounting in the same manner as revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period was estimated at the inception of each agreement and is reevaluated at each reporting period. Revenues from milestone payments for which the Company has no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.
Research and Development Expenses
Research and development expenses include, but are not limited to, the Company’s expenses for personnel and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory affairs, quality assurance activities and license fees. The Company expenses these costs in the period in which they are incurred. The Company estimates its liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon the Company’s estimate of services received and degree of completion of the services in accordance with the specific third party contract.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Short-term Investments
At September 30, 2009, short-term investments consisted of certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.
At December 31, 2008, short-term investments consisted of an investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). The Company’s investment in the Fund was liquidated in its entirety during September 2009. For the three months ended September 30, 2009 and 2008, the Company recognized a gain on its investment in the Fund of approximately $16 and a loss of approximately $59, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized a gain on its investment in the Fund of approximately $98 and a loss of approximately $175, respectively.
The fair values of these investments were determined based on quoted market prices in active markets and other observable market data, or Level 1 and Level 2 inputs. Where quoted market prices in active markets were not available, inputs other than quoted prices that are observable, either directly or indirectly, were used to determine the fair values of these investments.
Income Taxes
The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2009 and December 31, 2008, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
For the nine months ended September 30, 2009, the Company recognized a federal income tax benefit of $194 due to the adoption of a provision in the Housing and Economic Recovery Act of 2008 that allowed the Company to claim a refund for a portion of its pre-2006 research and development tax credits.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). ASU No. 2009-13 amends revenue recognition guidance related to multiple deliverable arrangements to provide new guidance concerning the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and the manner in which arrangement consideration should be allocated to such deliverables. The amended guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied prospectively or retroactively. The Company does not expect the adoption of ASU No. 2009-13 to have a material impact on its financial position or results of operations.
Subsequent Events
The Company has evaluated all events or transactions that occurred after September 30, 2009 up through the date the condensed financial statements were issued, or November 9, 2009.
In October 2009, the Company received a Complete Response Letter from the FDA regarding its NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. The FDA identified two deficiencies in the Complete Response Letter and recommended that the following information be provided to the FDA to address these clinical deficiencies: (i) results of a second adequate and well-controlled Phase III clinical trial demonstrating the safety and efficacy of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and (ii) results from an adequate and well-controlled clinical trial demonstrating that toremifene 80 mg treatment to reduce fractures in men with prostate cancer on ADT does not have a detrimental effect on either time-to-disease progression or overall survival. The Company has requested a meeting with the FDA to determine the appropriate next steps regarding the NDA.
Other than the Complete Response Letter received from the FDA, there were no material recognizable or nonrecognizable subsequent events.
2. Share-Based Compensation
Share-based payments include stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s directors. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or director is required to provide service in exchange for the award. The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Total share-based compensation expense for the three months ended September 30, 2009 was $1,128, of which $413 and $715 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2008 was $995, of which $479 and $516 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2009 was $3,251, of which $1,182 and $2,069 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2008 was $2,613, of which $1,166 and $1,447 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended September 30, 2009 and 2008 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $44 and $42, respectively. Share-based compensation expense for the nine months ended September 30, 2009 and 2008 included share-based compensation expense related to deferred compensation arrangements for the Company’s directors of $128 and $137, respectively.
The Company uses the Black-Scholes-Merton option pricing valuation model to value stock options. The expected life of options is determined by calculating the average of the vesting term and the contractual term of the options. The expected price volatility is based on the Company’s historical stock price volatility. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as the Company has not made any dividend payments and has no plans of doing so in the foreseeable future. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected price volatility	58.4%	53.6%	55.0%	51.5%
Risk-free interest rate	3.2%	3.6%	2.0%	3.5%
Weighted average expected life in years	7.0 years	7.0 years	6.9 years	6.9 years
The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2008	2,673,976	$13.01
Options granted	1,112,650	15.13
Options forfeited	(62,499)	15.33
Options exercised	(18,434)	7.37

Options outstanding at September 30, 2009	3,705,693	13.64

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
The following table sets forth the computation of the Company’s basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic net loss per share
Numerator:
Net loss	$(12,820)	$(11,926)	$(35,381)	$(37,912)

Denominator (weighted average shares):
Common stock outstanding at beginning of period	36,418,234	36,311,490	36,392,443	36,216,263
Exercise of employee stock options and issuance of common stock under deferred compensation arrangements	511	37,227	21,078	60,966

Weighted average shares used in computing basic and diluted net loss per share	36,418,745	36,348,717	36,413,521	36,277,229

Basic and diluted net loss per share	$(0.35)	$(0.33)	$(0.97)	$(1.05)

Weighted average options outstanding to purchase shares of common stock of 3,666,635 and 2,669,156 for the three months ended September 30, 2009 and 2008, respectively, and 3,585,606 and 2,626,323 for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.
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
Under the SARM License Agreement and the SERM License Agreement (together, the “License Agreements”), the Company agreed to pay to UTRF a one-time, upfront fee of $290 per License Agreement as consideration for entering into the License Agreements. The Company is also obligated to pay UTRF annual license maintenance fees and royalties on sublicense revenues and net sales of products.
In December 2008, the Company amended the License Agreements (together the “License Amendments”) with UTRF. In consideration for the execution of the License Amendments, the Company paid UTRF an aggregate of $540, which was included in research and development expense in the Company’s statement of operations for the year ended December 31, 2008.
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
In accordance with the terms of the Ipsen Collaboration Agreement, Ipsen agreed to pay the Company €23,000 as a license fee and expense reimbursement, of which €1,500 was paid in equal installments over a three year period from the date of the Ipsen Collaboration Agreement. In October 2006, the Company received €21,500 (approximately $27,100) from Ipsen as the initial payment for the license fee and expense reimbursement. In September 2007, the Company received €500 (approximately $688) from Ipsen as the first annual installment payment. The second annual installment payment of €500 (approximately $711) was received from Ipsen in September 2008. In September 2009, the Company received the third, and final, installment payment of €500 (approximately $726) from Ipsen. Pursuant to the Ipsen Collaboration Agreement, the Company is also entitled to receive from Ipsen up to an aggregate of €39,000 in milestone payments depending on the successful development and launch of toremifene in certain countries of the European Territory for the high grade PIN indication, subject to certain conditions, and the ADT indication. In February 2008, the Company earned a milestone of €1,000 (approximately $1,482) with the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial. This amount was recognized as collaboration revenue in the first quarter of 2008. Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize toremifene in the European Territory for both the high grade PIN indication and ADT indication. Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene which rates will be dependent on whether such sales are for the high grade PIN indication or the ADT indication. The Company will remain responsible for paying upstream royalties on toremifene to both Orion and UTRF for the PIN indication and to Orion only for the ADT indication. Ipsen has agreed to purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product.

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The Company has recorded deferred revenue of $29,330 related to the Ipsen upfront license fee and expense reimbursements which is being amortized into revenue on a straight-line basis over the estimated five year development period for toremifene in the European Territory. The Company recognized as collaboration revenue $1,471 and $1,463 for the three months ended September 30, 2009 and 2008, respectively, and $4,398 and $4,389 for the nine months ended September 30, 2009 and 2008, respectively, from the amortization of the Ipsen deferred revenue.
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

GTx, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represents the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments are being recognized as revenue over the period of the Company’s performance obligation, which the Company estimates to be ten years. The $5,000 of cost reimbursement received in December 2008 is being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. The Company recognized as collaboration revenue $1,410 and $1,271 for the three months ended September 30, 2009 and 2008, respectively, and $4,228 and $3,813 for the nine months ended September 30, 2009 and 2008, respectively, from the amortization of the Merck deferred revenue. The remaining cost reimbursements for research and development activities will begin to be recognized as collaboration revenue when the amounts are determinable and collection of the related receivable is reasonably assured.

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
We commenced a pivotal Phase III clinical trial of toremifene 80 mg under a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, to reduce fractures and treat other estrogen deficiency related side effects of androgen deprivation therapy, or ADT, in men with prostate cancer in November 2003. In the first quarter of 2008, we announced that the Phase III clinical trial results for toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia, and also showed that toremifene 80 mg demonstrated a reduction in hot flashes in a subset of patients. In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the FDA. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. The FDA identified two deficiencies in the Complete Response Letter and recommended that the following information be provided to the FDA to address these clinical deficiencies: (i) results of a second adequate and well-controlled Phase III clinical trial demonstrating the safety and efficacy of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and (ii) results from an adequate and well-controlled clinical trial demonstrating that toremifene 80 mg treatment to reduce fractures in men with prostate cancer on ADT does not have a detrimental effect on either time-to-disease progression or overall survival. We have requested a meeting with the FDA to determine the appropriate next steps regarding the NDA.

We are also developing toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia, or high grade PIN. In January 2005, we initiated a pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, which is being conducted under a SPA with the FDA. A planned efficacy interim analysis conducted in the second quarter of 2008 did not reach the specified statistical outcome of p<0.003. Following the conclusion of the trial in the first quarter of 2010, we will conduct the final analyses of the clinical trial. We plan to announce results of the trial and, if successful, our plans to submit a NDA for toremifene 20 mg to the FDA in 2010. In September 2009, an independent Data Safety Monitoring Board conducted a planned, semi-annual review of unblinded safety data from approximately 1,590 patients participating in the trial and recommended that the trial continue as planned.
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
In our third clinical program, selective androgen receptor modulators, or SARMs, are being developed to treat chronic sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, muscle loss in patients with chronic obstructive pulmonary disease, or COPD, and other musculoskeletal wasting or muscle loss conditions. In December 2006, we announced that OstarineTM (designated by Merck & Co. Inc., or Merck, as MK-2866) met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. In December 2007, we and Merck entered into a collaboration to discover and develop SARMs, a new class of drugs with the potential to treat chronic sarcopenia, as well as other musculoskeletal wasting or muscle loss conditions. We and Merck are evaluating multiple SARM product candidates, including Ostarine™ and MK-0773, for a variety of musculoskeletal wasting indications including chronic sarcopenia and muscle loss in patients with COPD. In October 2008, we announced topline results of a Phase II clinical trial evaluating Ostarine™ in patients with cancer cachexia. In this analysis, the trial met its primary endpoint of absolute change in total lean body mass (muscle) compared to placebo and the secondary endpoint of muscle function (performance) after 16 weeks of treatment in 159 cancer patients with reported weight loss. In the fourth quarter of 2009, we and Merck expect to complete an ongoing Phase II clinical trial evaluating MK-0773 in chronic sarcopenia. We and Merck are finalizing clinical development plans to evaluate Ostarine™ for the treatment of muscle loss in patients with COPD and for the treatment of chronic sarcopenia with the goal of initiating an Ostarine™ Phase II COPD clinical trial in the first quarter of 2010 and an Ostarine™ Phase IIb chronic sarcopenia clinical trial in 2010. We and Merck are evaluating additional indications, including cancer cachexia, for SARM clinical development.
We are also developing GTx-758, an oral luteinizing hormone, or LH, inhibitor for the treatment of advanced prostate cancer. In preclinical animal models, GTx-758 has demonstrated the potential to reduce testosterone concentrations in blood to castrate levels, increase BMD, and prevent hot flashes. In 2009, we evaluated GTx-758 in healthy male volunteers in two Phase I clinical trials, a single ascending dose clinical trial completed in the second quarter and a multiple ascending dose clinical trial completed in October 2009. GTx-758 was well tolerated in both trials. We are planning to initiate Phase II clinical development of GTx-758 in 2010.
We currently market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg and toremifene 20 mg product candidates.
Our net loss for the nine months ended September 30, 2009 was $35.4 million. Our net loss included FARESTON® net product sales of $2.4 million and the recognition of collaboration revenue of $8.6 million. We have financed our operations and internal growth primarily through public offerings and private placements of our common stock and preferred stock, as well as proceeds from our collaborations. We expect to continue to incur net losses as we continue our clinical development and research and development activities, apply for and address issues related to potential regulatory approvals, expand our sales and marketing capabilities and grow our operations.

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
We expect that future research and development expenditures will be focused on the following:
•	activities relating to our efforts to obtain regulatory approvals of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer;

•	the continuation of the pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;

•	our ongoing SARM research and development efforts with Merck as a part of our collaboration; and

•	the continued preclinical and clinical development of other product candidates, including GTx-758.
There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates
The following table identifies the development phase and status for each of our clinical product candidates:

Product
	Candidate/	Development
Program	Proposed Indication	Phase	Status

SERM	Toremifene 80 mg To reduce fractures in men with prostate cancer on ADT	Received a Complete Response Letter from the FDA regarding the NDA in October 2009	Post action meeting request with the FDA pending.

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	Pivotal Phase III clinical trial	Phase III clinical trial ongoing under a SPA will be completed in the first quarter of 2010; Results will be announced in 2010.

SARM	MK-0773 * and OstarineTM (MK-2866) * Treatment of chronic sarcopenia	Phase II clinical trial Phase IIb clinical trial	MK-0773 Phase II clinical trial ongoing and expected to be completed in the fourth quarter of 2009. OstarineTM (MK-2866) Phase IIb clinical trial planned to be initiated in 2010.

	OstarineTM (MK-2866) * Treatment of muscle loss in patients with chronic obstructive pulmonary disease	Phase II clinical trial	Phase II chronic obstructive pulmonary disease clinical trial planned to be initiated in the first quarter of 2010.

LH inhibitor	GTx-758 Treatment of advanced prostate cancer	Phase I clinical trial
Phase I single ascending dose clinical trial completed in the second quarter of 2009; Phase I multiple ascending dose clinical trial completed in October 2009; Phase II clinical development planned to be initiated in 2010.

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

General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations, medical affairs and sales and marketing functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal, accounting, public relations, and marketing services. General and administrative expenses also include insurance costs and FARESTON® selling and distribution expenses. Subject to regulatory approval of any of our product candidates, we expect that our general and administrative expenses will increase in future periods as we expand our sales and marketing efforts which will result in increased sales and marketing expenses in future years.
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
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with our collaboration and license agreements and is recognized based on the performance requirements of the specific agreements. We have analyzed our agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting. For these arrangements, we were not able to identify evidence of fair value for the undelivered elements and therefore recognize any consideration for a single unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period is estimated at the inception of the agreement and is reevaluated at each reporting period. Cost reimbursements for research activities are recognized as collaboration revenue if the amounts are determinable and collection of the related receivable is reasonably assured. Revenues from milestone payments for which we have no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.
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
We recognize revenue from net product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for approximately 95% of our product sales of FARESTON® for the nine months ended September 30, 2009. Based on this information and other factors, we estimate an accrual for product returns. At September 30, 2009 and December 31, 2008, our accrual for product returns was $519,000 and $815,000, respectively.
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

Share-Based Compensation
We have stock option and equity incentive plans that provide for the purchase of our common stock by certain of our employees and directors and deferred compensation arrangements for our directors. We recognize compensation expense for our share-based payments based on the fair value of the awards on the grant date and recognize the expense over the period during which an employee or director is required to provide service in exchange for the award.
The determination of the fair value of share-based payment awards on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. We estimate the expected life of options by calculating the average of the vesting term and contractual term of the options. We estimate the expected stock price volatility based on the historical volatility of our common stock. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
Total share-based compensation expense for the three months ended September 30, 2009 was $1.1 million, of which $413,000 and $715,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2008 was $995,000, of which $479,000 and $516,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2009 was $3.3 million, of which $1.2 million and $2.1 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2008 was $2.6 million, of which $1.2 million and $1.4 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended September 30, 2009 and 2008 is share-based compensation expense related to deferred compensation arrangements for our directors of $44,000 and $42,000, respectively, and $128,000 and $137,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $12.5 million with a weighted average expense recognition period of 2.4 years.

Results of Operations
Three Months Ended September 30, 2009 and 2008
Revenues. Revenues for the three months ended September 30, 2009 were $3.6 million, as compared to $3.0 million for the same period of 2008. Revenues included net sales of FARESTON® marketed for the treatment of metastatic breast cancer in postmenopausal women and collaboration revenue from Ipsen and Merck. During the three months ended September 30, 2009 and 2008, FARESTON® net product sales were $719,000 and $315,000, respectively, while cost of product sales were $344,000 and $192,000, respectively. FARESTON® net product sales for the three months ended September 30, 2009 increased from the same period in the prior year as a result of a price increase instituted in the fourth quarter of 2008, partially offset by a decrease of approximately 24% in sales volume of FARESTON® as compared to the three months ended September 30, 2008. The increase in cost of product sales was due to an increase in royalty expenses which was based on our net sales of FARESTON®. We expect FARESTON® sales volume to continue to decline in future periods, particularly as a result of aromatase inhibitors continuing to capture breast cancer market share from SERMs, including FARESTON®. Collaboration revenue was $2.9 million for the three months ended September 30, 2009 and $2.7 million for the three months ended September 30, 2008. Collaboration revenue for the three months ended September 30, 2009 consisted of approximately $1.5 million and approximately $1.4 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue for the three months ended September 30, 2008 consisted of approximately $1.5 million and approximately $1.3 million from the amortization of deferred revenue from Ipsen and Merck, respectively.
Research and Development Expenses. Research and development expenses decreased 12% to $8.1 million for the three months ended September 30, 2009 from $9.2 million for the three months ended September 30, 2008. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. The decrease in research and development expenses during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due primarily to the completion of the toremifene 80 mg Phase III clinical trial, a decreased number of subject visits in the toremifene 20 mg clinical trial due to a portion of the subjects having completed the trial prior to or during the third quarter of 2009, and the completion of the OstarineTM Phase II cancer cachexia clinical trial during 2008. This decrease was partially offset by research and development spending on our Phase I multiple ascending dose clinical trial for GTx-758 which was initiated in the first quarter of 2009. We expect research and development expenses for the full year of 2009 to be less than 2008 due to the completion of the toremifene 80 mg Phase III clinical trial and the completion of the OstarineTM Phase II cancer cachexia clinical trial. Commencing in 2010, research and development expense for future periods may increase from current levels, perhaps significantly, if we agree to complete an additional Phase III clinical trial evaluating toremifene 80 mg required by the FDA to address the deficiencies asserted in the Complete Response Letter.

	Product
	Candidate/	Three Months Ended		Increase/
Program	Proposed Indication	September 30,		(Decrease)
		2009	2008
		(in thousands)

SERM	Toremifene 80 mg To reduce fractures in men with prostate cancer on ADT	$558	$1,550	$(992)

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	1,249	2,155	(906)

SARM	OstarineTM (MK-2866) * Treatment of cancer cachexia	—	1,123	(1,123)

LH inhibitor	GTx-758 Treatment of advanced prostate cancer	3,112	1,289	1,823

Other research and development		3,204	3,127	77

Total research and development expenses		$8,123	$9,244	$(1,121)

*	Compound being jointly developed under the GTx and Merck exclusive license and collaboration agreement
General and Administrative Expenses. General and administrative expenses increased during the three months ended September 30, 2009 to $8.0 million from $6.1 million for the three months ended September 30, 2008. This increase was primarily due to increased personnel and personnel related expenses of $1.4 million and increased marketing expenses of approximately $335,000 primarily related to preparation for the planned commercialization of our toremifene product candidates and an increase of approximately $361,000 in intellectual property and other legal expenses. These increases were partially offset by a decrease in medical education expenses of $458,000 due to lower spending on continuing medical education programs in the current period as compared to the same period in 2008.
Interest Income. Interest income decreased to $29,000 for the three months ended September 30, 2009 from $568,000 for the three months ended September 30, 2008. The decrease was due to lower average interest rates and lower average cash balances during the three months ended September 30, 2009 as compared to the same period in 2008.
Nine Months Ended September 30, 2009 and 2008
Revenues. Revenues for the nine month periods ended September 30, 2009 and 2008 were $11.1 million and $10.5 million, respectively. Revenues include net sales of FARESTON® marketed for the treatment of metastatic breast cancer and collaboration revenue from Ipsen and Merck. In the first nine months of 2009 and 2008, FARESTON® net product sales were $2.4 million and $846,000, respectively, while cost of product sales were $1.1 million and $482,000 respectively. FARESTON® net product sales for the nine months ended September 30, 2009 increased from the same period in the prior year as a result of a price increase instituted in the fourth quarter of 2008, partially offset by a decrease of approximately 21% in sales volume of FARESTON® as compared to the nine months ended September 30, 2008. The increase in cost of product sales was due to an increase in royalty expenses which was based on our net sales of FARESTON®. Collaboration revenue was $8.6 million for the nine months ended September 30, 2009, which consisted of approximately $4.4 million and approximately $4.2 million from the amortization of deferred revenue from Ipsen and Merck, respectively. Collaboration revenue was approximately $9.7 million for the nine months ended September 30, 2008, which consisted of approximately $4.4 million and approximately $3.8 million from the amortization of deferred revenue from Ipsen and Merck, respectively, and approximately $1.5 million from an earned milestone from Ipsen resulting from the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial during the first quarter of 2008.

Research and Development Expenses. Research and development expenses decreased by 28% to $24.2 million for the nine months ended September 30, 2009 from $33.6 million for the nine months ended September 30, 2008. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. The decrease in research and development expenses during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to the completion of the toremifene 80 mg Phase III clinical trial, a decreased number of subject visits in the toremifene 20 mg clinical trial due to a portion of the subjects having completed the trial prior to or during the current year, and the completion of the OstarineTM Phase II cancer cachexia clinical trial during 2008. This decrease was partially offset by research and development spending on our Phase I clinical trials for GTx-758.

	Product
	Candidate/	Nine Months Ended		Increase/
Program	Proposed Indication	September 30,		(Decrease)
		2009	2008
		(in thousands)

SERM	Toremifene 80 mg To reduce fractures in men with prostate cancer on ADT	$1,748	$9,057	$(7,309)

	Toremifene 20 mg	4,841	7,227	(2,386)
	Prevention of prostate cancer in high risk men with high grade PIN

SARM	OstarineTM (MK-2866) *	538	5,297	(4,759)
	Treatment of cancer cachexia

LH inhibitor	GTx-758	7,592	2,854	4,738
	Treatment of advanced prostate cancer

Other research and development		9,462	9,178	284

Total research and development expenses		$24,181	$33,613	$(9,432)

*	Compound being jointly developed under the GTx and Merck exclusive license and collaboration agreement
General and Administrative Expenses. General and administrative expenses increased during the nine months ended September 30, 2009 to $21.5 million from $16.8 million for the nine months ended September 30, 2008. This increase was primarily due to increased personnel and personnel related expenses of $4.1 million and increased marketing expenses of approximately $274,000 primarily related to preparation for the planned commercialization of our toremifene product candidates and an increase of approximately $414,000 in intellectual property and other legal expenses.

Interest Income. Interest income decreased to $140,000 for the nine months ended September 30, 2009 from $2.4 million for the nine months ended September 30, 2008. The decrease was due to lower average interest rates and lower average cash and short-term investment balances during the nine months ended September 30, 2009 as compared to the same period in 2008.
Income Tax Benefit. The income tax benefit of approximately $194,000 for the nine months ended September 30, 2009 resulted from a provision in the Housing and Economic Recovery Act of 2008 that allowed us to claim a refund for a portion of our pre-2006 research and development tax credits.
Liquidity and Capital Resources
At September 30, 2009, we had cash, cash equivalents and short-term investments of $55.5 million, compared to $97.7 million at December 31, 2008. Net cash used in operating activities was $39.7 million for the nine months ended September 30, 2009 and resulted primarily from funding our net loss. This was offset slightly by the receipt of approximately $726,000 related to the third and final annual license fee and expense reimbursement installment payment from Ipsen in conjunction with our collaboration and license agreement and approximately $2.3 million in distributions from our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio. Net cash provided by operating activities was $3.4 million for the nine months ended September 30, 2008 and consisted primarily of the receipt of $40.0 million from Merck in conjunction with our exclusive license and collaboration agreement, approximately $1.5 million from Ipsen due to the achievement of the primary endpoint in the toremifene 80 mg ADT Phase III clinical trial, approximately $711,000 related to the second annual license fee and expense reimbursement installment payment from Ipsen in conjunction with our collaboration and license agreement, and approximately $6.1 million in distributions from our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio. These cash receipts were offset by funding our net loss for the period.
Net cash used in investing activities was $8.5 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities for the nine months ended September 30, 2009 was primarily for the purchase of short-term investments in certificates of deposit of approximately $8.1 million and the purchase of information technology equipment, research and development equipment, and software. Net cash used in investing activities for the nine months ended September 30, 2008 was primarily for the purchase of furniture and fixtures and leasehold improvements related to the additional office space added in 2008, as well as the purchase of research and development equipment, software, and information technology equipment. We currently expect to make capital expenditures of approximately $100,000 for the remainder of 2009.
Net cash provided by financing activities was $133,000 and $959,000 for the nine months ended September 30, 2009 and 2008, respectively. In each case, the net cash was provided primarily from proceeds from the exercises of employee stock options.
As of September 30, 2009, we had outstanding purchase obligations due within the next twelve months of approximately $1.7 million, which are primarily related to preparations for the planned commercialization of our toremifene 80 mg product candidate.

We estimate that our current cash and cash equivalent balances, short-term investments, interest income and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include any costs related to additional clinical development of our toremifene 80 mg product candidate that we may undertake in connection with the Complete Response Letter we received from the FDA in October 2009. This estimate also does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential issuances and sales of our securities.
Our forecast of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials, other research and development activities, and commercialization activities. Our future funding requirements will depend on many factors, including:
•	the results of our discussions with the FDA regarding the appropriate next steps to address the deficiencies asserted by the FDA in the Complete Response Letter we received in October 2009 regarding our NDA for toremifene 80 mg;
•	the scope, rate of progress and cost of our and/or our collaborators’ clinical trials and other research and development activities;
•	future clinical trial results;
•	the achievement of certain milestone events under, and other matters related to, our collaborative arrangements with Merck and Ipsen;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates, and any related restrictions, limitations, and/or warnings;
•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangements with Merck and Ipsen;
•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, such as our arrangements with Merck and Ipsen, as well as through interest income earned on the investment of our cash balances and short-term investments, and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaborations with Merck and Ipsen, we do not currently have any commitments for future external funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, such as our arrangements with Merck and Ipsen, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by our receipt of the Complete Response Letter from the FDA in October 2009 regarding our NDA for toremifene 80 mg and the related uncertainty regarding our NDA for toremifene 80 mg, as well as current economic conditions, including the effects of the disruptions to and continuing volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Results and Need for Additional Financing
We have incurred losses since inception, and we anticipate that we will incur continued losses for at least the next several years and potentially thereafter. *
We have a limited operating history. As of September 30, 2009, we had an accumulated deficit of $357.3 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. We have incurred losses in each year since our inception in 1997. Net losses were $35.4 million for the nine months ended September 30, 2009, $51.8 million in 2008, $40.4 million in 2007, and $35.5 million in 2006. We expect to continue to incur significant and potentially increasing operating losses for at least the next several years and potentially thereafter, particularly if our New Drug Application, or NDA, filed with the U.S. Food and Drug Administration, or FDA, to market toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, is not approved by the FDA in a timely manner or at all. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In October 2009, the Company received a Complete Response Letter from the FDA regarding its NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. The FDA identified two deficiencies in the Complete Response Letter and recommended that the following information be provided to the FDA to address these clinical deficiencies: (i) results of a second adequate and well-controlled Phase III clinical trial demonstrating the safety and efficacy of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and (ii) results from an adequate and well-controlled clinical trial demonstrating that toremifene 80 mg treatment to reduce fractures in men with prostate cancer on ADT does not have a detrimental effect on either time-to-disease progression or overall survival. The Company has requested a meeting with the FDA to determine the appropriate next steps regarding the NDA. As a result of the deficiencies identified in the Complete Response Letter, FDA approval of our NDA for toremifene 80 mg, if it occurs, may be substantially delayed. If significant additional development of toremifene 80 mg is required, particularly the completion of an additional Phase III clinical trial, we may not be able to raise sufficient additional funds on acceptable terms or at all to complete the development of toremifene 80 mg, and we may be required to delay or eliminate our toremifene 80 mg development program which would have a material adverse effect on our business and growth prospects, and we may never become profitable.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have primarily financed our operations and internal growth through sales of common stock and preferred stock. In addition, we have received upfront license fees and milestone and other payments pursuant to our collaborative arrangements with third parties, including $40.0 million in upfront license fees from Merck received in January 2008, a $1.5 million milestone payment from Ipsen Developments Limited, or Ipsen, received in April 2008, and $5.0 million received from Merck in guaranteed cost reimbursements for research and development activities in December 2008. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, we expect that FARESTON® will account for all of our product revenue. For the nine months ended September 30, 2009, we recognized $2.4 million in net revenues from the sale of FARESTON®. If we and/or our collaborators are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
We expect our general and administrative expenses for fiscal year 2009 to be greater than fiscal year 2008 due primarily to increased spending on sales and marketing, medical education, and other supporting activities for the planned commercialization of our toremifene product candidates. Further, subject to regulatory approval of any of our product candidates, we expect to incur additional sales and marketing expenses. Additionally, we expect our research and development efforts for the remainder of 2009 to focus on addressing whether regulatory approval can be obtained for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT, our ongoing clinical trials, our ongoing SARM research and development efforts with Merck as a part of our collaboration, and the continued preclinical and clinical development of other product candidates, including GTx-758.
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

We estimate that our current cash and cash equivalent balances, short-term investments, interest income and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements through at least the next twelve months. This estimate does not include any costs related to additional clinical development of our toremifene 80 mg product candidate that we may undertake in connection with the Complete Response Letter we received from the FDA in October 2009. This estimate also does not include funding from future milestone payments that we may receive under our existing collaborations with Merck and Ipsen, nor does it include any funding that we may receive under potential future collaboration arrangements with other pharmaceutical companies or potential issuances and sales of our securities. Our future funding requirements will depend on many factors, including:
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
If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by our receipt of the Complete Response Letter from the FDA in October 2009 regarding our NDA for toremifene 80 mg and the related uncertainty regarding our NDA for toremifene 80 mg, as well as current economic conditions, including the effects of the disruptions to and continuing volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

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
In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the submission or approval of a NDA with the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT identifying two deficiencies in our application and requesting that additional information be submitted to obtain approval. In addition, in connection with our pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, a planned efficacy interim analysis was conducted in the second quarter of 2008, which concluded that the efficacy results did not reach the specified statistical outcome, and we were therefore unable to submit a NDA to the FDA based on this efficacy interim analysis. Until such time as we conclude the clinical trial and analyze the data, which we expect will occur in 2010, we will not be able to determine if the clinical trial successfully demonstrated a statistically significant positive outcome to allow us to submit a NDA to the FDA to seek marketing approval for this product candidate.
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
If we or our collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or our collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues. *
In our Phase III clinical trial for toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, some patients have experienced venous thromboembolic events, or VTEs, such as deep vein thromboses and pulmonary embolisms, as well as myocardial infarctions, or heart attacks, which have been considered by investigators as possibly related to treatment with toremifene 20 mg. Because this trial is blinded, we do not know whether these patients received placebo or toremifene 20 mg in this trial. In addition, although the results from our Phase III clinical trial for toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer showed that the drug had a generally favorable safety profile compared to placebo and was well tolerated, there were a higher number of subjects experiencing a VTE in the toremifene 80 mg treatment group, 17 (2.6%) versus 7 (1.1%) in the placebo group. Even though the majority of VTEs recorded in the clinical trial occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure or immobilization) and data from the clinical trial showed that the number of men without any of these independent risk factors for VTEs in whom a VTE occurred during the clinical trial was 5 in the toremifene 80 mg treatment group versus 3 in the placebo group, the FDA will consider the overall safety profile from the clinical trial when making its determination to grant marketing approval and to require potential warnings in the label if approval is granted.
As part of our effort to complete the requirements for the submission of applications for regulatory approval to commercialize toremifene 80 mg and 20 mg, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study (toremifene 80 mg and toremifene 20 mg), a bioequivalence study (toremifene 80 mg), a series of drug-drug interaction studies (toremifene 80 mg and toremifene 20 mg), and a semen quality study (toremifene 20 mg) to assess the effect of toremifene. The results of the Thorough QT study of 250 healthy male volunteers, with 5 parallel cohorts receiving 20 mg, 80 mg or 300 mg doses of toremifene, moxifloxacin, or placebo, showed that toremifene prolonged the QT interval in a dose dependent manner. The mean change in QTcB (a measurement of QT interval corrected by Bazett’s formula) from baseline relative to placebo for toremifene 20 mg was 5.79 milliseconds, for toremifene 80 mg, it was 22.43 milliseconds, and for moxifloxacin, it was 8.83 milliseconds. Since we market FARESTON® in the United States under a license agreement with Orion Corporation, or Orion, we notified the FDA of the Thorough QT study results and have proposed modifications to the FARESTON® label in the United States. FDA action on the proposed label changes is pending. Separately, Orion recommended label changes to the European Medicines Agency, or EMEA. In January 2009, the EMEA recommended that the FARESTON® label within the European Union reflect that toremifene should not be given to patients at risk of prolonged QT intervals or other certain heart problems. The results of these completed studies have been included as a part of the NDA submission to the FDA for our toremifene 80 mg product candidate to reduce fractures in men with prostate cancer on ADT and, subject to receipt of favorable results from our ongoing toremifene 20 mg Phase III clinical trial, will be included as a part of the NDA submission for our toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, and will be used to update the label for FARESTON®. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.

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
We have agreed to purchase from Orion our worldwide requirements of toremifene in a finished tablet form at specified prices under a license and supply agreement. Similarly, Ipsen has agreed to purchase from Orion toremifene tablets for clinical testing and commercial sale in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we refer to collectively as the European Territory, under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of toremifene.

Orion may terminate its obligation to supply us and Ipsen with toremifene if Orion ceases its manufacture of toremifene permanently, or Orion may terminate its obligation to supply us with toremifene if one of our toremifene product candidates is not approved for commercial sale in the United States prior to December 31, 2009. We do not currently expect that any of our toremifene product candidates will be approved for commercial sale in the United States prior to December 31, 2009. In addition, Orion may terminate its obligation to supply us or Ipsen with toremifene if we or Ipsen are in material breach of our respective supply agreements with Orion, or in connection with certain bankruptcy events involving us or Ipsen, respectively. If Orion elects to terminate its obligation to manufacture and supply us and Ipsen with toremifene, any arrangements we make for an alternative supply would have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for toremifene. In addition, although Orion’s composition of matter patents have expired, and as such, neither we nor Ipsen would be prevented from manufacturing toremifene within the United States or European Territory, there is no obligation on the part of Orion to transfer its manufacturing technology to us or Ipsen or to assist us or Ipsen in developing manufacturing capabilities to meet our respective supply needs. We and Ipsen have mutually agreed to cooperate in the manufacture of toremifene in the event Orion ceases manufacture of toremifene for any of the above-mentioned reasons. Although we and Ipsen have agreed to cooperate with each other in the event either of our supply rights are terminated by Orion for any reason, a disruption in the supply of toremifene could delay the development of and impair our and Ipsen’s ability to commercialize toremifene.
We also rely on Orion to cooperate with us in the filing and maintenance of regulatory filings with respect to the manufacture of toremifene. Orion may terminate its obligation to assist us in obtaining and maintaining regulatory approval of toremifene if we do not receive regulatory approval for one of our toremifene product candidates in the United States prior to December 31, 2009, and we do not currently expect that any of our toremifene product candidates will be approved for commercial sale in the United States prior to December 31, 2009. If Orion terminates its obligation to cooperate in these activities, or does not cooperate with us or otherwise does not successfully file or maintain these regulatory filings, we would be required to make arrangements with a qualified alternative supplier, which could further delay or prevent regulatory approval of toremifene.
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
Merck has the right to terminate our agreement with Merck for any reason after a specified period of time with prior written notice, and Ipsen has the right to terminate our agreement with Ipsen with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns. In addition, both Ipsen and Merck may terminate their agreements with us following our uncured material breach or bankruptcy. If our agreements with Ipsen and Merck are terminated, the anticipated future benefits to us from these agreements would be eliminated, the development and commercialization of toremifene in the European Territory and the development and commercialization of our SARM product candidates could be delayed, and our costs of development would increase. For example, Merck’s obligation to pay us the remaining $10.0 million of the $15.0 million in guaranteed cost reimbursements for research funding over a two year period is subject to our exclusive license and collaboration agreement with Merck not being terminated for cause and there not occurring certain change of control events involving us during such period. In any such or similar events, we may not realize the anticipated benefits from our collaborative arrangements with Ipsen and Merck.
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
Risks Related to Our Intellectual Property
If we lose our licenses from the University of Tennessee Research Foundation, or UTRF, we may be unable to continue a substantial part of our business.*
We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. These license agreements may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing a substantial part of our business and may result in a serious adverse effect on our financial condition, results of operations and any prospects for growth. Additionally, the termination of our UTRF license related to SARM technology could lead to a termination of our exclusive license and collaboration agreement with Merck, which would terminate our rights to any potential milestone or royalty payments from Merck. In addition, the termination of our UTRF license for chemoprevention of prostate cancer could lead to a termination of our license and collaboration agreement with Ipsen, which would terminate our rights to any potential milestone or royalty payments from Ipsen.

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
Our rights to certain patent applications relating to SARM compounds that we have licensed from UTRF are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements. In addition, under the terms of some of our agreements with diagnostic companies to which we provided clinical samples from our clinical trials of toremifene 20 mg, we will not obtain any intellectual property rights in any of their developments, including any test developed to detect high grade PIN or prostate cancer.
Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene has expired in the United States and abroad. As a result, we will need to rely primarily on the protection afforded by method of use patents relating to the use of toremifene for the relevant prescribed indications that have been issued or may be issued from our owned or licensed patent applications. Also, within the European Union, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the toremifene products that may be sold within the countries comprising the European Union. To date, many of our applications for method of use patents filed for toremifene outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for any toremifene products that may be commercialized within the European Union could adversely affect Ipsen’s ability to successfully commercialize these products.
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
Off-label sale or use of toremifene products could decrease sales of toremifene 80 mg and toremifene 20 mg tablets if approved for commercial sale, and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen are developing toremifene. *
In all countries in which we hold or have licensed rights to patents or patent applications related to toremifene, the composition of matter patents we license from Orion have expired. As a result, we will need to rely primarily on the protection afforded by method of use patents. Our method of use patents may not protect toremifene from the risk of off-label sale or use of other toremifene products in place of toremifene 80 mg and toremifene 20 mg tablets. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of other toremifene products may adversely affect our or Ipsen’s ability to generate revenue from the sale of toremifene 80 mg and 20 mg tablets, if approved for commercial sale.
Even in the event that patents are issued from our pending method of use patent applications, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or method of use patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents or potential patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for toremifene for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of toremifene in the countries outside of the United States where these applications are currently pending, we would not have as extensive patent coverage to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to toremifene 80 mg and toremifene 20 mg tablets for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for toremifene in the European Union for the treatment of prostate cancer and estrogen deficiency related side effects resulting from ADT. If generic versions of toremifene are able to be sold in countries within the European Territory for the indications for which Ipsen anticipates marketing toremifene, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if generic sales thresholds are reached.

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
As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•	be prohibited from selling or licensing any product that we and/or collaborators may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

•	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

•	be required to redesign the formulation of a product candidate so that it does not infringe, which may not be possible or could require substantial funds and time.
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
Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, the FDA announced in 2008 that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or the FDA Amendments Act, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT identifying two deficiencies in our application and requesting that additional information be submitted to obtain approval. We have requested a meeting with the FDA to determine the appropriate next steps regarding the NDA. As a result of the deficiencies identified in the Complete Response Letter, FDA approval of our NDA for toremifene 80 mg, if it occurs, may be substantially delayed. In addition, we completed our Phase III clinical trial of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer and are conducting our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, under Special Protocol Assessments, or SPAs, with the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy, and we may be required to conduct significant additional development in order to obtain regulatory approval notwithstanding a SPA with the FDA. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
We may not receive regulatory approval for the commercial sale of any of our product candidates that are in development, including toremifene 80 mg, for at least the next several months, if ever. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT identifying two deficiencies in our application and requesting that additional information be submitted to obtain approval. Furthermore, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market toremifene within the European Territory any sooner than we will achieve regulatory approval in the United States, and it likely will be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or our collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part I, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 3, 2009, for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.

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
As part of our effort to complete the requirements for the submission of applications for regulatory approval to commercialize toremifene 80 mg and toremifene 20 mg, we have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study (toremifene 80 mg and toremifene 20 mg), a bioequivalence study (toremifene 80 mg), a series of drug-drug interaction studies (toremifene 80 mg and toremifene 20 mg), and a semen quality study (toremifene 20 mg) to assess the effect of toremifene. The results of the Thorough QT study of 250 healthy male volunteers, with 5 parallel cohorts receiving 20 mg, 80 mg or 300 mg doses of toremifene, moxifloxacin, or placebo, showed that toremifene prolonged the QT interval in a dose dependent manner. The mean change in QTcB (a measurement of QT interval corrected by Bazett’s formula) from baseline relative to placebo for toremifene 20 mg was 5.79 milliseconds, for toremifene 80 mg, it was 22.43 milliseconds, and for moxifloxacin, it was 8.83 milliseconds. Since we market FARESTON® in the United States under a license agreement with Orion, we notified the FDA of the Thorough QT study results and have proposed modifications to the FARESTON® label in the United States. FDA action on the proposed label changes is pending. Separately, Orion recommended label changes to the European Medicines Agency, or EMEA. In January 2009, the EMEA recommended that the FARESTON® label within the European Union reflect that toremifene should not be given to patients at risk of prolonged QT intervals or other certain heart problems. The results of these completed studies have been included as a part of the NDA submission to the FDA for our toremifene 80 mg product candidate to reduce fractures in men with prostate cancer on ADT and, subject to receipt of favorable results from our ongoing toremifene 20 mg Phase III clinical trial, will be included as a part of the NDA submission for our toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade PIN, and will be used to update the label for FARESTON®. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.

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
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 95% of our product sales of FARESTON® for the nine months ended September 30, 2009;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.
If we are unable to expand our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.*
We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. We currently plan to build a specialty sales force to market our product candidates, if approved for commercial sale, to urologists and medical oncologists in the United States. In the event we are unable to hire a sufficient number of qualified sales personnel consistent with our plans, this could delay the commercialization of any of our product candidates if approved for commercial sale. We are relying on Ipsen to market and distribute our toremifene product candidates through Ipsen’s established sales and marketing network within the European Territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our toremifene product candidates in the European Territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our toremifene product candidates in the European Territory. Currently, we do not have a partner outside of the European Territory and our success in regions other than the European Territory may be dependent on our ability to find suitable partners in other regions of the world. Similarly, we are relying on Merck for the commercialization of any SARM products developed under our collaboration with Merck, and if our exclusive license and collaboration agreement with Merck is terminated for any reason, our ability to successfully market and sell any of our SARM product candidates would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell any SARM products that we may develop, including OstarineTM. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.*
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems to contain health care costs and improve quality. While reform proposals often involve expanding coverage to more individuals, health care reform may also involve increased government price controls, additional regulatory mandates and other measures designed to lower medical and pharmaceutical costs which could have an adverse impact on our business.
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

Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish our or our collaborators’ ability to market and sell any products that we and/or our collaborators may develop. For example, although there are no products that have been approved by the FDA to reduce fractures and treat estrogen deficiency related side effects of ADT, we are aware of a number of drugs, including drugs marketed by Eli Lilly (Evista®), Merck (Fosamax®), Sanofi-Aventis and Warner Chilcott (Actonel®), Pfizer Inc. (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®), that are prescribed to treat single side effects of androgen deprivation therapy; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia; and that Amgen is developing a product candidate for the treatment of osteoporosis in prostate cancer patients. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline has submitted a supplemental NDA for Avodart® for prostate cancer risk reduction among men at increased risk of developing the disease. Additionally, recent literature has suggested that finasteride and dutasteride may be effective in reducing the risk of prostate cancer progression. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle loss. There are other SARM product candidates in development that may compete with our product candidates. Pfizer Inc, Eli Lilly and Amgen have myostatin inhibitors in development which may compete for similar patients as OstarineTM. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in a Phase I study. Moreover, there are other categories of drugs in development, including ghrelin receptor agonists and growth hormone secretagogues that may have some muscle activity. Competition could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
We will need to hire additional employees in order to continue our clinical trials and commercialize our product candidates. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively. *
In order to continue our clinical trials and commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need between 100 and 150 additional employees in order to commercialize toremifene 80 mg or toremifene 20 mg, including approximately 65 sales consultants. The competition for qualified personnel in the biotechnology field is intense.
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
•	adverse results or delays in our clinical trials;

•	the timing of achievement of, or failure to achieve, our and our collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	developments with respect to our collaborations with Ipsen and Merck;

•	introductions or announcements of technological innovations or new products by us, our collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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
Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval. *
As of September 30, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 75.7% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 46.6% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well. *
For the 12-month period ended September 30, 2009, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 228,380 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2009, we had 36,420,901 shares of common stock outstanding.
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

GTx, Inc.
Date: November 9, 2009	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 9, 2009	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number		Description
3.1		Restated Certificate of Incorporation of GTx, Inc.(1)
3.2		Amended and Restated Bylaws of GTx, Inc.(2)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Specimen of Common Stock Certificate(3)
4.3		Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4		Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5		Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)
4.6		Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)
4.7		Registration Rights Agreement between Registrant and Merck & Co., Inc. dated December 18, 2007(5)
12.1	*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)
32.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the Securities and Exchange Commission on December 18, 2007, and incorporated herein by reference.

(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.