Form 10-Q
period 2010-03-31
GTX INC /DE/
filed 2010-05-04
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, 36,420,901 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,581	$40,219
Short-term investments	9,109	8,825
Accounts receivable, net	519	406
Inventory	66	116
Prepaid expenses and other current assets	6,899	1,109

Total current assets	46,174	50,675
Property and equipment, net	3,021	3,291
Intangible and other assets, net	3,670	3,755

Total assets	$52,865	$57,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$826	$1,268
Accrued expenses	5,055	4,730
Deferred revenue — current portion	3,691	9,954

Total current liabilities	9,572	15,952
Deferred revenue, less current portion	5,383	49,898
Other long term liabilities	607	621
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,420,901 shares issued and outstanding at March 31, 2010 and December 31, 2009	36	36
Additional paid-in capital	361,102	359,388
Accumulated deficit	(323,835)	(368,174)

Total stockholders’ equity (deficit)	37,303	(8,750)

Total liabilities and stockholders’ equity (deficit)	$52,865	$57,721

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product sales, net	$799	$759
Collaboration revenue	55,778	2,872

Total revenues	56,577	3,631
Costs and expenses:
Cost of product sales	151	348
Research and development expenses	7,650	8,312
General and administrative expenses	4,509	6,511

Total costs and expenses	12,310	15,171

Income (loss) from operations	44,267	(11,540)
Other income, net	72	45

Income (loss) before income taxes	44,339	(11,495)
Income tax benefit	—	194

Net income (loss)	$44,339	$(11,301)

Net income (loss) per share:
Basic and diluted	$1.22	$(0.31)

Weighted average shares used in computing net income (loss) per share:
Basic and diluted	36,420,901	36,404,608

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$44,339	$(11,301)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	438	458
Share-based compensation	1,664	1,015
Directors’ deferred compensation	50	45
Deferred revenue amortization	(50,778)	(2,872)
Foreign currency transaction (gain) loss	(61)	31
Changes in assets and liabilities:
Short-term investments, trading	—	604
Accounts receivable, net	(113)	51
Inventory	50	33
Prepaid expenses and other current assets	(5,790)	(977)
Accounts payable	(442)	(1,211)
Accrued expenses and other long term liabilities	398	(1,178)

Net cash used in operating activities	(10,245)	(15,302)

Cash flows from investing activities:
Purchase of property and equipment	(83)	(93)
Purchase of short-term investments, held to maturity	(3,959)	—
Proceeds from maturities of short-term investments, held to maturity	3,675	—

Net cash used in investing activities	(367)	(93)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	60
Payments on capital lease and financed equipment obligations	(26)	(1)

Net cash (used in) provided by financing activities	(26)	59

Net decrease in cash and cash equivalents	(10,638)	(15,336)
Cash and cash equivalents, beginning of period	40,219	95,510

Cash and cash equivalents, end of period	$29,581	$80,174

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
1. Business and Basis of Presentation
Business
GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways for the treatment and prevention of cancer, the treatment of side effects of anticancer therapy, cancer supportive care, and other serious medical conditions. GTx operates in one business segment.
GTx is developing toremifene citrate, a selective estrogen receptor modulator (“SERM”). GTx has completed a pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of androgen deprivation therapy (“ADT”) in men with prostate cancer. In December 2008, the Company submitted a New Drug Application (“NDA”) for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the U.S. Food and Drug Administration (“FDA”). In October 2009, the Company received a Complete Response Letter from the FDA regarding its NDA for toremifene 80 mg notifying the Company that the FDA would not approve the Company’s NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. The Company met with the FDA in December 2009 to better understand the Company’s options for addressing the deficiencies identified by the FDA in the Complete Response Letter. In April 2010, the Company submitted to the FDA a proposed protocol for a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to address in a single clinical trial the deficiencies identified by the FDA in the Complete Response Letter. GTx is also developing toremifene 20 mg in an ongoing pivotal Phase III clinical trial for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia (“high grade PIN”). The last patient completed this Phase III clinical trial in February 2010. GTx has licensed to Ipsen Biopharm Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, the Commonwealth of Independent States, Australia, and certain countries in North Africa, the Middle East and Asia, excluding Japan, (collectively, the “Ipsen Territory”) to develop and commercialize toremifene for all indications except breast cancer which the Company has licensed from Orion Corporation (“Orion”). In March 2010, the Company amended its collaboration and license agreement with Ipsen primarily to expand its partnership for the development and commercialization of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and to fund a second pivotal Phase III clinical trial of toremifene 80 mg. See Note 4, Collaboration and License Agreements, for further discussion.
Additionally, the Company is developing selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat cancer cachexia (cancer induced muscle loss) and chronic sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, as well as other musculoskeletal wasting or muscle loss conditions. In March 2010, the Company reacquired full rights to its SARM program, including ostarineTM, following the termination by the Company and Merck & Co., Inc. (“Merck”) of their exclusive license and collaboration agreement for SARM compounds and related SARM products. See Note 4, Collaboration and License Agreements, for further discussion.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Basis of Presentation
The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.
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
Revenue Recognition
The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At March 31, 2010 and December 31, 2009, the Company’s accrual for product returns was $599 and $494, respectively.
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s collaboration and license agreements discussed in Note 4. Revenues from licensing agreements are recognized based on the performance requirements of the specific agreements. The Company analyzes agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting. For these arrangements for which the Company is not able to identify evidence of fair value for the undelivered elements, the Company will recognize any consideration for a single unit of accounting in the same manner as revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period is estimated at the inception of each agreement and is reevaluated at each reporting period. Revenues from milestone payments for which the Company has no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies. Due to the termination of the Company’s license and collaboration agreement with Merck in March 2010, the Company recognized collaboration revenue of $54,856 in the first quarter of 2010 as the agreement was terminated and the Company has no further performance obligations. See Note 4, Collaboration and License Agreements, for further discussion.

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
Cash, Cash Equivalents and Short-term Investments
The Company considers highly liquid investments with initial maturities of three months or less to be cash equivalents.
At March 31, 2010, short-term investments consisted of U.S. treasury securities and certificates of deposit with original maturities of greater than three months and less than one year. At December 31, 2009, short-term investments consisted solely of certificates of deposit. As the Company has the positive intent and ability to hold these investments until maturity, the investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.
Income Taxes
The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at March 31, 2010 and December 31, 2009, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
For the three months ended March 31, 2009, the Company recognized a federal income tax benefit of $194 due to the adoption of a provision in the Housing and Economic Recovery Act of 2008 that allowed the Company to claim a refund for a portion of its pre-2006 research and development tax credits.
Other Income, net
Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and foreign currency transaction gains and losses.
Reduction in Force
In December 2009, the Company implemented a reduction in its workforce in connection with the receipt of the Complete Response Letter from the FDA regarding the Company’s NDA for toremifene 80 mg and the associated delay in the potential regulatory approval of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. As a result of the workforce reduction, the Company incurred expenses of approximately $944, consisting primarily of severance costs and legal fees, of which $328 was recorded in accrued expenses and other current liabilities as of December 31, 2009. During the first quarter of 2010, the Company paid these accrued expenses in their entirety and had no recorded liabilities related to the workforce reduction as of March 31, 2010.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Reclassification
The prior period foreign currency transaction gains and losses and interest expense have been reclassified to other income, net from general and administrative expenses in the condensed statement of operations.
Subsequent Events
The Company has evaluated all events or transactions that occurred after March 31, 2010 up through the date the condensed financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.
2. Share-Based Compensation
Share-based payments include stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award. The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Total share-based compensation expense for the three months ended March 31, 2010 was $1,714, of which $846 and $868 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended March 31, 2009 was $1,060, of which $380 and $680 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended March 31, 2010 and 2009 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $50 and $45, respectively.
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

	Three Months Ended
	March 31,
	2010	2009

Expected price volatility	64.6%	54.1%
Risk-free interest rate	3.4%	1.9%
Weighted average expected life in years	6.5 years	7.0 years

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted Average
		Exercise Price
	Number of Shares	Per Share
Options outstanding at December 31, 2009	3,364,871	$13.55
Options granted	1,228,000	4.20
Options forfeited or expired	(42,833)	13.17

Options outstanding at March 31, 2010	4,550,038	11.03

3. Basic and Diluted Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to the dilutive potential of common stock consisting of stock options. The weighted average shares for the three months ended March 31, 2009 included 12,165 shares related to the exercise of employee stock options and issuance of common stock under deferred compensation arrangements. Weighted average options outstanding to purchase shares of common stock of 4,559,646 and 3,500,994 for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculations of diluted net income (loss) per share as inclusion of the options would have had an anti-dilutive effect on the net income (loss) per share for the periods.
4. Collaboration and License Agreements
Ipsen Collaboration and License Agreement
In September 2006, the Company entered into a collaboration and license agreement with Ipsen (the “Ipsen Collaboration Agreement”) pursuant to which the Company granted Ipsen exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (the “European Territory”) to develop and commercialize toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
In March 2010, the Company amended the Ipsen Collaboration Agreement primarily to expand its collaboration for the development and commercialization of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and to fund a second pivotal Phase III clinical trial of toremifene 80 mg. In accordance with the terms of the Ipsen Collaboration Agreement, as amended (the “Amended Ipsen Collaboration Agreement”), Ipsen agreed to pay the Company up to €42,000 in clinical development milestones for the purpose of conducting a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. Such milestone payments, if any, will be paid to the Company upon initiation of the clinical trial and completion of specific clinical development milestones throughout the course of the clinical trial, as outlined in the Amended Ipsen Collaboration Agreement. Although Ipsen has committed to fund up to €42,000 for a second pivotal Phase III clinical trial of toremifene 80 mg, if the projected cost of such second pivotal Phase III clinical trial of toremifene 80 mg exceeds €42,000, the Company is required to pay the excess amount. However, there is an established threshold of clinical trial costs in excess of €42,000 at which the Company and/or Ipsen may determine not to initiate the trial, in which event, Ipsen would not be obligated to provide any additional funding for the trial. In addition, if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter and imposes additional requirements for a second clinical trial that the Company and Ipsen believe to be too burdensome and costly, the Company and Ipsen may determine not to pursue the second clinical trial for toremifene 80 mg and to cease further development of the product candidate. Accordingly, the Company may never receive any of the €42,000 in clinical development milestones under the Amended Ipsen Collaboration Agreement.
In exchange for Ipsen’s commitment to fund a second toremifene 80 mg ADT Phase III clinical trial, the Company granted Ipsen certain additional rights, including an expansion of the territory in which Ipsen has the right to develop and commercialize toremifene beyond the European Territory to include Australia and certain countries in North Africa, the Middle East and Asia (excluding Japan), (collectively, the “Ipsen Territory”). In addition, Ipsen received the right to co-promote the Company’s toremifene 80 mg product candidate for the ADT indication in the United States or, at Ipsen’s election in lieu of co-promotion, the right to receive a double digit royalty on net sales of the Company’s toremifene 80 mg product candidate for the ADT indication in the United States which declines as net sales increase beyond an established base. Additionally, Ipsen was released of the obligation to pay certain potential milestone payments totaling €18,000 related to the European approval of toremifene 80 mg and pricing approvals and received a reduction in the royalty payable to the Company on aggregate net sales of the Company’s toremifene 80 mg product candidate for the ADT indication. Ipsen also received the right of first negotiation, subject to certain conditions, with respect to development, marketing, sale and distribution in the Ipsen Territory of GTx-758.
Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize toremifene in the Ipsen Territory for both the high grade PIN indication and ADT indication. The Company will remain similarly responsible for all development and regulatory activities outside of the Ipsen Territory. However, in addition to the €42,000 committed by Ipsen to fund a second pivotal Phase III clinical trial for toremifene 80 mg, Ipsen has agreed to pay a portion of the Company’s toremifene 20 mg development costs in the United States, if certain conditions are met. Under the Amended Ipsen Collaboration Agreement, Ipsen must elect to retain its rights to commercialize toremifene and other products containing toremifene for the high grade PIN indication. Until such time as Ipsen shall make its election, however, it is required to initiate and carry out the development of toremifene for the high grade PIN indication in the Ipsen Territory and to pay all costs associated therewith. Depending on when Ipsen exercises this election, Ipsen may be required to pay an additional license fee as well as a premium on its share of the development and clinical trial expenses incurred by the Company in the United States since January 1, 2006, on account of toremifene for high grade PIN. If Ipsen does not exercise its election, Ipsen will not be obligated to pay the Company for a portion of the development and clinical trial expenses incurred by the Company in the United States since January 1, 2006, on account of toremifene for the high grade PIN indication, and the Company may elect to terminate Ipsen’s rights to commercialize toremifene-based products for this indication, in which event all of Ipsen’s rights to toremifene for the high grade PIN indication (including all associated clinical trial data and regulatory filings and approvals) will revert to the Company. The Company is entitled to receive from Ipsen up to an aggregate of €20,000 in milestone payments, depending on the successful development and launch of toremifene in certain countries of the Ipsen Territory, for the high grade PIN indication, subject to certain conditions. However, if Ipsen elects to retain its rights to the high grade PIN indication, it may exercise its right to be released from its obligation to pay up to €20,000 in aggregate milestone payments and its share of development and clinical trial expenses for the high grade PIN indication in exchange for a reduction in the royalty payable by the Company on net sales of the Company’s toremifene 80 mg product candidate for the ADT indication in the United States.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Ipsen has agreed to pay the Company a royalty equal to a graduating percentage of aggregate net sales of the Company’s toremifene 20 mg product candidate for the high grade PIN indication and a fixed percentage (12%) of aggregate net sales of the Company’s toremifene 80 mg product candidate for the ADT indication. The Company will remain responsible for paying upstream royalties on toremifene to both Orion and the University of Tennessee Research Foundation (“UTRF”) for the PIN indication and to Orion only for the ADT indication. Ipsen will purchase the bulk drug product supply directly from Orion and is responsible for the packaging and labeling of the final product. With respect to the development and commercialization of toremifene-based products, the term of the Amended Ipsen Collaboration Agreement will continue until the parties are no longer developing and commercializing toremifene-based products. Ipsen may terminate the Amended Ipsen Collaboration Agreement for the Company’s uncured breach, upon the Company’s bankruptcy, with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns, or in the event that either the UTRF license for the chemoprevention of prostate cancer or the license and supply agreement with Orion terminates early.
Under the original Ipsen Collaboration Agreement, the Company recorded deferred revenue of $29,330 related to the Ipsen upfront license fee and expense reimbursement which is being amortized into revenue on a straight-line basis over the estimated six year development period for toremifene in the Ipsen Territory. The Company recognized as collaboration revenue $922 and $1,463 for the three months ended March 31, 2010 and 2009, respectively from the amortization of the Ipsen deferred revenue.
Merck & Co., Inc. Collaboration and License Agreement
In December 2007, GTx and Merck entered into a global exclusive license and collaboration agreement (the “Merck Collaboration Agreement”) governing the Company’s and Merck’s joint research, development and commercialization of SARM compounds and related SARM products for all potential indications of interest. In March 2010, the Company reacquired full rights to its SARM program, including ostarineTM, following the termination by the Company and Merck of the Merck Collaboration Agreement.
Under the Merck Collaboration Agreement, the Company granted Merck an exclusive worldwide license under its SARM-related patents and know-how. The Company conducted preclinical research of SARM compounds and products, and Merck was primarily responsible under the terms of the agreement for conducting and funding development and commercialization of products developed under the Merck Collaboration Agreement. Merck paid the Company an upfront licensing fee of $40,000 and purchased approximately $30,000 of the Company’s common stock. In addition, Merck agreed to pay the Company $15,000 in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the Merck Collaboration Agreement. The Company received $5,000 from Merck in both December 2008 and December 2009 as the first and second annual payments of cost reimbursements for research and development activities.
The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments were being recognized as collaboration revenue over the period of the Company’s performance obligation, which the Company estimated to be ten years. The $5,000 of cost reimbursements received in both December 2008 and December 2009 were being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. In March 2010, the Company reacquired full rights to the Company’s SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. Merck remains obligated to pay the Company the final $5,000 payment for research and development activities cost reimbursement due under the terms of the Merck Collaboration Agreement in December 2010 for which the Company has no further performance obligations. In the first quarter of 2010, the Company recognized as collaboration revenue all of the remaining $49,856 unamortized revenue that was deferred as of December 31, 2009, as well as the final $5,000 research and development activities cost reimbursement. The Company recognized as collaboration revenue $1,409 for the three months ended March 31, 2009 from the amortization of the Merck deferred revenue.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
University of Tennessee Research Foundation License Agreements
The Company and UTRF have entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Additionally, the Company and UTRF have entered into an amended and restated license agreement (the “SERM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including toremifene for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee. Under the SARM License Agreement and the SERM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees and royalties on sublicense revenues and net sales of products.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs, including whether current and future clinical trials will achieve similar results to clinical trials that we have successfully concluded;
•	the timing, scope and anticipated completion of current and future clinical trials;
•	the timing of regulatory submissions and the timing, scope and anticipated outcome of related regulatory actions;
•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangement with Ipsen Biopharm Limited, or Ipsen;
•	our and Ipsen’s ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our and Ipsen’s ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;
•	our ability to generate additional product candidates for clinical testing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources.
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

Overview
Business Overview
We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways for the treatment and prevention of cancer, the treatment of side effects of anticancer therapy, cancer supportive care, and other serious medical conditions.
Business Highlights
We are developing toremifene citrate, a selective estrogen receptor modulator, or SERM, in two separate clinical programs in men. We commenced a pivotal Phase III clinical trial of toremifene 80 mg to reduce fractures and treat other estrogen deficiency related side effects of androgen deprivation therapy, or ADT, in men with prostate cancer in November 2003. In the first quarter of 2008, we announced that the Phase III clinical trial results for toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer showed that toremifene 80 mg reduced new morphometric vertebral fractures, met other key endpoints of bone mineral density, or BMD, lipid profiles and gynecomastia, and also showed that toremifene 80 mg demonstrated a reduction in hot flashes in a subset of patients. In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the U.S. Food and Drug Administration, or FDA. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. The FDA identified two deficiencies in the Complete Response Letter and recommended that the following information be provided to the FDA to address these clinical deficiencies: (i) results of a second adequate and well-controlled Phase III clinical trial demonstrating the safety and efficacy of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and (ii) results from an adequate and well-controlled clinical trial demonstrating that toremifene 80 mg treatment to reduce fractures in men with prostate cancer on ADT does not have a detrimental effect on either time-to-disease progression or overall survival. We met with the FDA in December 2009 to better understand our options for addressing the points made by the FDA in the Complete Response Letter. In April 2010, we submitted a proposed protocol for a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to address in a single clinical trial the deficiencies identified by the FDA in the Complete Response Letter and we anticipate discussing this protocol with the FDA during the third quarter of 2010. If we and the FDA agree on a protocol for the new clinical trial sufficient to address the deficiencies noted in the FDA’s Complete Response Letter and the projected costs of such trial do not exceed the threshold established under the amended agreement, we plan to initiate the second pivotal Phase III clinical trial in the fourth quarter of 2010.
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
In September 2006, we licensed to Ipsen Biopharm Limited (formerly known as Ipsen Developments Limited), or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we collectively refer to as the European Territory, to develop and commercialize toremifene in all indications which we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In March 2010, we amended our collaboration and license agreement with Ipsen primarily to expand our collaboration for the development and commercialization of toremifene 80 mg to reduce fractures in men with prostate cancer and to fund a second pivotal Phase III clinical trial of toremifene 80 mg. Under the amended agreement, Ipsen agreed to pay us up to €42.0 million in clinical development milestones for the purpose of conducting a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. Such milestone payments, if any, will be paid to us upon initiation of the clinical trial and completion of specific clinical development milestones throughout the course of the clinical trial as outlined in the amended agreement. Although Ipsen has committed to fund up to €42.0 million for a second pivotal Phase III clinical trial of toremifene 80 mg, if the projected cost of such second pivotal Phase III clinical trial of toremifene 80 mg exceeds €42.0 million, we are required to pay the excess amount. However, there is an established threshold of clinical trial costs in excess of €42.0 million at which we and/or Ipsen may determine not to initiate the trial, in which event, Ipsen would not be obligated to provide any additional funding for the trial. In addition, if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter and imposes additional requirements for a second clinical trial that we and Ipsen believe to be too burdensome and costly, we and Ipsen may determine not to pursue the second clinical trial for toremifene 80 mg and to cease further development of the product candidate.

In exchange for Ipsen’s commitment to fund a second pivotal toremifene 80 mg Phase III clinical trial, we granted Ipsen certain additional rights, including an expansion of the territory in which Ipsen has the right to develop and commercialize toremifene beyond the European Territory to include Australia and certain countries in North Africa, the Middle East and Asia (excluding Japan), which we collectively refer to as the Ipsen Territory. In addition, Ipsen received the right to co-promote our toremifene 80 mg product candidate for the ADT indication in the United States or, at Ipsen’s election in lieu of co-promotion, the right to receive a double digit royalty on net sales of our toremifene 80 mg product candidate for the ADT indication in the United States, which declines as net sales increase beyond an established base. Additionally, Ipsen was released of the obligation to pay certain potential milestone payments totaling €18.0 million related to the European approval of toremifene 80 mg and pricing approvals and received a reduction in the royalty payable to us on aggregate net sales of our toremifene 80 mg product candidate for the ADT indication. Ipsen also received the right of first negotiation, subject to certain conditions, with respect to development, marketing, sale and distribution in the Ipsen Territory of GTx-758.
We are also entitled to receive from Ipsen up to an aggregate of €20.0 million in milestone payments, depending on the successful development and launch of toremifene in certain countries of the Ipsen Territory, for the high grade PIN indication, subject to certain conditions. Depending on when Ipsen exercises this election, Ipsen may be required to pay an additional license fee as well as a premium on its share of the development and clinical trial expenses incurred by us in the United States since January 1, 2006, on account of toremifene for high grade PIN. However, if Ipsen elects to retain its rights to the high grade PIN indication, it may exercise its right to be released from its obligation to pay up to €20.0 million in aggregate milestone payments and its share of development and clinical trial expenses for the high grade PIN indication in exchange for a reduction in the royalty payable by us on net sales of our toremifene 80 mg product candidate for the ADT indication in the United States. Ipsen has agreed to pay us a royalty equal to a graduating percentage of aggregate net sales of products containing toremifene for the high grade PIN indication and a fixed percentage (12%) of aggregate net sales of products containing toremifene for the ADT indication.
Additionally, we are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to treat cancer cachexia (cancer induced muscle loss), chronic sarcopenia, which is the loss of skeletal muscle mass resulting in reduced physical strength and ability to perform activities of daily living, and other musculoskeletal wasting or muscle loss conditions. In December 2006, we announced that ostarine™ met its primary endpoint in a Phase II proof of concept, double blind, randomized, placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. In October 2008, we announced that ostarine™ met its primary endpoint in a Phase II clinical trial evaluating absolute change in total lean body mass (muscle) compared to placebo. In March 2010, we reacquired full rights to our SARM program, including ostarine™, following the termination by us and Merck & Co., Inc., or Merck, of our exclusive license and collaboration agreement for SARM compounds and related SARM products, which was entered into in December 2007. We plan to continue the development of ostarine™ for the treatment of cancer cachexia and, in this regard, we anticipate meeting with the FDA to discuss a Phase III clinical development program for ostarine™. However, we do not anticipate significant development progress on ostarine™, or our SARM program in general, including the initiation of any additional clinical trials, unless and until we enter into one or more new collaborations with third parties or otherwise obtain additional funding.
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
Financial Highlights
Our net income for the three months ended March 31, 2010 was $44.3 million, which included the recognition during the quarter of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009 under our exclusive license and collaboration agreement with Merck and the final payment from Merck of $5.0 million of cost reimbursement for research and development activities that will be received from Merck in late 2010. Our net income also included FARESTON® net product sales of $799,000.
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
We expect to continue to incur significant net losses as we continue our clinical development and research and development activities, apply for and address issues related to potential regulatory approvals and, subject to regulatory approval of our product candidates, expand our sales and marketing capabilities. Due to the termination of our collaboration with Merck and the associated recognition of $49.9 million in deferred revenue and the final payment from Merck of $5.0 million of cost reimbursement for research and development activities, we expect to report net income for the year ending December 31, 2010. However, while recognition of this revenue is expected to result in net income for 2010, we expect to incur significant operating losses in 2011 and for the foreseeable future and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future. In addition, significant additional clinical development will be required in order to potentially obtain FDA approval of toremifene 80 mg, including a second pivotal Phase III clinical trial of toremifene 80 mg.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law in March of this year, but certain provisions applied retroactively as of January 1, 2010. The legislation, among other things: increased drug rebates under Medicaid; applied those rebates to Medicaid managed care enrollees for the first time; and expanded 340B discounted drug pricing to more categories of providers. In particular, as a result of the new legislation, minimum percentage Medicaid drug rebates on FARESTON® increased from 15.1% to 23.1% of our average manufacturer price. We do not expect these changes to have a significant impact on our statement of operations for the current year.
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
We expect that future research and development expenditures will be focused on the following:
•	activities relating to our efforts to obtain regulatory approvals of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer, including potentially a second pivotal Phase III clinical trial of toremifene 80 mg;

•	the completion of the pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN;
•	our ongoing research and development efforts for ostarine™ and other SARMs;
•	the continued clinical development of GTx-758; and
•	the continued preclinical development of other product candidates.
There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.
Product Candidates
The following table identifies the development phase and status for each of our clinical product candidates:

Product
	Candidate/	Development
Program	Proposed Indication	Phase	Status

SERM	Toremifene
	80 mg To reduce fractures in men with prostate cancer on ADT	Completed pivotal Phase III clinical trial
Received a Complete Response Letter from the FDA regarding the NDA in October 2009 and anticipate meeting with the FDA in the third quarter of 2010 to discuss the proposed protocol we submitted to the FDA for a second pivotal Phase III clinical trial.

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

Sales and Marketing
We market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. In order to commercialize any future products, we must broaden our sales and marketing infrastructure or collaborate with third parties with sales and marketing experience and personnel. We plan to build a specialty sales and marketing infrastructure to market toremifene 80 mg and toremifene 20 mg, if approved by the FDA, to the relatively small and concentrated community of urologists and medical oncologists in the United States. We have partnered with Ipsen to commercialize toremifene in the Ipsen Territory if approved for commercial sale. We are currently seeking partners to market toremifene in Japan and other markets outside of the United States and the Ipsen Territory.
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. General and administrative costs include facility costs, insurance costs, and professional fees for legal, accounting, public relations, and marketing services, and FARESTON® selling and distribution expenses. We expect our general and administrative expenses for fiscal year 2010 to be less than fiscal year 2009 since fiscal year 2009 general and administrative expenses included spending on sales and marketing, medical education and other supporting activities in anticipation of regulatory approval of our toremifene product candidates that we will not incur in 2010, as well as the December 2009 reduction in our workforce.
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
While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
Our revenues consist of product sales of FARESTON® and revenues derived from our collaboration and license agreements.
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with our collaboration and license agreements and is based on the performance requirements of the specific agreements. We analyze any of our agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, can be separated or whether all of the deliverables must be accounted for as a single unit of accounting. For arrangements for which we are not able to identify evidence of fair value for the undelivered elements, we will recognize any consideration for a single unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is ratable over the performance period. The performance period is estimated at the inception of the agreement and is reevaluated at each reporting period. Cost reimbursements for research activities are recognized as collaboration revenue if amounts are determinable and collection of the related receivable is reasonably assured. Revenues from milestone payments for which we have no continuing performance obligations are recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone is substantive and a culmination of the earnings process has occurred. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.

The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitor these factors for indications of appropriate revisions. We estimated the performance obligation period to be six years for the development of toremifene for both the high grade PIN and ADT indications under our collaboration agreement with Ipsen. We estimated the performance obligation period to be ten years for our collaboration agreement with Merck. However, due to the termination of our license and collaboration agreement with Merck in March 2010, we recognized as collaboration revenue in the first quarter of 2010 all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million for cost reimbursement for research and development activities that we will receive from Merck in late 2010 as we have no further performance obligations.
We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 96% of our product sales of FARESTON® for the three months ended March 31, 2010. Based on this information and other factors, we estimate an accrual for product returns. At March 31, 2010 and December 31, 2009, our accrual for product returns was $599,000 and $494,000, respectively.
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
Total share-based compensation expense for the three months ended March 31, 2010 was $1.7 million, of which $846,000 and $868,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended March 31, 2009 was $1.1 million, of which $380,000 and $680,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended March 31, 2010 and 2009 was share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $50,000 and $45,000, respectively. At March 31, 2010, the total compensation cost related to non-vested awards not yet recognized was approximately $14.7 million with a weighted average expense recognition period of 2.28 years.
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
In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-17”). ASU No. 2010-17 allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. Additionally, ASU No. 2010-17 provides guidance in identifying milestones and determining whether the milestones are substantive. The amended guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied prospectively or retroactively. We do not expect the adoption of ASU No. 2010-17 to have a material impact on our financial position or results of operations.

Results of Operations
Three Months Ended March 31, 2010 and 2009
Revenues. Revenues for the three months ended March 31, 2010 were $56.6 million, as compared to $3.6 million for the same period of 2009. Revenues included net sales of FARESTON® marketed for the treatment of metastatic breast cancer in postmenopausal women and collaboration revenue from Ipsen and Merck. During the three months ended March 31, 2010 and 2009, FARESTON® net product sales were $799,000 and $759,000, respectively, while cost of product sales were $151,000 and $348,000, respectively. FARESTON® net product sales for the three months ended March 31, 2010 increased from the same period in the prior year as a result of an increase in sales volume of FARESTON® as compared to the three months ended March 31, 2009. Cost of product sales decreased from the same period in the prior year due to a reduction in the royalty payable to Orion on our net sales of FARESTON®. Collaboration revenue was $55.8 million for the three months ended March 31, 2010, and $2.9 million for the three months ended March 31, 2009. As a result of the termination of our license collaboration agreement with Merck in March 2010, we recognized as collaboration revenue all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million of research and development activities cost reimbursement that will be received from Merck in late 2010. Collaboration revenue for the three months ended March 31, 2010 also included approximately $922,000 from the amortization of deferred revenue from Ipsen. Collaboration revenue for the three months ended March 31, 2009 consisted of approximately $1.5 million and approximately $1.4 million from the amortization of deferred revenue from Ipsen and Merck, respectively.
Research and Development Expenses. Research and development expenses decreased 8% to $7.7 million for the three months ended March 31, 2010 from $8.3 million for the three months ended March 31, 2009. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development for past periods is not indicative of spending in future periods.

	Proposed	Three Months Ended
	Candidate/	March 31,		Increase/
Program	Proposed Indication	2010	2009	(Decrease)
		(in thousands)
SERM	Toremifene
	80 mg To reduce fractures in men with prostate cancer on ADT	$960	$536	$424

	Toremifene
	20 mg Prevention of prostate cancer in high risk men with high grade PIN	1,619	2,120	(501)

SARM	OstarineTM
	Treatment of cancer cachexia	667	308	359

LH inhibitor	GTx-758
	Treatment of advanced prostate cancer	2,323	2,166	157

Other research and development		2,081	3,182	(1,101)

Total research and development expenses		$7,650	$8,312	$(662)

General and Administrative Expenses. General and administrative expenses decreased during the three months ended March 31, 2010 to $4.5 million from $6.5 million for the three months ended March 31, 2009. This decrease was primarily the result of decreased personnel and personnel related expenses of approximately $835,000 and decreased marketing expenses of approximately $890,000, in each case due to the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg and the associated delay in the potential regulatory approval of our toremifene 80 mg product candidate.

Income Tax Benefit. The income tax benefit of $194,000 for the three months ended March 31, 2009 resulted from a provision in the Housing and Economic Recovery Act of 2008 that allowed us to claim a refund for a portion of our pre-2006 research and development tax credits.
Liquidity and Capital Resources
At March 31, 2010, we had cash, cash equivalents and short-term investments of $38.7 million, compared to $49.0 million at December 31, 2009. Net cash used in operating activities was $10.2 million and $15.3 million for the three months ended March 31, 2010 and 2009, respectively, and resulted primarily from funding our operations for the periods.
Net cash used in investing activities was $367,000 and $93,000 for the three months ended March 31, 2010 and 2009, respectively. Net cash used in investing activities for the three months ended March 31, 2010 was primarily for the purchase of short-term investments of approximately $4.0 million and the purchase of information technology equipment and research and development equipment of approximately $83,000. This was reduced by the maturities of short-term investments of approximately $3.7 million. Net cash used in investing activities for the three month period of 2009 was primarily for the purchase of information technology equipment, software, and research and development equipment. We currently expect to make capital expenditures of approximately $141,000 for the remainder of 2010.
Net cash used in financing activities was $26,000 for three months ended March 31, 2010 and was related to payments on capital lease and financed equipment obligations. Net cash provided by financing activities was $59,000 for the three months ended March 31, 2009 and was provided primarily from proceeds from the exercises of employee stock options.
We estimate that our current cash and cash equivalent balances, short-term investments, interest income and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In addition, this estimate does not include any costs related to additional clinical development of our SARM program, nor does it include any additional costs that we may be required to bear to continue the development of toremifene 80 mg if the funding from Ipsen is not sufficient to pay all clinical trial costs of the second clinical trial. In order to fund these additional activities and requirements, we will need to raise additional funds. In addition, we may never receive any of the €42.0 million in toremifene 80 mg clinical development milestone payments under our collaboration agreement with Ipsen, particularly if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial of toremifene 80 mg to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter.
Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials, other research and development activities, and commercialization activities. Our future funding requirements will depend on many factors, including:
•	matters related to our collaborative arrangement with Ipsen, including a determination as to whether and to what extent we and Ipsen determine to continue the development of toremifene 80 mg and any additional costs that we may be required to bear with respect to any such continued development, including with respect to a second pivotal Phase III clinical trial of toremifene 80 mg;
•	the scope, rate of progress and cost of our, Ipsen’s and/or any potential future collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments that we may receive under our collaborative arrangement with Ipsen with respect to toremifene 20 mg and a second pivotal Phase III clinical trial of toremifene 80 mg;
•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we, Ipsen, and/or any potential future collaborators may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaboration with Ipsen, we do not currently have any commitments for future external funding. In December 2009, we announced a reduction of approximately 26% of our workforce in order to reduce our operating expenses in connection with the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg and the associated delay in the potential regulatory approval of toremifene 80 mg. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. The cost-cutting measures we have taken and may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, such as our arrangement with Ipsen, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by our receipt of the Complete Response Letter from the FDA in October 2009 regarding our NDA for toremifene 80 mg and the related uncertainty regarding the continued development of, and prospects for FDA approval of toremifene 80 mg, the termination of our license and collaboration agreement with Merck, and/or current economic conditions, including the effects of the disruptions to and continuing volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM program, or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.
Risks Related to Our Financial Results and Need for Additional Financing
We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*
We have a limited operating history. As of March 31, 2010, we had an accumulated deficit of $323.8 million, of which $96.3 million related to non-cash dividends and adjustments to the preferred stock redemption value. Net income was $44.3 million for the three months ended March 31, 2010. However, we have incurred losses in each year since our inception in 1997, including net losses of $46.3 million and $51.8 million in 2009 and 2008, respectively. Due to the termination of our collaboration with Merck & Co., Inc., or Merck, and the associated recognition in the first quarter of 2010 of $49.9 million in deferred revenue and the final payment from Merck of $5.0 million of cost reimbursement for research and development activities, we expect to report net income for the year ending December 31, 2010. However, while recognition of this revenue is expected to result in net income for 2010, we expect to incur significant operating losses in 2011 and for the foreseeable future. In addition, we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In October 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. As a result, FDA approval of toremifene 80 mg, if it occurs, will be substantially delayed. In addition, significant additional clinical development will be required in order to potentially obtain FDA approval of toremifene 80 mg, including a second pivotal Phase III clinical trial of toremifene 80 mg. We recently expanded our collaboration with Ipsen Biopharm Limited, or Ipsen, pursuant to which Ipsen committed, subject to certain conditions, up to €42.0 million to fund a second pivotal Phase III clinical trial of toremifene 80 mg in exchange for certain additional rights we granted to Ipsen as well as a reduction or, in some cases, an elimination of Ipsen’s potential future milestone and royalty obligations to us under our original agreement with Ipsen. If the projected cost of such second pivotal Phase III clinical trial exceeds €42.0 million, we are required to pay the excess amount. However, there is an established threshold of clinical trial costs in excess of €42.0 million at which we and Ipsen may determine not to initiate the trial, in which event, Ipsen would not be obligated to provide any additional funding for the trial. In addition, if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter and imposes additional requirements for a second clinical trial that we and Ipsen believe to be too burdensome and costly, we and Ipsen may determine not to pursue the second clinical trial for toremifene 80 mg and to cease further development of the product candidate. In any such event, we may be required to further delay or eliminate our toremifene 80 mg development program, which would have a material adverse effect on our business and growth prospects.
Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our current and former collaborators which include $40.0 million in upfront license fees from Merck received in January 2008, a $1.5 million milestone payment from Ipsen received in April 2008, and $5.0 million received from Merck in guaranteed cost reimbursements for research and development activities in both December 2009 and December 2008. In March 2010, we and Merck agreed to terminate our collaboration and, as a result, we will not receive any milestone payments or royalties for the development or sale of selective androgen receptor modulators, or SARMs, from Merck. Although the collaboration with Merck was terminated, Merck remains obligated to pay us the third and final payment of $5.0 million of cost reimbursements for research and development activities in late 2010. We do not anticipate significant development progress on ostarine™, or our SARM program in general, including the initiation of any additional clinical trials, unless and until we enter into one or more new collaborations with third parties or otherwise obtain additional funding. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, we expect that FARESTON® will account for all of our product revenue. For the three months ended March 31, 2010, we recognized $799,000 in net revenues from the sale of FARESTON®. If we, Ipsen, and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.
We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*
We will need to raise substantial additional capital to:
•	fund our operations and conduct clinical trials;
•	continue our research and development; and
•	commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.

We estimate that our current cash and cash equivalent balances, short-term investments, interest income and product revenue from the sale of FARESTON® will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In addition, this estimate does not include any costs related to additional clinical development of our SARM program, nor does it include any additional costs that we may be required to bear to continue the development of toremifene 80 mg if the funding from Ipsen is not sufficient to pay all clinical trial costs of the second clinical trial. In order to fund these additional activities and requirements, we will need to raise additional funds. In addition, we may never receive any of the €42.0 million in toremifene 80 mg clinical development milestone payments under our collaboration agreement with Ipsen, particularly if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial of toremifene 80 mg to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter. Our future funding requirements will depend on many factors, including:
•	matters related to our collaborative arrangement with Ipsen, including a determination as to whether and to what extent we and Ipsen determine to continue the development of toremifene 80 mg and any additional costs that we may be required to bear with respect to any such continued development, including with respect to a second pivotal Phase III clinical trial of toremifene 80 mg;
•	the scope, rate of progress and cost of our, Ipsen’s and/or any potential future collaborators’ clinical trials and other research and development activities;
•	future clinical trial results;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments that we may receive under our collaborative arrangement with Ipsen with respect to toremifene 20 mg and a second pivotal Phase III clinical trial of toremifene 80 mg;
•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we, Ipsen, and/or any potential future collaborators may develop;
•	the effect of competing technological and market developments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish rights to some of our technologies or product candidates, or we may be required to grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by our receipt of the Complete Response Letter from the FDA in October 2009 regarding our NDA for toremifene 80 mg and the related uncertainty regarding the continued development of, and prospects for FDA approval of, toremifene 80 mg, the termination of our license and collaboration agreement with Merck, and/or current economic conditions, including the effects of the disruptions to and continuing volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM program, or obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.
Risks Related to Development of Product Candidates
We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our or our collaborators’ clinical trials do not demonstrate safety and efficacy in humans.*
Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all.
In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the submission or approval of a NDA with the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT, notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter, which deficiencies may only be addressed by conducting an additional pivotal Phase III clinical trial of toremifene 80 mg. In April 2010, we submitted a proposed protocol for a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to address in a single clinical trial the deficiencies identified by the FDA in the Complete Response Letter; however, if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter and imposes additional requirements for a second clinical trial that we and Ipsen believe to be too burdensome and costly, we and Ipsen may determine not to pursue the second clinical trial for toremifene 80 mg and to cease further development of the product candidate. In addition, in connection with our pivotal Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, a planned efficacy interim analysis was conducted in the second quarter of 2008, which concluded that the efficacy results did not reach the specified statistical outcome, and we were therefore unable to submit a NDA to the FDA based on this efficacy interim analysis. Until such time as we conclude the clinical trial and analyze the data, which we expect will occur in 2010, we will not be able to determine if the clinical trial successfully demonstrated a statistically significant positive outcome to allow us to submit a NDA to the FDA to seek marketing approval for this product candidate.
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
Risks Related to Our Dependence on Third Parties
We are dependent upon our collaborative arrangement with Ipsen to further develop and commercialize toremifene in its licensed territories. We may also be dependent upon additional collaborative arrangements to complete the development and commercialization of some of our other product candidates. These collaborative arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

In September 2006, we entered into a collaboration agreement with Ipsen for the development and commercialization of toremifene, which collaboration was amended in March 2010 to, among other things, expand Ipsen’s licensed territory for the development and commercializing of toremifene product candidates. Pursuant to the collaboration agreement, as recently amended, Ipsen committed up to €42.0 million to fund a second pivotal Phase III clinical trial of toremifene 80 mg in exchange for certain additional rights we granted to Ipsen, including an expansion of its licensed territory, as well as a reduction or, in some cases, an elimination of Ipsen’s potential future milestone and royalty obligations to us under our original agreement with Ipsen. The loss of Ipsen as a collaborator in the development or commercialization of toremifene, any dispute over the terms of our collaboration with Ipsen, or any other adverse developments in our relationship with Ipsen could materially harm our business and would accelerate our need for additional capital. For example, if we were to lose Ipsen as a collaborator, we may not be able to obtain sufficient additional funding to complete the development of toremifene 80 mg. In addition, Ipsen is obligated to initiate and conduct appropriate clinical studies as required by the appropriate regulatory authorities in order to obtain marketing approvals of toremifene in its licensed territory. Any failure on the part of Ipsen to initiate these studies could delay the commercialization of toremifene in its licensed territory. In addition, the receipt of the Complete Response Letter from the FDA in October 2009 has delayed Ipsen’s plans to seek marketing approval of toremifene 80 mg in its licensed territory.
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
Dependence on collaborative arrangements, including our collaborative arrangement with Ipsen for the development and commercialization of toremifene subjects us to a number of risks, including:
•	we are not able to control either the amount and timing of resources that Ipsen devotes to toremifene;
•	we may not be able to control the amount and timing of resources that our potential future collaborators may devote to our product candidates;
•	Ipsen or any potential future collaborations may experience financial difficulties or changes in business focus;
•	we may be required to relinquish important rights such as marketing and distribution rights;
•	under certain circumstances, Ipsen may not be required to commercialize toremifene in its licensed territory if Ipsen determines that it is not commercially reasonable for it to do so;
•	pricing reimbursement constraints in Europe, which is part of Ipsen’s licensed territory, may diminish the prospects of our receiving royalty payments from Ipsen on aggregate net sales of toremifene in some or all of the countries in Europe;
•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;
•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•	under certain circumstances, a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	collaborative arrangements are often terminated or allowed to expire, such as our former collaboration with Merck, which would delay the development and may increase the cost of developing our product candidates.

We may not realize the anticipated benefits from our collaborative arrangement with Ipsen, and may not receive the anticipated benefits from any future collaboration arrangements that we might establish.*
We may not receive any future milestone payments provided for under our collaborative arrangement with Ipsen if our agreement with Ipsen is terminated, if certain clinical development and regulatory milestones under our agreement with Ipsen are not achieved or if Ipsen fails to develop and commercialize toremifene in its licensed territory. In addition, although Ipsen has committed, subject to certain conditions, up to €42.0 million to fund a second pivotal Phase III clinical trial of toremifene 80 mg to address the deficiencies identified by the FDA in the Complete Response Letter we received in October 2009, if the projected cost of such second pivotal Phase III clinical trial of toremifene 80 mg exceeds €42.0 million, we are required to pay the excess amount. However, there is an established threshold of clinical trial costs in excess of €42.0 million at which we and Ipsen may determine not to initiate the trial, in which event, Ipsen would not be obligated to provide any additional funding for the trial. In addition, if the FDA does not consider the proposed protocol for a second pivotal Phase III clinical trial to be sufficient to satisfy the deficiencies set forth in the Complete Response Letter and imposes additional requirements for a second clinical trial that we and Ipsen believe to be too burdensome and costly, we and Ipsen may determine not to pursue the second clinical trial for toremifene 80 mg and to cease further development of the product candidate. Even if required regulatory approvals to market toremifene are obtained, it is possible that Ipsen will not successfully market and sell any toremifene products in which case we would not receive royalties to the extent that we currently anticipate. Furthermore, our royalty rates under our collaboration and license agreement with Ipsen are subject to a possible reduction if a generic version of toremifene achieves specified sales levels in a major country within its licensed territory. Ipsen also may be entitled to offset a portion of any royalties due to us if Ipsen licenses patent rights from a third party that would otherwise be infringed by Ipsen’s use, manufacture, sale or import of toremifene compounds. Moreover, we have agreed to grant Ipsen co-promotion rights in the United States with respect to toremifene 80 mg for the ADT indication, which may, if toremifene 80 mg receives regulatory approval and is commercialized, reduce the amount of product revenue that we would have otherwise received had we commercialized toremifene 80 mg in the United States solely ourselves.
Under our agreement with Ipsen, we and Ipsen have agreed that neither party will seek to commercialize, promote, market or sell certain products within its licensed territory for an agreed period of time subsequent to the time of the first commercial launch of toremifene within its licensed territory. We and Ipsen have also agreed to grant to the other a right of first negotiation with respect to the development, marketing, sale and distribution of any new SERM-based products for the field of the prevention and treatment of prostate cancer or related side effects, or any other indication the parties agree on. We have also agreed to grant to Ipsen a right of first negotiation, subject to certain conditions, with respect to the development, marketing, sale and distribution of GTx-758 in Ipsen’s licensed territory. However, there can be no assurance that we will be able to reach an agreement with Ipsen on reasonable terms, or at all, for any new SERM-based products or GTx-758, as applicable.
Ipsen may terminate the license and collaboration agreement, as amended, for our uncured breach, upon our bankruptcy, with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns, or in the event that either the UTRF license for chemoprevention of prostate cancer or the license and supply agreement with Orion terminates early. If our agreement with Ipsen is terminated, the anticipated future benefits to us from this agreement would be eliminated and the development and commercialization of toremifene in Ipsen’s licensed territory would be delayed. In any such or similar events, we may not realize the anticipated benefits from our collaborative arrangement with Ipsen.
Besides Ipsen, we have established and intend to continue to establish collaborations with third parties to develop and commercialize some of our current and future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2010, following Merck’s determination to discontinue internal development of ostarine™, we and Merck mutually agreed to terminate our collaboration and, as a result, we will not receive any milestone payments or royalties for the development or sale of SARMs from Merck. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates, and we may lack the capital and resources necessary to develop our product candidates alone.
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

We have agreed to purchase from Orion our worldwide requirements of toremifene in a finished tablet form at specified prices under a license and supply agreement. Similarly, Ipsen has agreed to purchase from Orion toremifene tablets for clinical testing and commercial sale in its licensed territory under an amended supply agreement with Orion. As such, both we and Ipsen rely on Orion as the single source supplier of toremifene.
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

If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we, Ipsen and/or our potential future collaborators may develop may compete with other product candidates and products for access to manufacturing facilities. For example, the active pharmaceutical ingredient in our toremifene 80 mg and toremifene 20 mg product candidates is also the active pharmaceutical ingredient in FARESTON®. Further, Orion has agreed to supply toremifene tablets to Ipsen for clinical trials and commercial supply in its licensed territory. Orion also manufactures toremifene for third parties for sale outside the United States for the treatment of metastatic breast cancer in postmenopausal women.
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
Risks Related to Our Intellectual Property
If we lose our licenses from the University of Tennessee Research Foundation, or UTRF, we may be unable to continue a substantial part of our business.*
We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. These license agreements may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing a substantial part of our business and may result in a serious adverse effect on our financial condition, results of operations and any prospects for growth. Additionally, the termination of our UTRF license for chemoprevention of prostate cancer could lead to a termination of our license and collaboration agreement with Ipsen, which would result in a loss of any potential milestone or royalty payments from Ipsen related to the high grade PIN indication and could impact the rights and benefits we are to receive from Ipsen on account of the ADT indication.
If some or all of our, or our licensors’, patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow or unenforceable claims, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products with the same active pharmaceutical ingredients as our product candidates.*
Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, the methods for treating patients in the product indications using these product candidates and the methods used to synthesize these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensors own or control such valid and enforceable patents or trade secrets. Additionally, Ipsen’s ability to successfully market toremifene within a substantial portion of its licensed territory may depend on having marketing and data exclusivity from the appropriate regulatory authorities.

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
Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene has expired in the United States and abroad. As a result, we will need to rely primarily on the protection afforded by method of use patents relating to the use of toremifene for the relevant prescribed indications that have been issued or may be issued from our owned or licensed patent applications. Also, within its licensed territories, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the toremifene products that may be sold within the respective territory. To date, many of our applications for method of use patents filed for toremifene outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for any toremifene products that may be commercialized within the territories licensed to Ipsen could adversely affect Ipsen’s ability to successfully commercialize these products.
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

Off-label sale or use of toremifene products could decrease sales of toremifene 80 mg and toremifene 20 mg tablets if approved for commercial sale, and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen are developing toremifene.*
In all countries in which we hold or have licensed rights to patents or patent applications related to toremifene, the composition of matter patents we license from Orion have expired. As a result, we will need to rely primarily on the protection afforded by method of use patents. Our method of use patents may not protect toremifene from the risk of off-label sale or use of other toremifene products in place of toremifene 80 mg and toremifene 20 mg tablets. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of other toremifene products may adversely affect our or Ipsen’s ability to generate revenue from the sale of toremifene 80 mg and 20 mg tablets, if approved for commercial sale.
Even in the event that patents are issued from our pending method of use patent applications, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or method of use patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents or potential patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for toremifene for the indications for which we and Ipsen are developing this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of toremifene in the countries outside of the United States where these applications are currently pending, we would not have as extensive patent coverage to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to toremifene 80 mg and toremifene 20 mg tablets for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for toremifene in the territory we licensed to Ipsen under our collaboration for the treatment of prostate cancer and estrogen deficiency side effects resulting from ADT. If generic versions of toremifene are able to be sold in countries within the territory we licensed to Ipsen for the indications for which Ipsen anticipates marketing toremifene, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time. Similarly, the royalties we will be paying to Orion for its licensing and supply of toremifene will be reduced if generic sales thresholds are reached.
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
As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•	be prohibited from selling or licensing any product that we, Ipsen and/or any potential future collaborators may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

•	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

•	be required to redesign the formulation of a product candidate so that it does not infringe, which may not be possible or could require substantial funds and time.
In addition, under our collaboration and license agreement with Ipsen, Ipsen may be entitled to offset a portion of any royalties due to us in any calendar year on account of product sales to pay for costs incurred by Ipsen to obtain a license to any dominant intellectual property rights that are infringed by the products at issue.
Risks Related to Regulatory Approval of Our Product Candidates
If we, Ipsen, or any potential future collaborators are not able to obtain required regulatory approvals, we or such collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*
Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or any collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future. In addition, we will not receive a substantial majority of the milestone payments provided under our collaboration and license agreement with Ipsen for our toremifene 20 mg product candidate or any royalty payments associated with either our toremifene 80 mg or toremifene 20 mg product candidates if Ipsen is unable to obtain the necessary regulatory approvals to commercialize toremifene within its licensed territory. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. As a result, FDA approval of toremifene 80 mg, if it occurs, will be substantially delayed. In addition, we completed our Phase III clinical trial of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer and are conducting our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, under Special Protocol Assessments, or SPAs, with the FDA. A SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy and safety. If agreement is reached with the FDA, a SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of a NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product’s safety or efficacy, and we may be required to conduct significant additional development in order to obtain regulatory approval notwithstanding a SPA with the FDA. For example, even though our Phase III clinical trial of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT was completed under a SPA, we were unable to obtain approval of our NDA for toremifene 80 mg that we submitted in December 2008. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development, including toremifene 80 mg in the near future. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT identifying two deficiencies in our application and requesting that clinical trials be conducted to address the deficiencies. Furthermore, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market toremifene within its licensed territory any sooner than we will achieve regulatory approval in the United States, and it likely will be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us, Ipsen, or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” of our Annual Report on Form 10-K, filed with the SEC on March 15, 2010, for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.

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
Any products that we, Ipsen, and/or any potential future collaborators may develop may not gain market acceptance among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	efficacy and safety results in clinical trials;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	whether the products we commercialize remain a preferred course of treatment;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
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

Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to continue to decline.*
FARESTON® is currently our only marketed product. FARESTON® is indicated for the treatment of metastatic breast cancer in postmenopausal women. FARESTON® competes against tamoxifen, fulvestrant, and several aromatase inhibitors, including anastrozole, letrozole, and exemestane, for hormonal treatment of breast cancer. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share and we believe this trend will continue. Further, the branded competitors have greater resources and generic competitors are preferred by insurers. Continued sales of FARESTON® also could be impacted by many other factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 96% of our product sales of FARESTON® for the three months ended March 31, 2010;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.
If we are unable to expand our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.
We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. There are risks involved with building our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. We currently plan to build a specialty sales force to market our product candidates, if approved for commercial sale, to urologists and medical oncologists in the United States. In the event we are unable to hire a sufficient number of qualified sales personnel consistent with our plans, this could delay the commercialization of any of our product candidates if approved for commercial sale. We are relying on Ipsen to market and distribute our toremifene product candidates through Ipsen’s established sales and marketing network within its licensed territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell our toremifene product candidates in Ipsen’s licensed territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell our toremifene product candidates in Ipsen’s licensed territory. Currently, we do not have a partner outside of Ipsen’s licensed territory and our success in regions other than Ipsen’s licensed territory may be dependent on our ability to find suitable partners in other regions of the world. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
If we, Ipsen, and/or any potential future collaborators are unable to obtain reimbursement or experience a reduction in reimbursement from third-party payors for products we sell, our revenues and prospects for profitability will suffer.*
Sales of products developed by us, Ipsen, and/or any potential future collaborators are dependent on the availability and extent of reimbursement from third-party payors. Changes in the reimbursement policies of these third-party payors that reduce reimbursements for FARESTON® and any other products that we, Ipsen and/or any potential future collaborators may develop and sell could negatively impact our future operating and financial results.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established comprehensive Medicare coverage and reimbursement of prescription drugs under Medicare Part D. The prescription drug program established by this legislation may have the effect of reducing the prices that we, Ipsen, or any potential future collaborators are able to charge for products we, Ipsen, and/or any potential future collaborators develop and sell through the program. This legislation may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products that we, Ipsen, and/or any potential future collaborators may develop or to lower the amount that they pay. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization for use of drugs where supplemental rebates are not provided.
In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D as established in 2003. However, the newly-enacted legislation also implements cost containment measures that could adversely affect our revenues. These measures include increased drug rebates under Medicaid starting in 2010 for brand name prescription drugs, such as FARESTON®, and extension of these rebates to Medicaid managed care, which would reduce the amount of net reimbursement received for FARESTON® or any other products that we, Ipsen, and/or any potential future collaborators may develop and sell. Also effective for 2010, the legislation extends 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers, which extension reduces the amount of reimbursement received for drugs purchased by these new 340B-covered entities.
Additional provisions of the health care reform legislation, which become effective in 2011, may negatively affect our revenues and prospects for profitability in the future. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we will be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the health care reform legislation’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs, including FARESTON®, sold to beneficiaries who fall within the donut hole.
In the aftermath of the 2010 health care reform legislation, private health insurers and managed care plans are likely to continue challenging the prices charged for medical products and services, and many of these third-party payors may limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we, Ipsen, and/or any potential future collaborators may develop or sell. These cost-control initiatives could decrease the price we might establish for products that we, Ipsen, or any potential future collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.
Similar cost containment initiatives exist in countries outside of the United States, particularly in the countries of the European Union, where the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, Ipsen, or any potential future collaborators may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our, Ipsen’s or a potential future collaborators’ commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we, Ipsen, and/or any potential future collaborators may develop or sell. Cost-control initiatives could decrease the price we might establish for products that we, Ipsen, or any potential future collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

Another development that could affect the pricing of drugs would be proposed congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including from countries where the drugs are sold at a lower price than in the United States. Provisions allowing for the direct reimportation of drugs under certain circumstances were not included in the 2010 health care reform legislation, but could be revisited in the future. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we, Ipsen, or any potential future collaborators receive for any products that we, Ipsen, and/or any potential future collaborators may develop, negatively affecting our revenues and prospects for profitability.
Health care reform measures could hinder or prevent our product candidates’ commercial success.*
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting health care reform, as evidenced by the recent enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere.
We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations or existing laws, regulations or decisions, related to health care availability, method of delivery or payment for health care products and services, or sales, marketing and pricing practices could negatively impact our business, operations and financial condition.
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

Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting in our pipeline, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish any ability to market and sell any products that we, Ipsen, and/or any potential future collaborators may develop. For example, although there are no products that have been approved by the FDA to reduce fractures or treat estrogen deficiency related side effects of ADT, we are aware of a number of drugs, including drugs marketed by Eli Lilly & Co. (Evista®), Merck (Fosamax®), Sanofi-Aventis and Warner Chilcott (Actonel®), Pfizer Inc. (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and Bristol Myers Squibb (Megace®), that are prescribed to treat single side effects of ADT; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia. ProliaTM (denosumab), a monoclonal antibody developed by Amgen, is under regulatory review in the United States, Switzerland, Australia and Canada for the treatment and prevention of postmenopausal osteoporosis and for the treatment of bone loss in patients undergoing hormone ablation therapy for breast or prostate cancer, and has received a positive opinion in Europe from the EMEA’s Committee for Medicinal Products for Human Use. While we have the only pharmaceutical product in clinical development to prevent prostate cancer in high risk men with high grade PIN, GlaxoSmithKline is expected to resubmit a supplemental NDA for Avodart® for prostate cancer risk reduction among men at increased risk of developing the disease. Additionally, recent literature has suggested that finasteride and dutasteride may be effective in reducing the risk of prostate cancer progression. Testosterone and other anabolic agents are used to treat involuntary weight loss in patients who have acute muscle loss. There are other SARM product candidates in development that may compete with our product candidates. Pfizer Inc., Eli Lilly & Co., and Amgen have myostatin inhibitors in development that may compete with ostarine™ if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in a Phase I study. Moreover, there are other categories of drugs in development, including ghrelin receptor agonists and growth hormone secretagogues that may have some muscle activity. Other appetite stimulants such as megestrol acetate and dronabinol are also used off-label for cancer cachexia. Competition could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
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
•	the results of our discussions with the FDA regarding the actions necessary to address the deficiencies identified by the FDA in the Complete Response Letter we received in October 2009 regarding our NDA for toremifene 80 mg, and any related announcements by us and/or Ipsen with respect to the same;
•	adverse results or delays in our clinical trials;
•	the timing of achievement of, or failure to achieve, our, Ipsen’s and any potential future collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;
•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;
•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of FARESTON® or an approved product candidate;
•	the commercial success of any product approved by the FDA or its foreign counterparts;
•	developments with respect to our collaboration with Ipsen;
•	introductions or announcements of technological innovations or new products by us, Ipsen, potential future collaborators, or our competitors, and the timing of these introductions or announcements;
•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;
•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure or reimbursement policies of health care payment systems;
•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;
•	changes in financial estimates or recommendations by securities analysts;
•	sales of large blocks of our common stock;
•	sales of our common stock by our executive officers, directors and significant stockholders;
•	changes in accounting principles; and
•	the loss of any of our key scientific or management personnel.
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
Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
As of March 31, 2010, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63.4% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 46.5% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*
For the 12-month period ended March 31, 2010, the average daily trading volume of our common stock on the NASDAQ Global Market was 351,751 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2010, we had 36,420,901 shares of common stock outstanding.
Moreover, J.R. Hyde, III, and Oracle Investment Management, Inc., two of our largest stockholders, and their affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 10.8 million shares of common stock they hold in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders. If any of these large stockholders were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: May 4, 2010	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: May 4, 2010	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number		Description
3.1		Restated Certificate of Incorporation of GTx, Inc.(1)
3.2		Amended and Restated Bylaws of GTx, Inc.(2)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Specimen of Common Stock Certificate(3)
4.3		Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4		Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5		Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)
4.6		Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)
10.28		2010 Compensation Information for Registrant’s Executive Officers(5)
10.56	*†	First Amendment to the Collaboration and License Agreement of 7 September 2006 between the Registrant and Ipsen Biopharm Limited dated March 22, 2010
12.1	*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)
32.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the Securities and Exchange Commission on March 15, 2010, and incorporated herein by reference.

(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.