Form 10-Q
period 2010-09-30
GTX INC /DE/
filed 2010-11-09
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010, 50,719,187 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,550	$40,219
Short-term investments	2,165	8,825
Accounts receivable, net	509	406
Inventory	219	116
Prepaid expenses and other current assets	6,410	1,109

Total current assets	26,853	50,675
Property and equipment, net	2,347	3,291
Intangible assets, net	1,878	3,755

Total assets	$31,078	$57,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,153	$1,268
Accrued expenses	2,996	4,730
Deferred revenue – current portion	1,344	9,954

Total current liabilities	5,493	15,952
Deferred revenue, less current portion	7,058	49,898
Other long term liabilities	542	621
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 60,000,000 shares authorized; 36,429,222 shares issued and outstanding at September 30, 2010 and 36,420,901 shares issued and outstanding at December 31, 2009	37	36
Additional paid-in capital	363,299	359,388
Accumulated deficit	(345,351)	(368,174)

Total stockholders’ equity (deficit)	17,985	(8,750)

Total liabilities and stockholders’ equity (deficit)	$31,078	$57,721

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Product sales, net	$960	$719	$2,358	$2,427
Collaboration revenue	336	2,881	56,450	8,626

Total revenue	1,296	3,600	58,808	11,053
Costs and expenses:
Cost of product sales	216	344	501	1,123
Research and development expenses	5,593	8,123	22,720	24,181
General and administrative expenses	4,066	8,002	12,900	21,494

Total costs and expenses	9,875	16,469	36,121	46,798

Income (loss) from operations	(8,579)	(12,869)	22,687	(35,745)
Other income, net	4	49	136	170

Income (loss) before income taxes	(8,575)	(12,820)	22,823	(35,575)
Income tax benefit	—	—	—	194

Net income (loss)	$(8,575)	$(12,820)	$22,823	$(35,381)

Net income (loss) per share:
Basic and diluted	$(0.24)	$(0.35)	$0.63	$(0.97)

Weighted average shares used in computing net income (loss) per share:
Basic and diluted	36,424,971	36,418,745	36,422,273	36,413,521

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$22,823	$(35,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,222	1,335
Share-based compensation	3,771	3,123
Directors’ deferred compensation	141	128
Deferred revenue amortization	(51,450)	(8,626)
Impairment of intangible assets	1,687	—
Changes in assets and liabilities:
Short-term investments, trading	—	2,157
Accounts receivable, net	(103)	114
Inventory	(103)	(59)
Prepaid expenses and other current assets	(5,301)	268
Accounts payable	(115)	(1,965)
Accrued expenses and other long term liabilities	(1,746)	(773)

Net cash used in operating activities	(29,174)	(39,679)

Cash flows from investing activities:
Purchase of property and equipment	(88)	(422)
Purchase of short-term investments, held to maturity	(8,119)	(8,085)
Proceeds from maturities of short-term investments, held to maturity	14,779	—

Net cash provided by (used in) investing activities	6,572	(8,507)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	136
Payments on capital lease and financed equipment obligations	(67)	(3)

Net cash (used in) provided by financing activities	(67)	133

Net decrease in cash and cash equivalents	(22,669)	(48,053)
Cash and cash equivalents, beginning of period	40,219	95,510

Cash and cash equivalents, end of period	$17,550	$47,457

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
GTx is developing GTx-758, a selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer. In September 2010, the Company announced that in a Phase II, open label, pharmacokinetic/pharmacodynamic clinical trial, GTx-758 suppressed serum total testosterone to castrate levels, increased serum sex hormone binding globulin, and reduced serum free testosterone in young healthy male volunteers.
Additionally, the Company is developing selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat cancer cachexia (cancer induced muscle loss) and chronic sarcopenia (age related muscle loss), as well as other musculoskeletal wasting or muscle loss conditions. In March 2010, the Company reacquired full rights to its SARM program, including OstarineTM, following the termination by the Company and Merck & Co., Inc. (“Merck”) of their exclusive license and collaboration agreement for SARM compounds and related SARM products. See Note 4, Collaboration and License Agreements, for further discussion.
GTx is also developing toremifene 80 mg, a selective estrogen receptor modulator (“SERM”) for the reduction of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy (“ADT”) in men with prostate cancer. GTx has licensed to Ipsen Biopharm Limited (“Ipsen”) exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, the Commonwealth of Independent States, Australia, and certain countries in North Africa, the Middle East and Asia, excluding Japan, (collectively, the “Ipsen Territory”) to develop and commercialize toremifene in all indications which the Company has licensed from Orion Corporation (“Orion”), which include all indications except the treatment and prevention of breast cancer outside of the United States. In December 2008, the Company submitted a New Drug Application (“NDA”) for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the U.S. Food and Drug Administration (“FDA”). In October 2009, the Company received a Complete Response Letter from the FDA regarding its NDA for toremifene 80 mg notifying the Company that the FDA would not approve the Company’s NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. In March 2010, the Company amended its collaboration and license agreement with Ipsen primarily to expand its collaboration for the development and commercialization of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and to potentially fund a second pivotal Phase III clinical trial of toremifene 80 mg. In April 2010, the Company submitted to the FDA a proposed protocol for a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to address in a single clinical trial the deficiencies identified by the FDA in the Complete Response Letter, which the Company refers to as the planned TREAT 2 trial. Based on the Company’s discussions with the FDA to date, the Company believes that it has finalized the protocol for the planned TREAT 2 trial. The Company and Ipsen are in discussions regarding whether to commence the planned TREAT 2 trial and, if so, the renegotiation of the terms of the Company’s collaboration with Ipsen, including in particular each party’s respective funding commitments related to the planned TREAT 2 trial. See Note 4, Collaboration and License Agreements, for further discussion.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
In May 2010, the Company announced that toremifene 20 mg failed to meet the primary efficacy endpoint in a completed Phase III clinical trial evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with precancerous prostate lesions called high grade prostatic intraepithelial neoplasia (“high grade PIN”). The Company is reviewing all data from the Phase III clinical trial to better understand the trial results and the ability of toremifene 20 mg to reduce cancer among high risk men, but the Company does not expect to conduct additional clinical trials evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN or to submit a NDA to the FDA for this indication.
The Company markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women in the United States.
Basis of Presentation
The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.
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
Revenue Recognition
The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2010 and December 31, 2009, the Company’s accrual for product returns was $909 and $494, respectively.
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
At September 30, 2010 and December 31, 2009, short-term investments consisted of certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold these investments until maturity, the investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.
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
During the three months ended June 30, 2010, the Company determined that, based on the results of the Phase III clinical trial evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN, it does not expect to conduct additional clinical trials or submit a NDA to the FDA for toremifene 20 mg for this indication. Based upon this determination, a triggering event occurred requiring the Company to perform an impairment review of the toremifene 20 mg intangible assets. After analyzing future cash flows and estimates of fair market value from a market participant perspective, the Company determined that an impairment existed and recorded an impairment charge of $1,687 during the three months ended June 30, 2010. The impaired intangible assets consisted of the unamortized portions of capitalized license fees paid to Orion and the University of Tennessee Research Foundation (“UTRF”) related to the Company’s toremifene 20 mg program. Of the $1,687 impairment charge, $1,515 related to unamortized license fees paid to Orion under the amended and restated license and supply agreement for the Company’s exclusive license from Orion to develop and commercialize toremifene-based products, as approximately half of the original payment to Orion was allocated to the Company’s toremifene 20 mg program. The remaining impairment charge of $172 related to the Company’s amended and restated license agreement with UTRF with respect to the Company’s toremifene 20 mg program.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The impairment charge was included in research and development expenses in the condensed statement of operations for the nine months ended September 30, 2010.
Income Taxes
The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2010 and December 31, 2009, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Total share-based compensation expense for the three months ended September 30, 2010 was $1,119, of which $442 and $677 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2009 was $1,128, of which $413 and $715 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2010 was $3,912, of which $1,742 and $2,170 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2009 was $3,251, of which $1,182 and $2,069 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Share-based compensation expense for the three months ended September 30, 2010 and 2009 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $45 and $44, respectively. Share-based compensation expense for the nine months ended September 30, 2010 and 2009 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $141 and $128, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Expected price volatility	66.2%	58.4%	64.6%	55.0%
Risk-free interest rate	2.4%	3.2%	3.4%	2.0%
Weighted average expected life in years	6.5 years	7.0 years	6.5 years	6.9 years
The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted
		Average
		Exercise Price
	Number of Shares	Per Share
Options outstanding at December 31, 2009	3,364,871	$13.55
Options granted	1,313,000	4.14
Options forfeited or expired	(174,834)	11.39

Options outstanding at September 30, 2010	4,503,037	10.89

3. Basic and Diluted Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to the dilutive potential of common stock consisting of stock options. The weighted average shares for the three and nine months ended September 30, 2010 included 4,070 and 1,372 shares, respectively, related to the issuance of common stock under deferred compensation arrangements. The weighted average shares for the three and nine months ended September 30, 2009 included 511 and 21,078 shares, respectively, related to the exercise of employee stock options and issuance of common stock under deferred compensation arrangements. Weighted average options outstanding to purchase shares of common stock of 4,515,006 and 3,666,635 for the three months ended September 30, 2010 and 2009, respectively, and 4,501,002 and 3,585,606 for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculations of diluted net income (loss) per share as inclusion of the options would have had an anti-dilutive effect on the net income (loss) per share for the periods.

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
In March 2010, the Company amended the Ipsen Collaboration Agreement primarily to expand its collaboration for the development and commercialization of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and to potentially fund a second pivotal Phase III clinical trial of toremifene 80 mg. In accordance with the terms of the Ipsen Collaboration Agreement, as amended (the “Amended Ipsen Collaboration Agreement”), Ipsen agreed to pay the Company up to €42,000 in clinical development milestones for the purpose of conducting a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT (the planned TREAT 2 trial). Such milestone payments, if any, will be paid to the Company upon initiation of the clinical trial and completion of specific clinical development milestones throughout the course of the clinical trial, as outlined in the Amended Ipsen Collaboration Agreement. However, the Amended Ipsen Collaboration Agreement provides that if the projected third-party costs of such second pivotal Phase III clinical trial of toremifene 80 mg (the planned TREAT 2 trial) exceed €42,000 by a certain amount, then the Company and Ipsen agreed to discuss whether to initiate such trial or to renegotiate the terms of the Amended Ipsen Collaboration Agreement. The projected third-party costs of the planned TREAT 2 trial exceed the threshold in excess of €42,000 established under the Amended Ipsen Collaboration Agreement with Ipsen, and Ipsen has not agreed to the initiation and funding of the planned TREAT 2 trial. The Company and Ipsen are in discussions with respect to whether to commence the planned TREAT 2 trial and, if so, the renegotiation of the terms of the Amended Ipsen Collaboration Agreement, including in particular each party’s respective funding commitments related to the planned TREAT 2 trial. Although the Company and Ipsen continue to be engaged in discussions intended to resolve the matter, the Company cannot predict the outcome, including whether it will be able to initiate the planned TREAT 2 trial or, if it is initiated, what the respective funding commitments for the planned TREAT 2 trial would be. If the Company and Ipsen are able to renegotiate the terms of the Amended Ipsen Collaboration Agreement and the Company and Ipsen agree to initiate the planned TREAT 2 trial as proposed, the planned TREAT 2 trial is expected to be initiated in the first quarter of 2011.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Ipsen has agreed to be responsible for and to pay all clinical development, regulatory and launch activities to commercialize toremifene in the Ipsen Territory for both the high grade PIN indication and ADT indication. The Company will remain similarly responsible for all development and regulatory activities outside of the Ipsen Territory. However, in addition to the €42,000 in clinical development milestones provided for under the Amended Ipsen Collaboration Agreement related to the planned TREAT 2 trial, Ipsen has agreed to pay a portion of the Company’s toremifene 20 mg development costs in the United States, if certain conditions are met. Under the Amended Ipsen Collaboration Agreement, Ipsen must elect to retain its rights to commercialize toremifene and other products containing toremifene for the high grade PIN indication. Depending on when Ipsen exercises this election, Ipsen may be required to pay an additional license fee as well as a premium on its share of the development and clinical trial expenses incurred by the Company in the United States since January 1, 2006, on account of toremifene for high grade PIN. If Ipsen does not exercise its election, Ipsen will not be obligated to pay the Company for a portion of the development and clinical trial expenses incurred by the Company in the United States since January 1, 2006, on account of toremifene for the high grade PIN indication. The Company and Ipsen are reviewing all data from the Phase III clinical trial to better understand the trial results and the ability of toremifene 20 mg to reduce cancer among high risk men, but the Company does not expect to conduct additional clinical trials evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN or to submit a NDA to the FDA for this indication.
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
Because the Company does not expect to conduct additional clinical development of toremifene 20 mg for the high grade PIN indication, the Company does not currently expect to receive any milestone payments or royalty payments from Ipsen associated with the Company’s toremifene 20 mg program.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Under the original Ipsen Collaboration Agreement, the Company recorded deferred revenue of $29,330 related to the Ipsen upfront license fee and expense reimbursement which is being amortized into revenue on a straight-line basis over an estimated ten year development period for toremifene in the Ipsen Territory. The Company recognized as collaboration revenue $336 and $1,471 for the three months ended September 30, 2010 and 2009, respectively, and $1,595 and $4,398 for the nine months ended September 30, 2010 and 2009, respectively, from the amortization of the Ipsen deferred revenue.
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
The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments were being recognized as collaboration revenue over the period of the Company’s performance obligation, which the Company estimated to be ten years. The $5,000 of cost reimbursements received in both December 2008 and December 2009 were being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. In March 2010, the Company reacquired full rights to the Company’s SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. Merck remains obligated to pay the Company the final $5,000 payment for research and development activities cost reimbursement due under the terms of the Merck Collaboration Agreement in December 2010 for which the Company has no further performance obligations. This $5,000 receivable is recorded in prepaid and other current assets as of September 30, 2010. In the first quarter of 2010, the Company recognized as collaboration revenue all of the remaining $49,856 unamortized revenue that was deferred as of December 31, 2009, as well as the final $5,000 research and development activities cost reimbursement. The Company recognized as collaboration revenue $1,410 and $4,228 for the three and nine months ended September 30, 2009, respectively, from the amortization of the Merck deferred revenue.

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
5. Subsequent Events
The Company has evaluated all events or transactions that occurred after September 30, 2010 up through the date the condensed financial statements were issued.
On November 1, 2010, the Company completed an underwritten public offering of 14,285,715 shares of its common stock at a price to the public of $2.80 per share. Net cash proceeds from the public offering were approximately $37,600, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company also granted the underwriter a 30-day option to purchase up to an additional 2,142,857 shares of common stock to cover over-allotments, if any.
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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs, including whether any future clinical trials we conduct will achieve similar results to clinical trials that we have successfully concluded;
•	the timing, scope and anticipated initiation and completion of any future clinical trials that we may conduct;
•	the timing of regulatory submissions and the timing, scope and anticipated outcome of related regulatory actions;
•	potential future licensing fees, milestone payments and royalty payments, including any milestone payments or royalty payments that we may receive under our collaborative arrangement with Ipsen Biopharm Limited, or Ipsen;
•	our ability to maintain our collaborative arrangement with Ipsen and to establish and maintain potential new collaborative arrangements for the development and commercialization of our product candidates;
•	our and our current and potential future collaborators’ ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our and our current and potential future collaborators’ ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;
•	our ability to generate additional product candidates for clinical testing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources.
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
Business Highlights
We are developing GTx-758, a selective estrogen receptor, or ER, alpha agonist for the treatment of advanced prostate cancer. As a selective ER alpha agonist, GTx-758 has the potential to achieve medical castration by feedback inhibition of the hypothalamic- pituitary-gonadal axis. Because of the mechanism of action of GTx-758, castration is expected to be achieved without concomitant bone loss or the development of hot flashes. In 2009, we evaluated GTx-758 in healthy male volunteers in two Phase I clinical trials. In a single ascending dose study in 96 subjects, GTx-758 was well tolerated and demonstrated a pharmacokinetic profile compatible with daily oral dosing. In a 10 day multiple ascending dose study in 50 subjects, GTx-758 was well tolerated and demonstrated the ability to reduce testosterone and to increase sex hormone binding globulin, or SHBG. In September 2010, we announced that in a Phase II, open label, pharmacokinetic/pharmacodynamic clinical trial in young healthy male volunteers, GTx-758 suppressed serum total testosterone to castrate levels, increased serum SHBG, and reduced serum free testosterone, the form of testosterone which is available to prostate cancer cells for growth. Medical castration (levels of serum total testosterone <50 ng/dL) was achieved in subjects receiving both the 1000 mg and 1500 mg treatment. The percentage of treatment compliant subjects receiving 1500 mg of GTx-758 who achieved medical castration was comparable to rates of castration observed with luteinizing hormone releasing hormone treatment, which, along with surgical bilateral orchiectomy, is current standard of care. GTx-758 was well tolerated and no serious adverse events were reported in the study. In 2011, we are planning to initiate an additional clinical trial evaluating GTx-758 for first line treatment in men with advanced prostate cancer.
Additionally, we are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to treat cancer cachexia (cancer induced muscle loss), chronic sarcopenia (age related muscle loss), and other musculoskeletal wasting or muscle loss conditions. In March 2010, we reacquired full rights to our SARM program, including OstarineTM, our lead SARM, following the termination by us and Merck & Co., Inc., or Merck, of our exclusive license and collaboration agreement for SARM compounds and related SARM products. We are currently preparing for an End of Phase II meeting with the U.S. Food and Drug Administration, or FDA, that we anticipate will occur later this year, to gain concurrence from the FDA on the proposed late stage clinical development of OstarineTM for the treatment of cancer cachexia in non-small cell lung cancer patients. Following the FDA’s input, we plan to continue our pursuit of a partnership or collaboration for the development and commercialization of SARMs, which includes OstarineTM for the treatment of cancer cachexia, and/or to initiate a pivotal clinical trial in 2011.
We are also developing toremifene 80 mg, a selective estrogen receptor modulator, or SERM, for the reduction of fractures and treatment of other estrogen deficiency side effects of androgen deprivation therapy, or ADT, in men with prostate cancer. In September 2006, we licensed to Ipsen Biopharm Limited, or Ipsen, exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein and the Commonwealth of Independent States, which we collectively refer to as the European Territory, to develop and commercialize toremifene in all indications that we have licensed from Orion Corporation, or Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States. In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the FDA. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter.

In March 2010, we amended our collaboration and license agreement with Ipsen primarily to expand our collaboration for the development and commercialization of toremifene 80 mg to reduce fractures in men with prostate cancer on ADT and to potentially fund a second pivotal Phase III clinical trial of toremifene 80 mg. In exchange for Ipsen’s commitment, subject to specified conditions, to fund a second Phase III clinical trial of toremifene 80 mg, we granted Ipsen certain additional rights, including an expansion of the territory in which Ipsen has the right to develop and commercialize toremifene beyond the European Territory to include Australia and certain countries in North Africa, the Middle East and Asia (excluding Japan), which we collectively refer to as the Ipsen Territory. In addition, Ipsen received the right to co-promote our toremifene 80 mg product candidate for the ADT indication in the United States or, at Ipsen’s election in lieu of co-promotion, the right to receive a double digit royalty on net sales of our toremifene 80 mg product candidate for the ADT indication in the United States, which declines as net sales increase beyond an established base. Additionally, Ipsen was released of the obligation to pay certain potential milestone payments totaling €18.0 million related to the European approval of toremifene 80 mg and pricing approvals and received a reduction in the royalty payable to us on aggregate net sales of our toremifene 80 mg product candidate for the ADT indication. Ipsen also received the right of first negotiation, subject to certain conditions, with respect to development, marketing, sale and distribution in the Ipsen Territory of GTx-758.
In April 2010, we submitted a proposed protocol to the FDA for a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to address in a single clinical trial the deficiencies identified by the FDA in the Complete Response Letter, which we refer to as the planned TREAT 2 trial. Based on our discussions with the FDA to date, we believe that we have finalized the protocol for the planned TREAT 2 trial. Under our amended agreement with Ipsen, Ipsen agreed to pay us up to €42.0 million in clinical development milestones related to a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. However, our amended agreement with Ipsen provides that if the projected third-party costs of such second pivotal Phase III clinical trial of toremifene 80 mg (our planned TREAT 2 trial) exceed €42.0 million by a certain amount, then we and Ipsen agreed to discuss whether to initiate such trial or to renegotiate the terms of the collaboration. The projected third-party costs of the planned TREAT 2 trial exceed the threshold in excess of €42.0 million established under our amended agreement with Ipsen, and Ipsen has not agreed to the initiation and funding of the planned TREAT 2 trial. We and Ipsen are in discussions with respect to whether to commence the planned TREAT 2 trial and, if so, the renegotiation of the terms of our collaboration, including in particular each party’s respective funding commitments related to the planned TREAT 2 trial. Although we continue to be engaged in discussions intended to resolve the matter, we cannot predict the outcome, including whether we will be able to initiate the planned TREAT 2 trial or, if it is initiated, what our respective funding commitments for the planned TREAT 2 trial would be. If we and Ipsen are able to renegotiate the terms of our collaboration and we and Ipsen agree to initiate the planned TREAT 2 trial as proposed, we expect to initiate the planned TREAT 2 trial in the first quarter of 2011.
In May 2010, we announced that toremifene 20 mg failed to meet the primary efficacy endpoint in a completed Phase III clinical trial evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, or high grade PIN. We are reviewing all of the data from the Phase III clinical trial to better understand the trial results and the ability of toremifene 20 mg to reduce cancer among high risk men, but we do not expect to conduct additional clinical trials evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade PIN or to submit a NDA to the FDA for this indication.
We market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women in the United States. The active pharmaceutical ingredient in FARESTON® is the same as in our toremifene 80 mg product candidate. In January 2005, we acquired from Orion the right to market FARESTON® tablets in the United States for the advanced metastatic breast cancer indication. We also acquired from Orion a license to toremifene for all indications in humans worldwide, except breast cancer outside of the United States.

Financial Highlights
Our net income for the nine months ended September 30, 2010 was $22.8 million. Our net income resulted from the recognition of the remaining $49.9 million of unamortized revenue from our exclusive license and collaboration agreement with Merck and the final payment from Merck of $5.0 million of cost reimbursement for research and development activities that will be received from Merck in December 2010. Our net income also included FARESTON® net product sales of $2.4 million for the nine months ended September 30, 2010.
At September 30, 2010, we had cash, cash equivalents and short-term investments of $19.7 million, compared to $49.0 million at December 31, 2009. On November 1, 2010, we completed an underwritten public offering of 14,285,715 shares of our common stock at a price to the public of $2.80 per share. Net cash proceeds from the public offering were approximately $37.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We also granted the underwriter a 30-day option to purchase up to an additional 2,142,857 shares of common stock to cover over-allotments, if any. We estimate that our cash, cash equivalent, and short-term investments as of September 30, 2010, together with the net proceeds of our public offering completed in November 2010, the final payment from Merck of $5.0 million of cost reimbursement, interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements through the first quarter of 2012. We have based this estimate on our current business plan and assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect and need additional funding sooner than currently anticipated.
We have financed our operations and internal growth primarily through public offerings and private placements of our common stock, as well as payments from our current and former collaborations. As a result of the recognition of $49.9 million in deferred revenue and the final payment from Merck of $5.0 million of cost reimbursement, we expect to report net income for the year ending December 31, 2010. However, while recognition of this revenue is expected to result in net income for 2010, we expect to incur significant operating losses in 2011 and for the foreseeable future, and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, if at all.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law in March of this year, but certain provisions applied retroactively as of January 1, 2010. The legislation, among other things: increased drug rebates under Medicaid; applied those rebates to Medicaid managed care enrollees for the first time; and expanded 340B discounted drug pricing to more categories of providers. In particular, as a result of the new legislation, minimum percentage Medicaid drug rebates on FARESTON® increased from 15.1% to 23.1% of our average manufacturer price. We do not expect these changes to have a significant impact on our results of operations for the year ending December 31, 2010.
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
We expect that research and development expenditures will increase in future periods due to:
•	the continued clinical development of GTx-758;

•	the continued clinical development of Ostarine™;

•	activities relating to our efforts to obtain regulatory approvals of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer, including potentially initiating the planned TREAT 2 trial; and

•	the continued preclinical development of other product candidates.
There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates
The following table identifies the development phase and status for each of our clinical product candidates:

	Product	Clinical
	Candidate/	Development
Program	Proposed Indication	Phase	Status

Selective ER alpha agonist	GTx-758 Treatment of advanced prostate cancer	Phase II	Phase II clinical trial results reported in September 2010; planning to initiate an additional clinical trial in 2011 for the first line treatment in men with advanced prostate cancer.

SARM	OstarineTM Treatment of cancer cachexia	Phase II	Phase II clinical trial completed in September 2008; End of Phase II meeting with the FDA anticipated to occur later in 2010.

	OstarineTM Treatment of chronic sarcopenia	Phase II	Phase II clinical trial completed in December 2006.

SERM	Toremifene 80 mg To reduce fractures in men with prostate cancer on ADT	Phase III

Received a Complete Response Letter from the FDA regarding the NDA in October 2009; planned TREAT 2 trial protocol finalized following FDA input and projected costs of the trial determined; discussions with Ipsen regarding the planned TREAT 2 trial ongoing.

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	Phase III

Clinical trial results reported in May 2010; toremifene 20 mg failed to meet the primary efficacy endpoint in the Phase III clinical trial; no additional clinical trials of toremifene 20 mg for this indication are expected.
Sales and Marketing
We market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women in the United States. In order to commercialize any future products, we must broaden our sales and marketing infrastructure or collaborate with third parties with sales and marketing experience and personnel. We have partnered with Ipsen to commercialize any of our toremifene product candidates in the Ipsen Territory that we continue to develop and that are approved for commercial sale. We are continuing to seek partners to market toremifene 80 mg in Japan and other markets outside of the United States and the Ipsen Territory.

General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. General and administrative costs include facility costs, insurance costs, professional fees for legal, accounting, public relations, and marketing services, and FARESTON® selling and distribution expenses. We expect our general and administrative expenses for fiscal year 2010 to be less than fiscal year 2009 since fiscal year 2009 general and administrative expenses included spending on sales and marketing, medical education and other supporting activities in anticipation of regulatory approval of our toremifene product candidates that we will not incur in 2010, as well as the December 2009 reduction in our workforce.
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

The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We use all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitor these factors for indications of appropriate revisions. We have estimated the performance obligation period to be ten years for the development of toremifene under our collaboration agreement with Ipsen which is based upon the current estimated development period for toremifene 80 mg. We estimated the performance obligation period to be ten years for our collaboration agreement with Merck. However, due to the termination of our license and collaboration agreement with Merck in March 2010, we recognized as collaboration revenue in the first quarter of 2010 all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million for cost reimbursement for research and development activities that we will receive from Merck in December 2010 as we have no further performance obligations.
We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 95% of our product sales of FARESTON® for the nine months ended September 30, 2010. Based on this information and other factors, we estimate an accrual for product returns. At September 30, 2010 and December 31, 2009, our accrual for product returns was $909,000 and $494,000, respectively. In the second quarter of 2010, we increased the price of FARESTON®. While we do not expect a material increase in the volume of product returns in future periods as a result of the price increase, the price increase resulted in an increase in the product returns accrual since certain product returns are accepted at or near the current sales price of FARESTON®.
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
Research and development expenses for the nine months ended September 30, 2010 included an impairment charge of $1.7 million related to unamortized portions of capitalized license fees paid to Orion and the University of Tennessee Research Foundation related to our toremifene 20 mg program.
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

Total share-based compensation expense for the three months ended September 30, 2010 was $1.1 million, of which $442,000 and $677,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2009 was $1.1 million, of which $413,000 and $715,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2010 was $3.9 million, of which $1.7 million and $2.2 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2009 was $3.3 million, of which $1.2 million and $2.1 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended September 30, 2010 and 2009 was share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $45,000 and $44,000, respectively, and $141,000 and $128,000 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the total compensation cost related to non-vested awards not yet recognized was approximately $11.7 million with a weighted average expense recognition period of 3.15 years.
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
Results of Operations
Three Months Ended September 30, 2010 and 2009
Revenues. Revenues for the three months ended September 30, 2010 were $1.3 million, as compared to $3.6 million for the same period of 2009. Revenues included net sales of FARESTON® marketed for the treatment of advanced metastatic breast cancer in postmenopausal women, collaboration revenue from Ipsen for the three months ended September 30, 2010 and collaboration revenue from Ipsen and Merck for the three months ended September 30, 2009. During the three months ended September 30, 2010 and 2009, FARESTON® net product sales were $960,000 and $719,000, respectively, while cost of product sales were $216,000 and $344,000, respectively. FARESTON® net product sales for the three months ended September 30, 2010 increased from the same period in the prior year due primarily to an increase in the sales price of FARESTON® taken during the second quarter of 2010 and, to a lesser extent, an increase in sales volume of 12%. Collaboration revenue was $336,000 for the three months ended September 30, 2010 and $2.9 million for the three months ended September 30, 2009. Collaboration revenue for the three months ended September 30, 2010 consisted solely of the amortization of deferred revenue from Ipsen. Collaboration revenue for the three months ended September 30, 2009 consisted of $1.5 million and $1.4 million from the amortization of deferred revenue from Ipsen and Merck, respectively. The collaboration revenue recognized from Ipsen for the three months ended September 30, 2010 decreased from the same period of the prior year as we extended the estimated development period to ten years due to our increased obligation period associated with the planned TREAT 2 trial.

Research and Development Expenses. Research and development expenses decreased 31% to $5.6 million for the three months ended September 30, 2010 from $8.1 million for the three months ended September 30, 2009. Research and development for past periods is not indicative of spending in future periods. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented.

	Product	Three Months
	Candidate/	Ended September 30,		Increase/
Program	Proposed Indication	2010	2009	(Decrease)
		(in thousands)

Selective ER alpha agonist	GTx-758 Treatment of advanced prostate cancer	$1,886	$3,112	$(1,226)

SARM	OstarineTM Treatment of cancer cachexia	563	—	563

SERM	Toremifene 80 mg To reduce fractures in men with prostate cancer on ADT	1,081	558	523

	Toremifene 20 mg Prevention of prostate cancer in high risk men with high grade PIN	502	1,249	(747)

Other research and development		1,561	3,204	(1,643)

Total research and
development expenses		$5,593	$8,123	$(2,530)

General and Administrative Expenses. General and administrative expenses decreased during the three months ended September 30, 2010 to $4.1 million from $8.0 million for the three months ended September 30, 2009. This decrease was primarily due to decreased personnel related expenses of $2.3 million resulting from the reduction in our workforce in December 2009, reduced marketing expenses of $986,000, and reduced medical affairs expenses of $220,000, in each case, as a result of our not receiving regulatory approval of our toremifene 80 mg product candidate.

Nine Months Ended September 30, 2010 and 2009
Revenues. Revenues for the nine month periods ended September 30, 2010 and 2009 were $58.8 million and $11.1 million, respectively, and included net sales of FARESTON® and collaboration revenue from Ipsen and Merck. FARESTON® net product sales were $2.4 million in both the first nine months of 2010 and 2009, and cost of product sales were $501,000 and $1.1 million, respectively. While FARESTON® net product sales for the nine months ended September 30, 2010 remained consistent with the same period in the prior year, there was an increase in sales volume of 10% and an increase in the sales price of FARESTON® during the second quarter of 2010. These increases were offset by an increase in the provision for product returns due to an increase in sales price and increases in governmental rebates. Cost of product sales decreased from the same period in the prior year due to a reduction in the royalty payable to Orion on our net sales of FARESTON®. Collaboration revenue was $56.5 million for the nine months ended September 30, 2010 and consisted of $1.6 million from Ipsen and $54.9 million from Merck. As a result of the termination of our license and collaboration agreement with Merck in March 2010, we recognized as collaboration revenue the remaining $49.9 million of unamortized deferred revenue in the first quarter of 2010, as well as the final payment of $5.0 million of cost reimbursement that will be received from Merck in December 2010. Collaboration revenue was $8.6 million for the nine months ended September 30, 2009 and consisted of $4.4 million and $4.2 million from the amortization of deferred revenue from Ipsen and Merck, respectively.
Research and Development Expenses. Research and development expenses decreased by 6% to $22.7 million for the nine months ended September 30, 2010 from $24.2 million for the nine months ended September 30, 2009. Research and development expenses for the nine months ended September 30, 2010 included an impairment charge of $1.7 million related to our toremifene 20 mg intangible assets. This amount is included in “Toremifene 20 mg” in the table below. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented.

	Product	Nine Months Ended
	Candidate/	September 30,		Increase/
Program	Proposed Indication	2010	2009	(Decrease)
		(in thousands)

Selective ER alpha agonist	GTx-758
	Treatment of advanced prostate cancer	$6,716	$7,592	$(876)

SARM	OstarineTM
	Treatment of cancer cachexia	2,048	538	1,510

SERM	Toremifene
	80 mg
	To reduce fractures in men with prostate cancer on ADT	3,301	1,748	1,553

	Toremifene
	20 mg
	Prevention of prostate cancer in high risk men with high grade PIN	4,952	4,841	111

Other research and development		5,703	9,462	(3,759)

Total research and
development expenses		$22,720	$24,181	$(1,461)

General and Administrative Expenses. General and administrative expenses decreased during the nine months ended September 30, 2010 to $12.9 million from $21.5 million for the nine months ended September 30, 2009. This decrease was primarily due to decreased personnel related expenses of $4.4 million resulting from the reduction in our workforce in December 2009, reduced marketing expenses of $2.7 million, and reduced medical affairs expenses of $595,000, in each case, as a result of our not receiving regulatory approval of our toremifene 80 mg product candidate.
Liquidity and Capital Resources
At September 30, 2010, we had cash, cash equivalents and short-term investments of $19.7 million, compared to $49.0 million at December 31, 2009. On November 1, 2010, we completed an underwritten public offering of 14,285,715 shares of our common stock at a price to the public of $2.80 per share. Net cash proceeds from the public offering were approximately $37.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We also granted the underwriter a 30-day option to purchase up to an additional 2,142,857 shares of common stock to cover over-allotments, if any.
Net cash used in operating activities was $29.2 million and $39.7 million for the nine months ended September 30, 2010 and 2009, respectively, and resulted primarily from funding our operations for the periods.
Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2010 and resulted from the maturities of short-term investments of $14.8 million, offset by the purchase of short-term investments of $8.1 million and the purchase of information technology equipment and research and development equipment of approximately $88,000. For the nine month period of 2009, net cash used in investing activities of $8.5 million was for the purchase of short-term investments, information technology equipment, software, and research and development equipment.
Net cash used in financing activities was $67,000 for nine months ended September 30, 2010 and was related to payments on capital lease and financed equipment obligations. For the nine months ended September 30, 2009, net cash provided by financing activities was $133,000 and was provided primarily from proceeds from the exercises of employee stock options.
We estimate that our cash, cash equivalent, and short-term investments as of September 30, 2010, together with the net proceeds of our public offering completed in November 2010, the final payment from Merck of $5.0 million of cost reimbursement, interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements through the first quarter of 2012. We have based this estimate on our current business plan and assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect and need additional funding sooner than currently anticipated.
Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:
•	matters related to our collaborative arrangement with Ipsen, including a determination as to whether we and Ipsen determine to conduct the planned TREAT 2 trial and, if so, the costs that we will be required to bear with respect to the trial and any other continued development, which costs are expected to be substantial;

•	the scope, rate of progress and cost of our, Ipsen’s and/or any potential future collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	potential future licensing fees, milestone payments and royalty payments, including the amount and timing of any milestone payments that we may receive under our collaborative arrangement with Ipsen, particularly with respect to any development milestone payments for our planned TREAT 2 trial, if the trial is initiated;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we, Ipsen, and/or any potential future collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments, and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaboration with Ipsen, we do not currently have any commitments for future external funding. In December 2009, we announced a reduction of approximately 26% of our workforce in order to reduce our operating expenses in connection with the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg and the associated delay in the potential regulatory approval of toremifene 80 mg. If we are unable to raise additional funds when we need them, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. The cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through collaboration and licensing arrangements, such as our arrangement with Ipsen, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our ability to gain FDA approval of toremifene 80 mg, the uncertainty regarding our ability to fully finance our currently-planned clinical trials, and/or current economic conditions, including the effects of the disruptions to and continuing volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to further delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and toremifene programs, conduct additional workforce or other expense reductions, or obtain funds through collaborations with others that are on unfavorable terms or that require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Financial Condition and Need for Additional Financing
We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*
We have a limited operating history. As of September 30, 2010, we had an accumulated deficit of $345.4 million. Due to the recognition of the remaining $49.9 million of unamortized revenue from our exclusive license and collaboration agreement with Merck and the final payment from Merck of $5.0 million for cost reimbursement for research and development activities that will be received from Merck in December 2010, we reported net income of $22.8 million for the nine months ended September 30, 2010. However, we have incurred losses in each year since our inception in 1997, including net losses of $46.3 million and $51.8 million in 2009 and 2008, respectively. Due to the termination of our collaboration with Merck & Co., Inc., or Merck, and the associated recognition in the first quarter of 2010 of $49.9 million in deferred revenue and the final payment to be received from Merck later in 2010 of $5.0 million of cost reimbursement for research and development activities, we expect to report net income for the year ending December 31, 2010. However, while recognition of this revenue is expected to result in net income for 2010, we expect to incur significant operating losses in 2011 and for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In October 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. As a result, FDA approval of toremifene 80 mg, if it occurs, will be substantially delayed. In addition, significant additional clinical development will be required in order to potentially obtain FDA approval of toremifene 80 mg, including a second pivotal Phase III clinical trial of toremifene 80 mg. We recently expanded our collaboration with Ipsen Biopharm Limited, or Ipsen, pursuant to which Ipsen committed, subject to certain conditions, up to €42.0 million to fund a second pivotal Phase III clinical trial of toremifene 80 mg. However, our amended agreement with Ipsen provides that if the projected third-party costs of such second pivotal Phase III clinical trial of toremifene 80 mg exceed €42.0 million by a certain amount, then we and Ipsen agreed to discuss whether to initiate such trial or to renegotiate the terms of the collaboration. We believe that we have finalized the protocol for a second pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to address in a single clinical trial the deficiencies identified by the FDA in the Complete Response Letter, which we refer to as the planned TREAT 2 trial. The projected third-party costs of the planned TREAT 2 trial exceed the threshold in excess of €42.0 million established under our agreement with Ipsen, and Ipsen has not agreed to the initiation and funding of the planned TREAT 2 trial. We and Ipsen are in discussions with respect to whether to commence the planned TREAT 2 trial and, if so, the renegotiation of the terms of our collaboration, including in particular each party’s respective funding commitments related to the planned TREAT 2 trial. Although we continue to be engaged in discussions intended to resolve the matter, we cannot predict the outcome, including whether we will be able to initiate the planned TREAT 2 trial or, if it is initiated, what our respective funding commitments for the planned TREAT 2 trial would be. If we and Ipsen determine to initiate the planned TREAT 2 trial as proposed, the portion of the costs of such trial that we would be required to fund could be substantial. Each of our other product candidates are in earlier-stage clinical development, and significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our other product candidates, including Ostarine™ and GTx-758, and to develop them into commercially viable products. Accordingly, we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, if at all.
Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our current and former collaborators, including Merck and Ipsen. In March 2010, we and Merck agreed to terminate our collaboration and, as a result, we will not receive any milestone payments or royalties for the development or sale of selective androgen receptor modulators, or SARMs, from Merck, although Merck remains obligated to make a final payment to us this year of $5.0 million for the reimbursement of SARM research and development costs. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the nine months ended September 30, 2010, we recognized $2.4 million in net revenues from the sale of FARESTON®. If we, Ipsen, and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.
We will need to raise substantial additional funding and may be unable to raise capital when needed, which would force us to further delay, reduce or eliminate our product development programs or commercialization efforts.*
We will need to raise substantial additional capital to:
•	fund our operations and conduct clinical trials;
•	continue our research and development; and
•	commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.

We estimate that our cash, cash equivalent, and short-term investments as of September 30, 2010, together with the net proceeds of our public offering completed in November 2010, the final payment from Merck of $5.0 million of cost reimbursement, interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements through the first quarter of 2012. We have based this estimate on our current business plan and assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect and need additional funding sooner than currently anticipated. Our future funding requirements will depend on many factors, including:
•	matters related to our collaborative arrangement with Ipsen, including a determination as to whether we and Ipsen determine to conduct the planned TREAT 2 trial and, if so, the costs that we will be required to bear with respect to the trial and any other continued development, which costs are expected to be substantial;

•	the scope, rate of progress and cost of our, Ipsen’s and/or any potential future collaborators’ clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	potential future licensing fees, milestone payments and royalty payments, including the amount and timing of any milestone payments that we may receive under our collaborative arrangement with Ipsen, particularly with respect to any development milestone payments for our planned TREAT 2 trial, if the trial is initiated;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we, Ipsen, and/or any potential future collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments, and revenues from the sale of FARESTON®. With the exception of payments that we may receive under our collaboration with Ipsen, we do not currently have any commitments for future external funding. In December 2009, we announced a reduction of approximately 26% of our workforce in order to reduce our operating expenses in connection with the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg and the associated delay in the potential regulatory approval of toremifene 80 mg. If we are unable to raise additional funds when we need them, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. The cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.
To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through collaboration and licensing arrangements, such as our arrangement with Ipsen, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our ability to gain FDA approval of toremifene 80 mg, the uncertainty regarding our ability to fully finance our currently-planned clinical trials, and/or current economic conditions, including the effects of the disruptions to and continuing volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to further delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and toremifene programs, conduct additional workforce or other expense reductions, or obtain funds through collaborations with others that are on unfavorable terms or that require us to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop on our own.

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
In clinical studies, the efficacy and/or safety results from the trial may be insufficient to support the submission or approval of a NDA with the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT, notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter, which deficiencies may only be addressed by conducting an additional pivotal Phase III clinical trial of toremifene 80 mg. In addition, in May 2010, we announced that toremifene 20 mg failed to meet its primary efficacy endpoint in our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, or high grade PIN. As a result, we do not expect to conduct any additional clinical development of toremifene 20 mg for the high grade PIN indication or to submit a NDA to the FDA for this indication.
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

If we, Ipsen, or any potential future collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we, Ipsen, or any potential future collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*
Although the results from our completed Phase III clinical trial for toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer showed that the drug was well tolerated and had a generally favorable safety profile, more subjects experienced a venous thromboembolic event, or VTE, such as a deep vein thrombosis, pulmonary embolism or heart attack, in the toremifene 80 mg treatment group, 17 (2.6%) compared to 7 (1.1%) in the placebo group. Even though the majority of VTEs recorded in the clinical trial occurred in men who were at high risk for a VTE (including: age greater than 80 years, history of VTEs, recent surgical procedure or immobilization) and data from the clinical trial showed that the number of men without any of these independent risk factors for VTEs in whom a VTE occurred during the clinical trial was 5 in the toremifene 80 mg treatment group versus 3 in the placebo group, the FDA will consider the overall safety profile from our clinical trials when making its determination whether to grant marketing approval and to require potential warnings in the label, if approval is granted.
We have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study (toremifene 80 mg and toremifene 20 mg), a bioequivalence study (toremifene 80 mg), a series of drug-drug interaction studies (toremifene 80 mg and toremifene 20 mg), and a semen quality study (toremifene 20 mg) to assess the effect of toremifene. The results of the Thorough QT study of 250 healthy male volunteers, with 5 parallel cohorts receiving 20 mg, 80 mg or 300 mg doses of toremifene, moxifloxacin, or placebo, showed that toremifene prolonged the QT interval in a dose dependent manner. The mean change in QTcB (a measurement of QT interval corrected by Bazett’s formula) from baseline relative to placebo for toremifene 20 mg was 5.79 milliseconds, for toremifene 80 mg, it was 22.43 milliseconds, and for moxifloxacin, it was 8.83 milliseconds. Since we market FARESTON® in the United States under a license agreement with Orion Corporation, or Orion, we notified the FDA of the Thorough QT study results and have proposed modifications to the FARESTON® label in the United States. FDA action on the proposed label changes is pending. Separately, Orion recommended label changes to the European Medicines Agency, or EMEA. In January 2009, the EMEA recommended that the FARESTON® label within the European Union reflect that toremifene should not be given to patients at risk of prolonged QT intervals or other certain heart problems. The results of these completed studies were included as a part of the NDA submission to the FDA for our toremifene 80 mg product candidate to reduce fractures in men with prostate cancer on ADT and will be included as part of any future NDA submission for our toremifene 80 mg product candidate we make to the FDA if we and Ipsen determine to conduct the planned TREAT 2 trial and the results of such trial are positive. In addition, the results of these completed studies will be used to update the label for FARESTON®. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved toremifene 80 mg product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.
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
GTx-758 is a new chemical entity that is highly selective for estrogen receptor alpha. The selectivity of GTx-758 for estrogen receptor alpha may result in a better safety profile than other non-selective estrogens. GTx-758 has been well tolerated in clinical trials conducted to date. However, increases in the incidence of thromboembolic events or elevations in hepatic enzymes, which are known risk factors associated with non-selective estrogenic therapies, will be monitored and may be observed in future clinical studies.

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
Risks Related to Our Dependence on Third Parties
We are dependent upon our collaborative arrangement with Ipsen to further develop and commercialize toremifene in Ipsen’s licensed territories. We may also be dependent upon additional collaborative arrangements to complete the development and commercialization of some of our other product candidates. These collaborative arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*
In September 2006, we entered into a collaboration agreement with Ipsen for the development and commercialization of toremifene, which collaboration was amended in March 2010 to, among other things, expand Ipsen’s licensed territory for the development and commercializing of toremifene product candidates. Pursuant to the collaboration agreement, as recently amended, Ipsen committed up to €42.0 million to fund a second pivotal Phase III clinical trial of toremifene 80 mg in exchange for certain additional rights we granted to Ipsen, including an expansion of its licensed territory, as well as a reduction in or, in some cases, an elimination of Ipsen’s potential future milestone and royalty obligations to us under our original agreement with Ipsen. However, our amended agreement with Ipsen provides that if the projected third-party costs of such second pivotal Phase III clinical trial of toremifene 80 mg (our planned TREAT 2 trial) exceed €42.0 million by a certain amount, then we and Ipsen agreed to discuss whether to initiate such trial or to renegotiate the terms of the collaboration. If we do not to initiate the trial, Ipsen would not be obligated to provide any additional funding for the development of toremifene 80 mg. The projected third-party costs of the planned TREAT 2 trial exceed the threshold in excess of €42.0 million established under our agreement with Ipsen, and Ipsen has not agreed to the initiation and funding of the planned TREAT 2 trial. We and Ipsen are in discussions with respect to whether to commence the planned TREAT 2 trial and, if so, the renegotiation of the terms of our collaboration, including in particular each party’s respective funding commitments related to the planned TREAT 2 trial. Although we continue to be engaged in discussions intended to resolve the matter, we cannot predict the outcome, including whether we will be able to initiate the planned TREAT 2 trial or, if it is initiated, what our respective funding commitments for the planned TREAT 2 trial would be. In the event we are unable to satisfactorily renegotiate the terms of our agreement with Ipsen, we or Ipsen may determine not to initiate the planned TREAT 2 trial, and Ipsen could elect to terminate our collaboration. The loss of Ipsen as a collaborator in the development or commercialization of toremifene, any disputes over the terms of our collaboration with Ipsen, or any other adverse developments in our relationship with Ipsen, including our inability to satisfactorily renegotiate the terms of our collaboration, could materially harm our business and would substantially increase our need for additional capital. For example, if we were to lose Ipsen as a collaborator, we may not be able to obtain sufficient additional funding to complete the development of toremifene 80 mg. In addition, Ipsen is obligated to initiate and conduct appropriate clinical studies as required by the appropriate regulatory authorities in order to obtain marketing approvals of toremifene in its licensed territory. Any failure on the part of Ipsen to initiate these studies could delay the commercialization of toremifene in its licensed territory. In addition, the receipt of the Complete Response Letter from the FDA in October 2009 has delayed Ipsen’s plans to seek marketing approval of toremifene 80 mg in its licensed territory. Moreover, if we and Ipsen (or either of us individually) determine that clinical development of toremifene 80 mg should be further delayed or discontinued, our potential future milestone payments and potential future revenues from the commercialization of toremifene 80 mg would be reduced or eliminated. In addition, we do not expect to conduct additional clinical development of toremifene 20 mg for the high grade PIN indication, and we therefore do not currently expect to receive any milestone payments or royalty payments from Ipsen associated with our toremifene 20 mg product candidate.

We may not be successful in entering into additional collaborative arrangements with other third parties, including as a result of any collaboration discussions we chose to pursue for Ostarine™ and GTx-758, and even if we do enter into collaborative arrangements with other parties, such arrangements may not be successful. If we fail to enter into additional collaborative arrangements on favorable terms, it could delay or impair our ability to develop and commercialize our other product candidates and could increase our costs of development and commercialization.
Dependence on collaborative arrangements, including our collaborative arrangement with Ipsen for the development and commercialization of toremifene subjects us to a number of risks, including:
•	we are not able to control the amount and timing of resources that Ipsen devotes to toremifene;
•	we may not be able to control the amount and timing of resources that our potential future collaborators may devote to our other product candidates;
•	Ipsen or any potential future collaborations may experience financial difficulties or changes in business focus;
•	we may be required to relinquish important rights such as marketing and distribution rights;
•	under certain circumstances, Ipsen may not be required to commercialize toremifene in its licensed territory if Ipsen determines that it is not commercially reasonable for it to do so;
•	pricing reimbursement constraints in Europe, which is part of Ipsen’s licensed territory, may diminish the prospects of our receiving royalty payments from Ipsen on aggregate net sales of toremifene if approved for commercial sale in some or all of the countries in Europe:
•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;
•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•	under certain circumstances, a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	collaborative arrangements are often terminated or allowed to expire, such as our former collaboration with Merck, which would delay the development and may increase the cost of developing our product candidates.
We may not realize the anticipated benefits from our collaborative arrangement with Ipsen, and may not receive the anticipated benefits from any future collaboration arrangements that we might establish.*
We may never receive any of the clinical development milestone payments for our planned TREAT 2 trial provided for under our collaboration agreement with Ipsen if our negotiations with Ipsen are not successful and we determine not to initiate the planned TREAT 2 trial or Ipsen otherwise determines to terminate our collaboration. In addition, we do not expect to conduct additional clinical development of toremifene 20 mg for the high grade PIN indication, and we therefore do not currently expect to receive any milestone payments or royalty payments from Ipsen associated with our toremifene 20 mg product candidate. Even if required regulatory approvals to market toremifene are obtained, it is possible that Ipsen will not successfully market and sell any toremifene products in which case we would not receive royalties to the extent that we currently anticipate. Furthermore, our royalty rates under our collaboration and license agreement with Ipsen are subject to a possible reduction if a generic version of toremifene achieves specified sales levels in a major country within its licensed territory. Ipsen also may be entitled to offset a portion of any royalties due to us if Ipsen licenses patent rights from a third party that would otherwise be infringed by Ipsen’s use, manufacture, sale or import of toremifene compounds. Moreover, we have agreed to grant Ipsen co-promotion rights in the United States with respect to toremifene 80 mg for the ADT indication or in lieu of such co-promotion rights, the option to receive double digit royalties on sales of toremifene 80 mg in the United States, which may, if toremifene 80 mg receives regulatory approval and is commercialized, reduce the amount of product revenue that we would have otherwise received had we commercialized toremifene 80 mg in the United States solely ourselves.

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
Ipsen may terminate our collaboration agreement for our uncured breach, upon our bankruptcy, with 12 months prior written notice for any reason and with 30 days prior written notice as a result of legitimate and documented safety concerns, or in the event that either the UTRF license for chemoprevention of prostate cancer or our license and supply agreement with Orion terminates early. If our agreement with Ipsen is terminated, the anticipated future benefits to us from this agreement would be eliminated and the development and commercialization of toremifene, including in Ipsen’s licensed territory, would be delayed and could be abandoned. In any such or similar events, we may not realize the anticipated benefits from our collaborative arrangement with Ipsen.
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
Orion may terminate its supply obligations at its election at any time as a result of our failure to obtain regulatory approval of one of our toremifene product candidates in the United States prior to December 31, 2009, although we have received no indication from Orion to date that it intends to do so. If Orion elects to terminate its obligation to manufacture and supply us and Ipsen with toremifene, any arrangements we make for an alternative supply would have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for toremifene. In addition, although Orion’s composition of matter patents have expired, and as such, neither we nor Ipsen would be prevented from manufacturing toremifene within the United States or European Territory, there is no obligation on the part of Orion to transfer its manufacturing technology to us or Ipsen or to assist us or Ipsen in developing manufacturing capabilities to meet our respective supply needs. We and Ipsen have mutually agreed to cooperate in the manufacture of toremifene in the event that Orion elects to terminate its obligation to manufacture and supply us and Ipsen with toremifene. Although we and Ipsen have agreed to cooperate with each other in the event either of our supply rights are terminated by Orion for any reason, a disruption in the supply of toremifene could delay the development of and impair our and Ipsen’s ability to commercialize toremifene. In addition, in the event of such a termination by Orion, Ipsen could elect to exercise its right to terminate our collaboration agreement on limited notice to us.

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
Historically, we have relied on third party vendors for the manufacture of Ostarine™ drug substance. However, Merck assumed primary manufacturing responsibilities for Ostarine™ under our exclusive license and collaboration agreement with Merck, which agreement was terminated in March 2010. In connection with the termination of the agreement with Merck, Merck agreed to return to us all remaining inventory of Ostarine™ drug substance. If this supply of Ostarine™ becomes unusable or if the contract manufacturers that we are currently utilizing to meet our supply needs for Ostarine™ or our other SARM product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a further delay in conducting any additional clinical trials of Ostarine™ or other SARM product candidates. In addition, we rely on third party contractors for the manufacture of GTx-758 drug substance. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue our relationship with Orion for toremifene, or to do so at an acceptable cost, or other suppliers fail to meet our requirements for GTx-758, or Ostarine™ or our other SARM product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
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
If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we, Ipsen and/or our potential future collaborators may develop may compete with other product candidates and products for access to manufacturing facilities. For example, the active pharmaceutical ingredient in our toremifene 80 mg product candidate is also the active pharmaceutical ingredient in FARESTON®. Further, Orion has agreed to supply toremifene tablets to Ipsen for clinical trials and commercial supply in its licensed territory. Orion also manufactures toremifene for third parties for sale outside the United States for the treatment of advanced metastatic breast cancer in postmenopausal women.
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
Risks Related to Our Intellectual Property
If we lose our licenses from the University of Tennessee Research Foundation, or UTRF, we may be unable to continue a substantial part of our business.*
We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. These license agreements may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If any of these agreements were terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, which may prevent us from continuing a substantial part of our business and may result in a serious adverse effect on our financial condition, results of operations and any prospects for growth. Additionally, the termination of our UTRF license for chemoprevention of prostate cancer could lead to a termination of our license and collaboration agreement with Ipsen, which would result in a loss of any potential milestone or royalty payments from Ipsen.
If some or all of our, or our licensors’, patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow or unenforceable claims, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates.*
Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensors own or control such valid and enforceable patents or trade secrets. Additionally, Ipsen’s ability to successfully market toremifene within a substantial portion of its licensed territory may depend on having marketing and data exclusivity from the appropriate regulatory authorities.
Our rights to certain patents and patent applications relating to SARM compounds that we have licensed from UTRF are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements.
Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. For example, the patent that we have licensed from Orion covering the composition of matter of toremifene has expired in the United States and abroad. As a result, we will need to rely primarily on the protection afforded by method of use patents relating to the use of toremifene for the relevant prescribed indications that have been issued or may be issued from our owned or licensed patent applications. Also, within its licensed territories, Ipsen may need to rely primarily on the protection afforded by marketing and data exclusivity for the toremifene products that may be sold within the respective territory. To date, many of our applications for method of use patents filed for toremifene outside of the United States are still pending and have not yielded issued patents. Loss of marketing and data exclusivity for any toremifene products that may be commercialized within the territories licensed to Ipsen could adversely affect Ipsen’s ability to successfully commercialize these products.

Our and our licensors’ ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.
Even if patents are issued to us or our licensors regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and FDA regulations and policies create a regulatory environment that encourages companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.
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
Off-label sale or use of third-party toremifene products could decrease sales of any toremifene product candidates that we continue to develop and that are approved for commercial sale, and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we and Ipsen may continue to develop toremifene.*
In all countries in which we hold or have licensed rights to patents or patent applications related to toremifene, the composition of matter patents we license from Orion have expired. As a result, we will need to rely primarily on the protection afforded by method of use patents. Our method of use patents may not protect toremifene from the risk of off-label sale or use of other toremifene products in place of any toremifene product candidates that we continue to develop and that are approved for commercial sale. Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA or its equivalent. Such off-label uses are common across medical specialties and are particularly prevalent for cancer treatments. Any off-label sales of other toremifene products may adversely affect our or Ipsen’s ability to generate revenue from the sale of any toremifene product candidates that we continue to develop and that are approved for commercial sale.
Even in the event that patents are issued from our pending method of use patent applications, competitors could market and sell toremifene products for uses for which FARESTON® has already been approved. Thus, physicians in such countries would be permitted to prescribe these other toremifene products for indications that are protected by our method of use patents or method of use patents issuing from pending patent applications, even though these other toremifene products would not have been approved for those uses, and in most cases, the physician would not be liable for contributing to the infringement of our patents or potential patents. Moreover, because Orion has licensed and could further license other parties to market, sell and distribute toremifene for breast cancer outside the United States, physicians in such countries could prescribe these products sold pursuant to another Orion license off-label. This further increases the risk of off-label competition developing for toremifene for the indications for which we and Ipsen may continue to develop this product candidate. In addition, if no patents are issued with respect to our pending method of use patent applications related to the use of toremifene in the countries outside of the United States where these applications are currently pending, we would not have as extensive patent coverage to prevent competitors from marketing and selling generic versions of toremifene at doses and in formulations equivalent to our toremifene product candidates for the indications covered by our pending method of use patent applications. Also, regulatory authorities may not recognize marketing and data exclusivity for toremifene in the territory we licensed to Ipsen under our collaboration for the treatment of prostate cancer and estrogen deficiency side effects resulting from ADT. If generic versions of toremifene are able to be sold in countries within the territory we licensed to Ipsen for the indications for which Ipsen could potentially market toremifene, the royalties to be paid to us by Ipsen will be reduced if the total generic sales exceed a certain threshold for a certain period of time.
Our license agreement with Orion excludes the use of toremifene in humans to treat breast cancer outside the United States and may limit our ability to market toremifene for human uses outside the United States.
Our exclusive license and supply agreement from Orion excludes the use of toremifene for the treatment of advanced metastatic breast cancer in postmenopausal women outside the United States. Orion has licensed to other parties the right to market, sell and distribute toremifene for the treatment of advanced breast cancer outside the United States and could license additional parties to market, sell and distribute toremifene for this indication outside the United States.
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
If we infringe intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize our product candidates.*
There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our drug discovery, development, and manufacture and process synthesis efforts. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensors, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.
As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•	be prohibited from selling or licensing any product that we, Ipsen and/or any potential future collaborators may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

•	be required to pay substantial royalties or other amounts, or grant a cross license to our patents to another patent holder; or

•	be required to redesign the formulation of a product candidate so that it does not infringe, which may not be possible or could require substantial funds and time.
In addition, under our collaboration and license agreement with Ipsen, Ipsen may be entitled to offset a portion of any royalties due to us in any calendar year on account of product sales to pay for costs incurred by Ipsen to obtain a license to any dominant intellectual property rights that are infringed by the products at issue.

Risks Related to Regulatory Approval of Our Product Candidates
If we, Ipsen, or any potential future collaborators are not able to obtain required regulatory approvals, we or such collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*
Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or any collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, if at all. In addition, we will not receive any clinical development milestone or royalty payments associated with our toremifene 80 mg product candidate if we and/or Ipsen determine to discontinue the development of toremifene 80 mg or, if such development continues, if Ipsen is unable to obtain the necessary regulatory approvals to commercialize toremifene 80 mg within its licensed territory. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter. As a result, FDA approval of toremifene 80 mg, if it occurs, will be substantially delayed. Additionally, if our planned TREAT 2 trial of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of ADT in men with prostate cancer is conducted, it could result in varying interpretations of the data obtained from the clinical trial which could delay, limit or prevent regulatory approval of the product candidate. Furthermore, even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development, including toremifene 80 mg, in the near future, if at all. Furthermore, it is not anticipated that Ipsen will receive the appropriate regulatory approvals to market toremifene within its licensed territory any sooner than we will achieve regulatory approval in the United States, and it likely will be thereafter. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us, Ipsen, or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” of our Annual Report on Form 10-K, filed with the SEC on March 15, 2010, for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.
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
We have conducted a number of studies of toremifene in addition to our clinical trials, including a Thorough QT study (toremifene 80 mg and toremifene 20 mg), a bioequivalence study (toremifene 80 mg), a series of drug-drug interaction studies (toremifene 80 mg and toremifene 20 mg), and a semen quality study (toremifene 20 mg) to assess the effect of toremifene. The results of the Thorough QT study of 250 healthy male volunteers, with 5 parallel cohorts receiving 20 mg, 80 mg or 300 mg doses of toremifene, moxifloxacin, or placebo, showed that toremifene prolonged the QT interval in a dose dependent manner. The mean change in QTcB (a measurement of QT interval corrected by Bazett’s formula) from baseline relative to placebo for toremifene 20 mg was 5.79 milliseconds, for toremifene 80 mg, it was 22.43 milliseconds, and for moxifloxacin, it was 8.83 milliseconds. Since we market FARESTON® in the United States under a license agreement with Orion, we notified the FDA of the Thorough QT study results and have proposed modifications to the FARESTON® label in the United States. FDA action on the proposed label changes is pending. Separately, Orion recommended label changes to the EMEA. In January 2009, the EMEA recommended that the FARESTON® label within the European Union reflect that toremifene should not be given to patients at risk of prolonged QT intervals or other certain heart problems. The results of these completed studies were included as a part of the NDA submission to the FDA for our toremifene 80 mg product candidate to reduce fractures in men with prostate cancer on ADT and will be included as part of any future NDA submission we make to the FDA for toremifene 80 mg if we and Ipsen determine to conduct the planned TREAT 2 trial and the results of such trial are positive. In addition, the results of these completed studies will be used to update the label for FARESTON®. The study results could lead to the inclusion of restrictions, limitations and/or warnings in the label of FARESTON® or an approved toremifene 80 mg product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed.

Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to continue to decline.*
FARESTON® is currently our only marketed product. FARESTON® is indicated for the treatment of advanced metastatic breast cancer in postmenopausal women. FARESTON® competes against tamoxifen, fulvestrant, and several aromatase inhibitors, including anastrozole, letrozole, and exemestane, for hormonal treatment of breast cancer. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as aromatase inhibitors have gained market share, and we believe this trend will continue. Further, the branded competitors have greater resources and generic competitors are preferred by insurers. Continued sales of FARESTON® also could be impacted by many other factors. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline more than we currently anticipate:
•	the loss of the availability of Orion’s website to market FARESTON®, which is an important source of advertising;

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 95% of our product sales of FARESTON® for the nine months ended September 30, 2010;

•	any restrictions, limitations, and/or warnings added to the FARESTON® label as a result of our studies of toremifene, including a Thorough QT study and drug interaction studies, or otherwise;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.
If we are unable to expand our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.*
We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products, and in any event have only limited company personnel to undertake such activities, and we therefore need to expand our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates. We may be unable to build our own sales and marketing capabilities and there are risks involved with entering into arrangements with third parties to perform these services, which could delay the commercialization of any of our product candidates if approved for commercial sale. For example, we would be relying on Ipsen to market and distribute our toremifene product candidates if their development continues and they are approved for commercial sale through Ipsen’s established sales and marketing network within its licensed territory. If our collaboration and license agreement with Ipsen is terminated for any reason, our ability to sell any of our toremifene product candidates that may be approved for commercial sale in Ipsen’s licensed territory would be adversely affected, and we may be unable to develop or engage an effective sales force to successfully market and sell such toremifene product candidates in Ipsen’s licensed territory. Currently, we do not have a partner outside of Ipsen’s licensed territory for our toremifene product candidates, and our success in regions other than Ipsen’s licensed territory may be dependent on our ability to find suitable partners in other regions of the world. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

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

Another development that could affect the pricing of drugs would be proposed congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including from countries where the drugs are sold at a lower price than in the United States. Provisions allowing for the direct reimportation of drugs under certain circumstances were not included in the 2010 health care reform legislation but could be revisited in the future. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we, Ipsen, or any potential future collaborators receive for any products that we, Ipsen, and/or any potential future collaborators may develop, negatively affecting our revenues and prospects for profitability.
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

If our competitors are better able to develop and market products than any products that we, Ipsen, and/or any potential future collaborators may develop, our commercial opportunity will be reduced or eliminated.*
We face competition from commercial pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we, Ipsen, and/or any potential future collaborators may develop. Competition could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate meaningful revenue and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.
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
We are developing GTx-758 for the treatment of advanced prostate cancer. Currently, there are several products approved to reduce testosterone levels in men with advanced prostate cancer that may compete with GTx-758 if approved for commercial sale, including those marketed by Abbott Laboratories (Lupron®), Sanofi-Aventis (Eligard®), AstraZeneca (Zoladex®), Ferring Pharmaceuticals (Firmagon®), Endo Pharmaceuticals (Vantas®) and Watson Pharmaceuticals (Trelstar®).
With respect to our SARM program, there are other SARM product candidates in development that may compete with our SARM product candidates if approved. Pfizer Inc., Eli Lilly & Co., and Amgen have myostatin inhibitors in development that may compete with Ostarine™ if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in a Phase I study. Moreover, there are other categories of drugs in development, including ghrelin receptor agonists and growth hormone secretagogues that may have some muscle activity. Other appetite stimulants such as megestrol acetate and dronabinol are also used off-label for cancer cachexia.
We are also developing toremifene 80 mg for the reduction of fractures and treatment of other estrogen deficiency side effects of ADT. Although there are no products that have been approved by the FDA to reduce fractures or treat estrogen deficiency related side effects of ADT, we are aware of a number of drugs, including drugs marketed by Eli Lilly & Co. (Evista®), Merck (Fosamax®), Sanofi-Aventis and Warner Chilcott (Actonel®), Pfizer Inc. (Effexor®), Boehringer Ingelheim (Catapres®), Novartis (Zometa®) and generic megestrol acetate, that are prescribed to treat single side effects of ADT; that external beam radiation and tamoxifen are used to treat breast pain and enlargement, or gynecomastia. ProliaTM (denosumab), a monoclonal antibody developed by Amgen, is approved in the United States, Europe and Australia for the treatment of osteoporosis in postmenopausal women and additionally in Europe for the treatment of bone loss associated with hormone ablation in men with prostate cancer at increased risk of fractures, and is under regulatory review for cancer specific indications including prostate cancer.
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
•	developments with respect to our collaboration with Ipsen, including the results of our negotiations with Ipsen with respect to the planned TREAT 2 trial, any changes to the terms of our collaboration, and any determination by Ipsen to terminate the collaboration;

•	adverse results or delays in our clinical trials;

•	our ability to enter into additional collaborative arrangements with respect to our product candidates;

•	the timing of achievement of, or failure to achieve, our, Ipsen’s and any potential future collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of FARESTON® or an approved toremifene product candidate;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	introductions or announcements of technological innovations or new products by us, Ipsen, potential future collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
As of November 1, 2010, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 66.4% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 46.0% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*
For the 12-month period ended September 30, 2010, the average daily trading volume of our common stock on the NASDAQ Global Market was 367,394 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of November 1, 2010, we had 50,719,187 shares of common stock outstanding.
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

GTx, Inc.
Date: November 9, 2010	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 9, 2010	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number		Description
3.1		Restated Certificate of Incorporation of GTx, Inc.(1)
3.2		Amended and Restated Bylaws of GTx, Inc.(2)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Specimen of Common Stock Certificate(3)
4.3		Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)
4.4		Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)
4.5		Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)
4.6		Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)
12.1	*	Statement of Computation of Deficiency of Earnings Available to Cover Fixed Charges
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)
32.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (5)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, as amended, and incorporated herein by reference.

(3)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.