Form 10-Q
period 2011-03-31
GTX INC /DE/
filed 2011-05-09
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50549
GTx, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	62-1715807 (I.R.S. Employer Identification No.)

175 Toyota Plaza
7th Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2011, 51,719,187 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,790	$58,181
Short-term investments	6,575	450
Accounts receivable, net	680	683
Inventory	164	171
Prepaid expenses and other current assets	1,666	875

Total current assets	51,875	60,360
Property and equipment, net	1,764	2,040
Intangible and other assets, net	223	1,850

Total assets	$53,862	$64,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$658	$848
Accrued expenses and other current liabilities	2,576	3,112
Deferred revenue — current portion	—	1,345

Total current liabilities	3,234	5,305
Deferred revenue, less current portion	—	6,721
Other long-term liabilities	246	497
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized; 51,719,187 shares issued and outstanding at March 31, 2011 and December 31, 2010	52	52
Additional paid-in capital	405,805	404,555
Accumulated deficit	(355,475)	(352,880)

Total stockholders’ equity	50,382	51,727

Total liabilities and stockholders’ equity	$53,862	$64,250

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Product sales, net	$1,229	$799
Collaboration revenue	8,066	55,778

Total revenues	9,295	56,577
Costs and expenses:
Cost of product sales	205	151
Research and development expenses	7,303	7,650
General and administrative expenses	4,684	4,509

Total costs and expenses	12,192	12,310

(Loss) income from operations	(2,897)	44,267
Other income, net	302	72

Net (loss) income	$(2,595)	$44,339

Net (loss) income per share:
Basic and diluted	$(0.05)	$1.22

Weighted average shares used in computing net (loss) income per share:
Basic and diluted	51,719,187	36,420,901

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,595)	$44,339
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	318	438
Share-based compensation	1,199	1,664
Directors’ deferred compensation	51	50
Deferred revenue amortization	(8,066)	(50,778)
Impairment of intangible asset	1,598	—
Foreign currency transaction (gain) loss	—	(61)
Changes in assets and liabilities:
Accounts receivable, net	3	(113)
Inventory	7	50
Prepaid expenses and other current assets	(788)	(5,790)
Accounts payable	(190)	(442)
Accrued expenses and other long term liabilities	(766)	398

Net cash used in operating activities	(9,229)	(10,245)

Cash flows from investing activities:
Purchase of property and equipment	(16)	(83)
Purchase of short-term investments, held to maturity	(6,125)	(3,959)
Proceeds from maturities of short-term investments, held to maturity	—	3,675

Net cash used in investing activities	(6,141)	(367)

Cash flows from financing activities:
Payments on capital lease and financed equipment obligations	(21)	(26)

Net cash used in financing activities	(21)	(26)

Net decrease in cash and cash equivalents	(15,391)	(10,638)
Cash and cash equivalents, beginning of period	58,181	40,219

Cash and cash equivalents, end of period	$42,790	$29,581

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
1. Business and Basis of Presentation
Business
GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways for the treatment of cancer, cancer supportive care, and other serious medical conditions.
The Company is developing selective androgen receptor modulators (“SARMs”), including OstarineTM (GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions including chronic sarcopenia (age related muscle loss). Additionally, the Company is developing CapesarisTM (GTx-758), a selective estrogen receptor alpha agonist, for first line treatment of advanced prostate cancer.
In December 2008, the Company submitted a New Drug Application (“NDA”) for toremifene 80 mg, a selective estrogen receptor modulator (“SERM”), to reduce fractures in men with prostate cancer on androgen deprivation therapy (“ADT”) to the U.S. Food and Drug Administration (“FDA”). In October 2009, the Company received a Complete Response Letter from the FDA regarding its NDA for toremifene 80 mg notifying the Company that the FDA would not approve the Company’s NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter, which deficiencies could only be addressed by conducting an additional pivotal Phase III clinical trial of toremifene 80 mg. In March 2011, the Company reacquired full rights to its toremifene program following the termination by the Company and Ipsen Biopharm Limited (“Ipsen”) of the collaboration and license agreement, which was entered into by the Company and Ipsen in September 2006 and amended in March 2010. During the second quarter of 2011, the Company decided to discontinue its toremifene 80 mg development program.
The Company markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women in the United States.
Basis of Presentation
The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue Recognition
The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At March 31, 2011 and December 31, 2010, the Company’s accrual for product returns was $869 and $802, respectively.
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s former collaboration and license agreements. Revenues from the Company’s prior collaboration and license agreements were recognized based on the performance requirements of the specific agreements. The Company analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. Revenues from milestone payments for which the Company had no continuing performance obligations were recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone was substantive and a culmination of the earnings process had occurred. Performance obligations typically consisted of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies. Due to the termination of the Company’s license and collaboration agreement with Ipsen in March 2011, the Company recognized collaboration revenue of $8,066 in the first quarter of 2011 as the Company has no further performance obligations. Additionally, the Company recognized collaboration revenue of $54,856 in the first quarter of 2010 due to the termination of the Company’s license and collaboration agreement with Merck & Co., Inc. (“Merck”) in March 2010. See Note 4, Collaboration and License Agreements, for further discussion. As of March 31, 2011, the Company had no ongoing collaborations for the development and commercialization of its product candidates.
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
At March 31, 2011 and December 31, 2010, short-term investments consisted of certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances are present, both internally and externally, that may indicate impairment of long-lived assets held for use. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. The cash flow estimates are based on management’s best estimates, using appropriate and customary assumptions and projections at the time.
Based upon the Company’s decision to discontinue toremifene 80 mg development and after analyzing future cash flows and estimates of fair market value from a market participant perspective, the Company determined that its toremifene 80 mg intangible asset was impaired and recorded an impairment charge of $1,598 during the three months ended March 31, 2011. The impaired intangible asset consisted of the unamortized portion of capitalized license fees paid to Orion Corporation (“Orion”) related to the Company’s toremifene 80 mg program. This license fee was paid under the amended and restated license and supply agreement for the Company’s exclusive license from Orion to develop and commercialize toremifene-based products.
The impairment charge was included in research and development expenses in the condensed statement of operations for the three months ended March 31, 2011.
Income Taxes
The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at March 31, 2011 and December 31, 2010, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Other Income, net
Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, foreign currency transaction gains and losses, and other non-operating income or expense.
Subsequent Events
The Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date the condensed financial statements were issued.
During the second quarter of 2011, the Company decided to discontinue its toremifene 80 mg development program. Based upon this decision, the Company determined that the intangible asset relating to the Company’s toremifene 80 mg program was impaired. This intangible asset consisted of the unamortized portion of capitalized license fees paid to Orion related to the Company’s toremifene 80 mg program. The Company considered this a recognizable subsequent event and, therefore, recorded an impairment charge of $1,598 for the three months ended March 31, 2011.
On May 6, 2011, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 60,000,000 shares to 120,000,000 shares. The foregoing amendment was approved by the Company’s stockholders at the Company’s 2011 Annual Meeting of Stockholders held on May 5, 2011.
There were no other material recognizable or nonrecognizable subsequent events during the period evaluated.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
2. Share-Based Compensation
Share-based payments include stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award. The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Research and development expenses	$509	$846
General and administrative expenses	741	868

Total share-based compensation	$1,250	$1,714

Share-based compensation expense recorded in the condensed statements of operations as general and administrative expense for the three months ended March 31, 2011 and 2010 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $51 and $50, respectively.
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
The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended
	March 31,
	2011	2010

Expected price volatility	65.0%	64.6%
Risk-free interest rate	2.5%	3.4%
Weighted average expected life in years	6.5 years	6.5 years

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2010	4,430,495	$10.91
Options granted	1,309,500	2.65
Options forfeited or expired	(20,965)	10.82

Options outstanding at March 31, 2011	5,719,030	9.02

3. Basic and Diluted Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to the dilutive potential of common stock consisting of stock options. Weighted average options outstanding to purchase shares of common stock of 5,729,635 and 4,559,646 for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculations of diluted net income (loss) per share as inclusion of the options would have had an anti-dilutive effect on the net income (loss) per share for the periods.
4. Collaboration and License Agreements
University of Tennessee Research Foundation License Agreements
The Company and the University of Tennessee Research Foundation (“UTRF”) have entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues.
Additionally, the Company and UTRF had entered into an amended and restated license agreement (the “SERM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including toremifene for chemoprevention of prostate cancer. In light of the Company’s decision to discontinue further clinical development of toremifene 20 mg, the Company exercised its right to terminate the SERM License Agreement with UTRF during the first quarter of 2011.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
In accordance with the terms of the Ipsen Collaboration Agreement, Ipsen paid the Company €23,000 as a license fee and expense reimbursement. In February 2008, the Company earned a milestone of €1,000 (approximately $1,482) with the achievement of the primary endpoint in the Company’s completed pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on ADT. This amount was recognized as collaboration revenue in the first quarter of 2008. Under the Ipsen Collaboration Agreement, the Company recorded deferred revenue of $29,330 related to the Ipsen upfront license fee and expense reimbursement which was being amortized into revenue on a straight-line basis over the estimated ten year development period for toremifene in the European Territory.
In March 2011, the Company reacquired full rights to its toremifene program following the termination by the Company and Ipsen of the collaboration and license agreement, as amended (the “Amended Ipsen Collaboration Agreement”). In exchange for reacquiring all of Ipsen’s rights under the Amended Ipsen Collaboration Agreement, the Company agreed to pay Ipsen a low single digit royalty on net sales of toremifene 80 mg in the United States if approved for commercial sale. During the three months ended March 31, 2011, the Company recognized as collaboration revenue all of the remaining $8,066 unamortized revenue that was deferred as of December 31, 2010. The Company recognized as collaboration revenue $922 for the three months ended March 31, 2010 from the amortization of the Ipsen deferred revenue.
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
Under the Merck Collaboration Agreement, the Company granted Merck an exclusive worldwide license under its SARM-related patents and know-how. The Company conducted preclinical research of SARM compounds and products, and Merck was primarily responsible under the terms of the agreement for conducting and funding development and commercialization of products developed under the Merck Collaboration Agreement. Merck paid the Company an upfront licensing fee of $40,000 and purchased approximately $30,000 of the Company’s common stock. In addition, Merck agreed to pay the Company $15,000 in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the Merck Collaboration Agreement. The Company received $5,000 from Merck in December 2008, 2009 and 2010 as the first, second and third annual payments of cost reimbursements for research and development activities.
The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments were being recognized as collaboration revenue over the period of the Company’s performance obligation, which the Company estimated to be ten years. The $5,000 of cost reimbursements received in both December 2008 and December 2009 were being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. In March 2010, the Company reacquired full rights to the Company’s SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. In the first quarter of 2010, the Company recognized as collaboration revenue all of the remaining $49,856 unamortized revenue that was deferred as of December 31, 2009, as well as the final $5,000 research and development activities cost reimbursement due under the terms of the Merck Collaboration Agreement in December 2010 for which the Company had no further performance obligation.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs, including whether any future clinical trials we conduct will achieve similar results to clinical trials that we have successfully concluded;
•	the timing, scope and anticipated initiation and completion of any future clinical trials that we may conduct;
•	the timing of regulatory submissions and the timing, scope and anticipated outcome of related regulatory actions;
•	our ability to establish and maintain potential new collaborative arrangements for the development and commercialization of our product candidates;
•	ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;
•	our ability to generate additional product candidates for clinical testing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.
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

Overview
Business Overview
We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules that selectively target hormone pathways for the treatment of cancer, cancer supportive care, and other serious medical conditions.
Business Highlights
We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer, and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). We have held End of Phase II meetings with the U.S. Food and Drug Administration, or FDA, to discuss our proposed Phase III clinical development of OstarineTM (GTx-024) for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer. Based upon feedback from the FDA, we expect to initiate two pivotal Phase III clinical trials for this indication in the third quarter of 2011. We also intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, which includes OstarineTM for the prevention and treatment of muscle wasting in patients with cancer, as well as other indications.
Additionally, we are developing CapesarisTM (GTx-758), a selective estrogen receptor, or ER, alpha agonist for first line treatment of advanced prostate cancer. In September 2010, we announced that in a Phase II, open label, pharmacokinetic and pharmacodynamic clinical trial in young healthy male volunteers, CapesarisTM suppressed serum total testosterone to castrate levels, increased serum sex hormone binding globulin, and reduced serum free testosterone, the form of testosterone which is available to prostate cancer cells for growth. CapesarisTM was well tolerated and no serious adverse events were reported in the study. We have met with the FDA and confirmed that the primary endpoint acceptable for approval for this indication is the maintenance of castrate levels of serum testosterone (less than 50ng/dL) from day 28 to day 364. In the second quarter of 2011, we plan to initiate a Phase IIb open label clinical trial evaluating CapesarisTM compared to Lupron Depot® (leuprolide acetate for depot suspension), a luteinizing hormone releasing hormone, or LHRH, agonist for first line treatment in men with advanced prostate cancer. We are also currently seeking a strategic partnership or collaboration for the development and commercialization of CapesarisTM for the treatment of advanced prostate cancer.
In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg, a selective estrogen receptor modulator, or SERM, to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, to the FDA. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies identified in the Complete Response Letter, which deficiencies could only be addressed by conducting an additional pivotal Phase III clinical trial of toremifene 80 mg. In March 2011, we reacquired full rights to our toremifene program following the termination by us and Ipsen Biopharm Limited, or Ipsen, of our collaboration and license agreement, which was entered into by us and Ipsen in September 2006 and amended in March 2010. We have evaluated the business case for toremifene 80 mg and concluded that we will discontinue our toremifene 80 mg development program. This decision was due to the expense and time required to conduct a second Phase III clinical trial, which the FDA has now confirmed must be conducted prior to the FDA considering toremifene 80 mg for marketing approval.
We market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women in the United States.

Financial Highlights
Our net loss for the three months ended March 31, 2011 was $2.6 million. Our net loss included the recognition of the remaining $8.1 million of deferred revenue due to the termination of our license and collaboration agreement with Ipsen and FARESTON® net product sales of $1.2 million. Additionally, research and development expenses for the three months ended March 31, 2011 included an impairment charge of $1.6 million related to our toremifene 80 mg intangible asset. We expect to incur significant operating losses in 2011 and for the foreseeable future as we continue our clinical development and research and development activities.
At March 31, 2011, we had cash, cash equivalents and short-term investments of $49.4 million, compared to $58.6 million at December 31, 2010. We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. We believe that our current cash resources, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to enable us to initiate in 2011 our planned pivotal Phase III clinical trials of OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer and to initiate and complete our planned Phase IIb clinical trial to evaluate CapesarisTM for first line treatment of advanced prostate cancer. To complete the two Phase III clinical trials we expect to initiate in 2011 for OstarineTM, we will need to obtain additional funding. Further, to conduct any additional clinical trials for our product candidates, we will need to obtain additional funding through partnerships and/or collaborations or the sale of our securities.
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
We expect our research and development expenses for fiscal year 2011 to increase from fiscal year 2010 and to be primarily focused on the following:
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

Product Candidates
The following table identifies the development phase and status for each of our clinical product candidates:

Clinical
Product Candidate/		Development
Proposed Indication	Program	Phase	Status

OstarineTM
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Plan to initiate two pivotal Phase III clinical trials in the third quarter of 2011 for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

CapesarisTM
First line treatment of advanced prostate cancer	Selective ER alpha agonist	Phase IIb	Plan to initiate a Phase IIb clinical trial in the second quarter of 2011 for first line treatment in men with advanced prostate cancer.
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
While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition
Our revenues consist of product sales of FARESTON® and revenues derived from our collaboration and license agreements.
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with our former collaboration and license agreements and was based on the performance requirements of the specific agreements. We analyzed our agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. Cost reimbursements for research activities were recognized as collaboration revenue if amounts were determinable and collection of the related receivable was reasonably assured. Revenues from milestone payments for which we had no continuing performance obligations were recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone was substantive and a culmination of the earnings process had occurred. Performance obligations typically consisted of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.
The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We used all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitored these factors for indications of appropriate revisions. We estimated the performance obligation period to be ten years for the development of toremifene under our former collaboration agreement with Ipsen. However, due to the termination of our license and collaboration with Ipsen in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million unamortized revenue that was deferred as of December 31, 2010 in the first quarter of 2011. Additionally, we recognized as collaboration revenue in the first quarter of 2010 all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million for cost reimbursement for research and development activities that we received from Merck & Co., Inc., or Merck, in December 2010 due to the termination of our license and collaboration agreement with Merck.
We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 94% of our product sales of FARESTON® for the three months ended March 31, 2011. Based on this information and other factors, we estimate an accrual for product returns. At March 31, 2011 and December 31, 2010, our accrual for product returns was $869,000 and $802,000, respectively.
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

Research and development expenses for the three months ended March 31, 2011 included an impairment charge of $1.6 million related to the unamortized portion of capitalized license fees paid to Orion Corporation related to our toremifene 80 mg program.
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
Total share-based compensation expense for the three months ended March 31, 2011 was $1.3 million, of which $509,000 and $741,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended March 31, 2010 was $1.7 million, of which $846,000 and $868,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended March 31, 2011 and 2010 was share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $51,000 and $50,000, respectively. At March 31, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $11.2 million with a weighted average expense recognition period of 3.4 years.
Results of Operations
Three Months Ended March 31, 2011 and 2010
Revenues. Revenues for the three months ended March 31, 2011 were $9.3 million, as compared to $56.6 million for the same period of 2010. Revenues included net sales of FARESTON® marketed for the treatment of advanced metastatic breast cancer in postmenopausal women and collaboration income from Ipsen and Merck. During the three months ended March 31, 2011 and 2010, FARESTON® net product sales were $1.2 million and $799,000, respectively, while cost of products sales were $205,000 and $151,000, respectively. FARESTON® net product sales for the three months ended March 31, 2011 increased from the same period in the prior year due primarily to an increase in the sales price of FARESTON®. Collaboration income was $8.1 million for the three months ended March 31, 2011, and $55.8 million for the three months ended March 31, 2010. As a result of the termination of our license and collaboration agreement with Ipsen in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million of unamortized revenue that was deferred as of December 31, 2010. Collaboration revenue for the three months ended March 31, 2010 was $55.8 million due to the termination of the license and collaboration agreement with Merck and the subsequent recognition of all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million of research and development activities cost reimbursement. Collaboration revenue for the three months ended March 31, 2010 also included approximately $922,000 from the amortization of deferred revenue from Ipsen.

Research and Development Expenses. Research and development expenses decreased 5% to $7.3 million for the three months ended March 31, 2011 from $7.7 million for the three months ended March 31, 2010. Research and development expenses for the three months ended March 31, 2011 included an impairment charge of $1.6 million related to our toremifene 80 mg intangible asset. This amount is included in “Other research and development” in the table below. The decrease in “Other research and development” during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to the completion of the toremifene 20 mg Phase III clinical trial in early 2010. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development expenses for past periods may not be indicative of future periods.

Product Candidate/		Three Months Ended		Increase/
Proposed Indication	Program	March 31,		Decrease
		2011	2010
		(in thousands)
OstarineTM
Prevention and treatment of muscle wasting in patients	SARM	$1,016	$960	$56
with non-small cell lung cancer

CapesarisTM
First line treatment of advanced prostate cancer	Selective ER alpha agonist	2,314	1,619	695

Other research and development		3,973	5,071	(1,098)

Total research and development expenses		$7,303	$7,650	$(347)

General and Administrative Expenses. General and administrative expenses increased during the three months ended March 31, 2011 to $4.7 million from $4.5 million for the three months ended March 31, 2010. This increase was primarily due to increased marketing expenses related to promotional efforts for FARESTON®.
Liquidity and Capital Resources
At March 31, 2011, we had cash, cash equivalents and short-term investments of $49.4 million, compared to $58.6 million at December 31, 2010. Net cash used in operating activities was $9.2 million and $10.2 million for the three months ended March 31, 2011 and 2010, respectively, and resulted primarily from funding our operations for the periods.
Net cash used in investing activities was $6.1 million and $367,000 for the three months ended March 31, 2011 and 2010, respectively. Net cash used in investing activities for the three months ended March 31, 2011 was primarily for the purchase of short-term investments of approximately $6.1 million. Net cash used in investing activities for the three months ended March 31, 2010 was primarily for the purchase of short-term investments of approximately $4.0 million and the purchase of information technology equipment and research and development equipment of approximately $83,000. This was reduced by the maturities of short-term investments of approximately $3.7 million.
Net cash used in financing activities was $21,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively, and was related to payments on capital lease and financed equipment obligations.

We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. We believe that our current cash resources, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to enable us to initiate in 2011 our planned pivotal Phase III clinical trials of OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer and to initiate and complete our planned Phase IIb clinical trial to evaluate CapesarisTM for first line treatment of advanced prostate cancer. To complete the two Phase III clinical trials we expect to initiate in 2011 for OstarineTM, we will need to obtain additional funding. Further, to conduct any additional clinical trials for our product candidates, we will need to obtain additional funding through partnerships and/or collaborations or the sale of our securities.
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

We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In December 2009, we announced a reduction of approximately 26% of our workforce in order to reduce our operating expenses in connection with the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg. If we are unable to raise additional funds when we need them, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our uncertain financial condition, the outcomes of our currently-planned clinical trials of OstarineTM and CapesarisTM and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011. In addition, the risks described under, and the captions entitled, “Off-label sale or use of third-party toremifene products could decrease sales of any toremifene product candidates that we continue to develop and that are approved for commercial sale, and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate or the indications for which we may continue to develop toremifene” and “Our license agreement with Orion excludes the use of toremifene in humans to treat breast cancer outside of the United States and may limit our ability to market toremifene for human uses outside the United States” included under Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011 have been removed.
Risks Related to Our Financial Condition and Need for Additional Financing
We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*
As of March 31, 2011, we had an accumulated deficit of $355.5 million. Due to the recognition of the remaining $49.9 million of unamortized revenue due to the termination of an exclusive license and collaboration agreement for our SARM program, we reported net income of $15.3 million for the year ended December 31, 2010. However, we have incurred losses in each prior year since our inception in 1997, including net losses of $46.3 million and $51.8 million in 2009 and 2008, respectively. Our net loss for the three months ended March 31, 2011 was $2.6 million. We expect to incur significant operating losses in 2011 and for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
In October 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. Following the termination of our collaboration agreement with Ipsen Biopharm Limited, or Ipsen, in March 2011 and based on the FDA’s decision to require that a second pivotal Phase III clinical trial be conducted prior to the FDA considering toremifene 80 mg for marketing approval, we have decided to discontinue our toremifene 80 mg development program. As we have previously decided to discontinue our toremifene 20 mg development program, we do not anticipate that we will receive any return on our investment in either of our toremifene 80 mg or toremifene 20 mg product candidates. Our current product candidates are in various stages of clinical development, and significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for them, including Ostarine™ (GTx-024) and CapesarisTM (GTx-758) and to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, and it is possible these products will never gain regulatory approval.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the three months ended March 31, 2011, we recognized $1.2 million in net revenues from the sale of FARESTON®. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.
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
We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. We believe that our current cash resources, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to enable us to initiate in 2011 our planned pivotal Phase III clinical trials of OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer and to initiate and complete our planned Phase IIb clinical trial to evaluate CapesarisTM for first line treatment of advanced prostate cancer. To complete the two Phase III clinical trials we expect to initiate in 2011 for OstarineTM, we will need to obtain additional funding. Further, to conduct any additional clinical trials for our product candidates, we will need to obtain substantial additional funding through partnerships and/or collaborations or the sale of our securities. Our future funding requirements will depend on many factors, including:
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

We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In December 2009, we announced a reduction of approximately 26% of our workforce in order to reduce our operating expenses in connection with the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg. If we are unable to raise additional funds when we need them, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.
To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our uncertain financial condition, the outcomes of our currently-planned clinical trials of OstarineTM and CapesarisTM and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.
Risks Related to Development of Product Candidates
We and any potential future collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*
Significant additional research and development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, we announced in May 2010 that toremifene 20 mg failed to meet its primary efficacy endpoint in our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, after we had incurred significant development costs. Even if the results of a clinical trial are positive, the efficacy and/or safety results from the trial may be insufficient to support the submission of a NDA to the FDA, or if submitted, the filing or approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT, notifying us that the FDA would not approve the NDA. We have since determined to discontinue our toremifene development program.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. We or any potential future collaborators may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential future collaborators’ ability to commercialize our product candidates, including:
•	regulators or institutional review boards may not authorize us or any potential future collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	preclinical or clinical trials may produce negative or inconclusive results, which may require us or any potential future collaborators to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	even if preclinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require us to conduct unanticipated additional clinical trials;

•	registration or enrollment in clinical trials may be slower than we currently anticipate, resulting in significant delays or study termination;

•	we or any potential future collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	our product candidates may not have the desired effects or may include undesirable side effects.
If any of these events were to occur and, as a result, we or any potential future collaborators have significant delays in or termination of clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would materially and adversely impact our business, financial condition and growth prospects.
If we or any potential future collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential future collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*
In our Phase II clinical trials for Ostarine™ for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes in a few patients in both the placebo and OstarineTM treated groups. Reductions in high-density lipoproteins have been observed in subjects treated with OstarineTM. In our preclinical studies for Ostarine™ in which high exposures to drug were achieved, we observed expected effects on the reproductive and other target organs in animals consistent with stimulation and inhibition of the androgen receptor which is located in these organs.
Capesaris™ is a new chemical entity that is selective for estrogen receptor alpha. Although Capesaris™ has been well tolerated in clinical trials to date, adverse effects may occur in future clinical studies. Increase in the incidence of thromboembolic events, a known risk factor associated with approved non-selective estrogenic therapies, and increases in hepatic enzymes, a known risk factor associated with orally administered estrogenic therapies, will be monitored and may be observed in future clinical studies. In our preclinical animal studies with Capesaris™ in which high exposures to drug were achieved, we observed expected effects on reproductive and other target organs in animals consistent with stimulation or inhibition of the estrogen receptors which are located in these organs.
If the incidence of serious or other adverse events related to our product candidates increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we or any potential future collaborators may conduct in the future or after any of our product candidates are approved and marketed:
•	we or any potential future collaborators may be required to conduct additional preclinical or clinical trials, make changes in the labeling of any such approved products, reformulate any such products, or implement changes to or obtain new approvals of our contractors’ manufacturing facilities;

•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.

Any of these events could prevent approval or harm sales of the affected product candidates or products, or could substantially increase the costs and expenses of commercializing and marketing any such products.
Risks Related to Our Dependence on Third Parties
If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter our development and any commercialization plans.*
Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all, including as a result of any collaboration discussions we pursue for Ostarine™ and CapesarisTM. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to raise substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.
Any collaborative arrangements that we establish in the future may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. In addition, any future collaboration arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*
We have in the past established and intend to continue to establish collaborations with third parties to develop and commercialize some of our current and future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2011, we and Ipsen mutually agreed to terminate our collaboration and, as a result, we will not receive any additional milestone payments from Ipsen on account of our collaboration with Ipsen. As of the date of this report, we have no ongoing collaborations for the development and commercialization of our product candidates. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates, and we may lack the capital and resources necessary to develop our product candidates alone.
Dependence on collaborative arrangements subjects us to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our potential future collaborators may devote to our product candidates;
•	potential future collaborations may experience financial difficulties or changes in business focus;
•	we may be required to relinquish important rights such as marketing and distribution rights;
•	should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;
•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•	under certain circumstances, a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	collaborative arrangements are often terminated or allowed to expire, which could delay the development and may increase the cost of developing our product candidates.

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
We have agreed to purchase from Orion our worldwide requirements of toremifene in a finished tablet form at specified prices under a license and supply agreement. Orion may terminate its supply obligations at its election at any time as a result of our failure to obtain regulatory approval of one of our toremifene product candidates in the United States prior to December 31, 2009. If Orion elects to terminate its obligation to manufacture and supply us with toremifene 60 mg tablets, any arrangements we make for an alternative supply would have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for toremifene. In addition, although Orion’s composition of matter patents have expired, and as such, we would not be prevented from manufacturing toremifene 60 mg tablets, there is no obligation on the part of Orion to transfer its manufacturing technology to us or to assist us in developing manufacturing capabilities to meet our supply needs. If our supply rights for 60 mg tablets are terminated by Orion for any reason, a disruption in the supply of toremifene 60 mg tablets could impair our ability to continue to commercialize FARESTON®.
We rely on third party vendors for the manufacture of Ostarine™ drug substance. If our supply of Ostarine™ becomes unusable or if the contract manufacturers that we are currently utilizing to meet our supply needs for Ostarine™ or our other future SARM product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of Ostarine™ or other future SARM product candidates. In addition, we rely on third party contractors for the manufacture of CapesarisTM drug substance. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue our relationship with Orion for toremifene, or to do so at an acceptable cost, or other suppliers fail to meet our requirements for CapesarisTM, or Ostarine™ or our other future SARM product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.*
Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us;

•	drug product supplies not meeting the requisite requirements for clinical trial use; and

•	the possible exercise by Orion of its right to terminate its obligation to supply us with toremifene 60 mg tablets, which it may do at its election at any time.
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
Risks Related to Our Intellectual Property
If we lose our license from the University of Tennessee Research Foundation, or UTRF, we may be unable to continue a substantial part of our business.*
We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. This license agreement may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If this agreement is terminated, then we may lose our rights to utilize the technology and intellectual property covered by that agreement to market, distribute and sell our licensed products, including OstarineTM, which may prevent us from continuing a substantial part of our business and may result in a serious adverse effect on our financial condition, results of operations and any prospects for growth.
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

Risks Related to Regulatory Approval of Our Product Candidates
If we or any potential future collaborators are not able to obtain required regulatory approvals, we or such collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*
Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or any potential future collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, if at all. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since determined to discontinue our toremifene 80 mg development program. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development, in the near future, if at all. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 8, 2011, for additional information regarding risks associated with marketing approval, as well as risks related to post-approval requirements.

Risks Related to Commercialization
The commercial success of any products that we and/or any potential future collaborators may develop will depend upon the market and the degree of market acceptance among physicians, patients, health care payors and the medical community.*
Any products that we and/or any potential future collaborators may develop may not gain market acceptance among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to decline.*
FARESTON®is currently our only marketed product. FARESTON®is indicated for the treatment of advanced metastatic breast cancer in postmenopausal women. FARESTON® competes against tamoxifen, fulvestrant, and several aromatase inhibitors, including anastrozole, letrozole, and exemestane, for hormonal treatment of breast cancer. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as competitors have gained market share, and we believe this trend will continue. Further, the branded competitors have greater resources and generic competitors are preferred by insurers. Continued sales of FARESTON®also could be impacted by many other factors, including the boxed warning added to the label of FARESTON® in March 2011 to highlight that FARESTON® has been shown to prolong the QTc interval in a dose- and concentration-related manner and that prolongation of the QTc interval can result in a type of ventricular tachycardia called Torsades de pointes, which may result in syncope, or temporary loss of consciousness, seizure, and or death. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline:
•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 94% of our product sales of FARESTON® for the three months ended March 31, 2011;

•	any further restrictions, limitations, and/or warnings added to the FARESTON® label;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer;

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®; and

•	the loss of the availability of our website to market FARESTON®, which is an important source of advertising.
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
In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D as established in 2003. However, the newly-enacted legislation also implements cost containment measures that could adversely affect our revenues. These measures include increased drug rebates under Medicaid starting in 2010 for brand name prescription drugs, such as FARESTON®, and extension of these rebates to Medicaid managed care, each of which have reduced the amount of net reimbursement received for FARESTON® and would reduce the amount of net reimbursement for any other products that we and/or any potential future collaborators may develop and sell. The legislation also extended 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers, which has reduced the amount of reimbursement received for drugs purchased by these new 340B-covered entities.
Additional provisions of the health care reform legislation may negatively affect our revenues and prospects for profitability in the future. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, starting in September 2011, we will be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, made in the preceding year if such sales exceed a defined threshold. As part of the health care reform legislation’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), as of January 1, 2011, we are required to provide a 50% discount on brand name prescription drugs, including FARESTON®, sold to beneficiaries who fall within the donut hole.

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
With respect to our SARM program, there are other SARM product candidates in development that may compete with our SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc., GlaxoSmithKline, and Merck & Co., Inc. Pfizer Inc., Eli Lilly & Co., and Amgen have myostatin inhibitors in development that may compete with Ostarine™ if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis). Moreover, there are other categories of drugs in development, including ghrelin receptor agonists and growth hormone secretagogues that may have some muscle building activity. Other appetite stimulants such as megestrol acetate and dronabinol are also used off-label for weight loss and loss of appetite in patients with cancer.
We are developing CapesarisTM for first line treatment of advanced prostate cancer. Currently, there are several products approved to reduce testosterone levels in men with advanced prostate cancer that may compete with CapesarisTM if approved for commercial sale, including those marketed by Abbott Laboratories (Lupron Depot®), Sanofi-Aventis (Eligard®), AstraZeneca (Zoladex®), Ferring Pharmaceuticals (Firmagon®), Endo Pharmaceuticals (Vantas®) and Watson Pharmaceuticals (Trelstar®).
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
•	delays in the initiation or completion of our currently-planned clinical trials of Ostarine™ and CapesarisTM, or adverse results in any of our initiated clinical trials;

•	our ability to enter into new collaborative arrangements with respect to our product candidates;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

•	the timing of achievement of, or failure to achieve, our and any potential future collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates, or delays in or adverse events during the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;

•	changes to the label for FARESTON® that further restrict how we market and sell FARESTON®;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	introductions or announcements of technological innovations or new products by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
The stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The financial markets continue to face significant uncertainty, resulting in a decline in investor confidence and concerns about the proper functioning of the securities markets, which decline in general investor confidence has resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may adversely affect the trading price of our common stock.
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
Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
As of March 31, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 70.1% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 45.1% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*
For the 12-month period ended March 31, 2011, the average daily trading volume of our common stock on the NASDAQ Global Market was 191,055 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2011, we had 51,719,187 shares of common stock outstanding.
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

ITEM 5.	OTHER INFORMATION
On March 11, 2011, we notified the University of Tennessee Research Foundation, or UTRF, of our election to terminate that certain Amended and Restated License Agreement, dated September 24, 2007, as amended, between us and UTRF, or the SERM License Agreement, which such termination will be effective on June 11, 2011 or such earlier date that we and UTRF may agree. Under the SERM License Agreement, we were granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including toremifene for chemoprevention of prostate cancer as well as future related SERM technologies that may be developed by certain scientists at the University of Tennessee. Under the SERM License Agreement, we were obligated to pay UTRF annual license maintenance fees, low single digit royalties on net sales of any products and mid single-digit royalties on any sublicense revenues. The termination of the SERM License Agreement will not affect our existing license agreement with UTRF related to SARM technologies.

ITEM 6.	EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: May 9, 2011	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: May 9, 2011	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number		Description
3.1		Restated Certificate of Incorporation of GTx, Inc.(1)
3.2		Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.(2)
3.3		Amended and Restated Bylaws of GTx, Inc.(3)
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2		Specimen of Common Stock Certificate(4)
4.3		Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(4)
4.4		Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(4)
4.5		Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(5)
4.6		Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(5)
10.29	*	2011 Compensation Information for Registrant’s Executive Officers
10.50	*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 18, 2011
10.57		Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC(6)
10.58	*	Letter Agreement, dated February 25, 2011, between the Registrant and Ipsen Biopharm Limited
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)
32.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(6)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 8, 2011, and incorporated herein by reference.

(7)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.