Form 10-Q
period 2011-06-30
GTX INC /DE/
filed 2011-08-09
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2011, 62,759,411 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3

Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	38

EX-10.59
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,421	$58,181
Short-term investments	8,535	450
Accounts receivable, net	904	683
Inventory	143	171
Prepaid expenses and other current assets	1,077	875

Total current assets	93,080	60,360
Property and equipment, net	1,526	2,040
Intangible and other assets, net	221	1,850

Total assets	$94,827	$64,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,139	$848
Accrued expenses and other current liabilities	3,765	3,112
Deferred revenue — current portion	—	1,345

Total current liabilities	4,904	5,305
Deferred revenue, less current portion	—	6,721
Other long-term liabilities	217	497
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 and 60,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 62,756,411 and 51,719,187 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	63	52
Additional paid-in capital	455,791	404,555
Accumulated deficit	(366,148)	(352,880)

Total stockholders’ equity	89,706	51,727

Total liabilities and stockholders’ equity	$94,827	$64,250

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Product sales, net	$1,645	$599	$2,874	$1,398
Collaboration revenue	—	336	8,066	56,114

Total revenues	1,645	935	10,940	57,512
Costs and expenses:
Cost of product sales	264	134	469	285
Research and development expenses	7,591	9,477	14,894	17,127
General and administrative expenses	4,470	4,325	9,154	8,834

Total costs and expenses	12,325	13,936	24,517	26,246

(Loss) income from operations	(10,680)	(13,001)	(13,577)	31,266
Other income, net	7	60	309	132

Net (loss) income	$(10,673)	$(12,941)	$(13,268)	$31,398

Net (loss) income per share:
Basic and diluted	$(0.21)	$(0.36)	$(0.26)	$0.86

Weighted average shares used in computing net (loss) income per share:
Basic and diluted	51,968,667	36,420,901	51,844,616	36,420,901

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(13,268)	$31,398
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	586	849
Share-based compensation	2,097	2,697
Directors’ deferred compensation	96	96
Deferred revenue amortization	(8,066)	(51,114)
Impairment of intangible assets	1,598	1,687
Changes in assets and liabilities:
Accounts receivable, net	(221)	37
Inventory	28	(8)
Prepaid expenses and other assets	(203)	(5,217)
Accounts payable	291	(417)
Accrued expenses and other liabilities	415	(557)

Net cash used in operating activities	(16,647)	(20,549)

Cash flows from investing activities:
Purchase of property and equipment	(40)	(85)
Purchase of short-term investments, held to maturity	(8,085)	(6,939)
Proceeds from maturities of short-term investments, held to maturity	—	7,390

Net cash (used in) provided by investing activities	(8,125)	366

Cash flows from financing activities:
Proceeds from issuance of common stock	49,012	—
Payments on capital lease and financed equipment obligations	(42)	(46)
Proceeds from exercise of employee stock options	42	—

Net cash provided by (used in) financing activities	49,012	(46)

Net increase (decrease) in cash and cash equivalents	24,240	(20,229)
Cash and cash equivalents, beginning of period	58,181	40,219

Cash and cash equivalents, end of period	$82,421	$19,990

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
The Company is developing selective androgen receptor modulators (“SARMs”), including OstarineTM (GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). The Company plans to initiate two pivotal Phase III clinical trials evaluating OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer in the third quarter of 2011.
Additionally, the Company is developing CapesarisTM (GTx-758), an oral nonsteriodal selective estrogen receptor alpha agonist. The Company is developing CapesarisTM for first line and second line hormonal treatment of advanced prostate cancer. For first line hormonal therapy, the Company initiated in June 2011, a Phase IIb open label clinical trial to determine the dose of CapesarisTM required to maintain medical castration in 156 men with advanced prostate cancer. The Company also plans to initiate this year a Phase II open label clinical trial in 104 men to determine the loading dose of CapesarisTM required to achieve medical castration in 90% of men with advanced prostate cancer by day 28. For second line hormonal therapy, the Company plans to initiate this year a Phase II clinical trial evaluating CapesarisTM in men on androgen deprivation therapy (“ADT”) that have developed castration resistant prostate cancer.
The Company markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. The Company previously determined to discontinue its toremifene 80 mg and toremifene 20 mg development programs.
Basis of Presentation
The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue Recognition
The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At June 30, 2011 and December 31, 2010, the Company’s accrual for product returns was $998 and $802, respectively.
Collaboration revenue consists of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s former collaboration and license agreements. Revenues from the Company’s prior collaboration and license agreements were recognized based on the performance requirements of the specific agreements. The Company analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. Revenues from milestone payments for which the Company had no continuing performance obligations were recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone was substantive and a culmination of the earnings process had occurred. Due to the termination of the Company’s license and collaboration agreement with Ipsen Biopharm Limited (“Ipsen”) in March 2011, the Company recognized collaboration revenue of $8,066 in the first quarter of 2011 as the Company has no further performance obligations.
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
At June 30, 2011 and December 31, 2010, short-term investments consisted of certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.
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
The impairment charge was included in research and development expenses in the condensed statement of operations for the six months ended June 30, 2011.
Income Taxes
The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at June 30, 2011 and December 31, 2010, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Other Income, net
Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, foreign currency transaction gains and losses, and other non-operating income or expense.
Reduction in Force
In June 2011, the Company implemented a reduction in its workforce in connection with its decision to discontinue development and commercialization of its toremifene 80 mg and toremifene 20 mg product candidates. The reduction in force was effective immediately and represented approximately 15% of the Company’s total workforce, including three non-executive officers of the Company. As a result of the workforce reduction, the Company incurred severance related cash expenses of approximately $681, of which $633 was included in general and administrative expenses and $48 was included in research and development expenses for the three and six months ended June 30, 2011. As of June 30, 2011, $283 of these expenses were recorded in accrued expenses and other current liabilities and were paid during the third quarter of 2011. Additionally, the Company incurred a one-time, non-cash share-based compensation charge of $481 related to the amendment of certain stock option provisions for the affected non-executive officers, which was included in general and administrative expenses for the three and six months ended June 30, 2011. This charge was offset by the reversal of $704 of previously recognized share-based compensation expense for non-vested stock options that were cancelled in conjunction with the total workforce reduction. Of this amount, $646 was included in general and administrative expenses and $58 was included in research and development expenses for the three and six months ended June 30, 2011.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Subsequent Events
The Company has evaluated all events or transactions that occurred after June 30, 2011 up through the date the condensed financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.
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
The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development expenses	$398	$454	$907	$1,300
General and administrative expenses	545	625	1,286	1,493

Total share-based compensation	$943	$1,079	$2,193	$2,793

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2011 and 2010 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $45 and $46, respectively. Share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $96 was included in share-based compensation expense recorded as general and administrative expenses for both the six months ended June 30, 2011 and 2010. Additionally, as part of the June 2011 workforce reduction, the Company modified certain stock options of three terminated non-executive officers to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of their vested stock options. As a result of these modifications, the Company incurred a one-time share-based compensation charge of $481, which was included in general and administrative expenses for the three and six months ended June 30, 2011. This charge was offset by the reversal of $704 of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the total workforce reduction. Of this amount, $646 was included in general and administrative expenses and $58 was included in research and development expenses for the three and six months ended June 30, 2011.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected price volatility	64.3%	64.2%	64.9%	64.6%
Risk-free interest rate	2.6%	3.3%	2.5%	3.4%
Weighted average expected life in years	6.0 years	6.0 years	6.5 years	6.5 years
The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted Average
		Exercise Price Per
	Number of Shares	Share
Options outstanding at December 31, 2010	4,430,495	$10.91
Options granted	1,392,500	2.81
Options forfeited or expired	(659,496)	8.44
Options exercised	(10,000)	4.20

Options outstanding at June 30, 2011	5,153,499	9.06

3. Basic and Diluted Net (Loss) Income Per Share
Basic and diluted net (loss) income per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share also gives effect to the dilutive potential of common stock consisting of stock options.
Weighted average options outstanding to purchase shares of common stock of 5,530,288 and 4,536,821 for the three months ended June 30, 2011 and 2010, respectively, and 5,629,411 and 4,526,796 for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculations of diluted net (loss) income per share as inclusion of the options would have had an anti-dilutive effect on the net (loss) income per share for the periods.
4. Common Stock
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
On June 28, 2011, the Company completed an underwritten public offering of 10,000,000 shares of its common stock at a price to the public of $4.75 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The underwriters exercised this option and purchased an additional 1,023,000 shares of the Company’s common stock on June 28, 2011 at a price of $4.75 per share. Net cash proceeds from the public offering were approximately $49,000 after deducting the underwriting discount and offering expenses.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
5. Collaboration and License Agreements
University of Tennessee Research Foundation License Agreements
The Company and the University of Tennessee Research Foundation (“UTRF”) have entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, and certain improvements thereto, and exclusive rights to certain future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues.
Additionally, the Company and UTRF previously entered into an amended and restated license agreement (the “SERM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including toremifene for chemoprevention of prostate cancer. In light of the Company’s decision to discontinue further clinical development of toremifene 20 mg, the Company exercised its right to terminate the SERM License Agreement with UTRF during the first quarter of 2011.
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
In March 2011, the Company reacquired full rights to its toremifene program following the termination by the Company and Ipsen of the collaboration and license agreement, as amended (the “Amended Ipsen Collaboration Agreement”). During the first quarter of 2011, the Company recognized as collaboration revenue all of the remaining $8,066 unamortized revenue that was deferred as of December 31, 2010. This amount is included in collaboration revenue in the condensed statement of operations for the six months ended June 30, 2011. The Company recognized as collaboration revenue $336 and $1,258 for the three months and six months ended June 30, 2010, respectively, from the amortization of the Ipsen deferred revenue.
Merck & Co., Inc. Collaboration and License Agreement
In December 2007, GTx and Merck & Co., Inc. (“Merck”) entered into a global exclusive license and collaboration agreement (the “Merck Collaboration Agreement”) governing the Company’s and Merck’s joint research, development and commercialization of SARM compounds and related SARM products for all potential indications of interest. In March 2010, the Company reacquired full rights to its SARM program, including OstarineTM, following the termination by the Company and Merck of the Merck Collaboration Agreement.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Under the Merck Collaboration Agreement, the Company granted Merck an exclusive worldwide license under its SARM-related patents and know-how. The Company conducted preclinical research of SARM compounds and products, and Merck was primarily responsible under the terms of the agreement for conducting and funding development and commercialization of products developed under the Merck Collaboration Agreement. Merck paid the Company an upfront licensing fee of $40,000 and purchased approximately $30,000 of the Company’s common stock. In addition, Merck paid the Company $15,000 in cost reimbursements for research and development activities in equal annual installments over a three year period.
The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments were being recognized as collaboration revenue over the period of the Company’s performance obligation, which the Company estimated to be ten years. The $5,000 of cost reimbursements received in both December 2008 and December 2009 were being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. In March 2010, the Company reacquired full rights to the Company’s SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. In the first quarter of 2010, the Company recognized as collaboration revenue all of the remaining $49,856 unamortized revenue that was deferred as of December 31, 2009, as well as the final $5,000 research and development activities cost reimbursement due under the terms of the Merck Collaboration Agreement in December 2010 for which the Company had no further performance obligation. These amounts are included in collaboration revenue in the condensed statement of operations for the six months ended June 30, 2010.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•
the anticipated progress of our research, development and clinical programs, including whether our ongoing and planned clinical trials will achieve similar results to clinical trials that we have previously concluded;

•	the timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we may conduct;
•	the timing of regulatory submissions and the timing, scope and anticipated outcome of related regulatory actions;
•	our ability to establish and maintain potential new collaborative arrangements for the development and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;
•	our ability to generate additional product candidates for clinical testing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.
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
Business Highlights
We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer, and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). Our current SARM product candidate, OstarineTM (GTx-024), has to date been evaluated in eight clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies.
We have concluded End of Phase II meetings with the U.S. Food and Drug Administration, or FDA, regarding our planned Phase III clinical development of OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer, or NSCLC. Based upon feedback from the FDA, we plan to initiate the POWER1 and POWER2 (Prevention and treatment Of muscle Wasting in cancER) pivotal Phase III clinical trials evaluating OstarineTM in this indication in the third quarter of 2011. Each of the placebo-controlled, double-blind pivotal Phase III clinical trials is designed to enroll 300 patients with Stage III or IV NSCLC who are initiating first line chemotherapy. Subjects will be randomized to either placebo or OstarineTM 3 mg. Each of the planned clinical trials will evaluate as co-primary endpoints the effect of OstarineTM on total lean body mass (muscle) assessed by dual x-ray absorptiometry and on physical function assessed by the Stair Climb Test at three months. Durability of effect will be assessed at five months as a secondary endpoint in each of the planned clinical trials. We intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, including OstarineTM.
We are also developing CapesarisTM (GTx-758), an oral nonsteroidal selective estrogen receptor, or ER, alpha agonist. We are initially developing CapesarisTM for first line hormonal treatment of advanced prostate cancer. In 2009, we completed two Phase I clinical trials, a single ascending dose clinical trial and a multiple ascending dose clinical trial, evaluating CapesarisTM in healthy male volunteers. CapesarisTM was well tolerated in both trials. In September 2010, we announced that in a Phase II, open label, pharmacokinetic and pharmacodynamic clinical trial in young healthy male volunteers, CapesarisTM suppressed serum total testosterone to medical castration levels, increased serum sex hormone binding globulin, or SHBG, and reduced serum free testosterone, the form of testosterone which is available to prostate cancer cells for growth. Medical castration (levels of serum total testosterone less than 50ng/dL) was achieved in the 1000 mg and 1500 mg treatment groups. CapesarisTM was well tolerated and no serious adverse events were reported in the trial. In May 2011, we completed a Phase I clinical trial of CapesarisTM using a tablet formulation in older healthy male volunteers. In this trial, reductions in testosterone to medical castration levels, increases in SHBG and decreases in free testosterone were observed at doses from 1000 mg to 2000 mg given orally each day. CapesarisTM was generally well tolerated in this trial, however, one subject experienced a blood clot in his leg and was discontinued from the study. We have met with the FDA and confirmed that the primary endpoint for approval of CapesarisTM for first line hormonal treatment of advanced prostate cancer is maintaining medical castration levels of serum testosterone (less than 50ng/dL) from day 28 to day 364. Based on this FDA feedback, we have designed Phase IIb and Phase II clinical trials to assess the dose necessary to achieve and maintain medical castration. In June 2011, we initiated a Phase IIb open label clinical trial to determine the maintenance dose of CapesarisTM in 156 men with advanced prostate cancer. This Phase IIb clinical trial is evaluating oral daily doses of CapesarisTM in 1000 mg and 2000 mg treatment groups compared to a group treated with Lupron Depot® (leuprolide acetate for depot suspension). Primary efficacy results from the Phase IIb clinical trial are expected by year end 2011. We plan to initiate this year a Phase II loading dose clinical trial evaluating CapesarisTM 1500 mg twice daily and 3000 mg once daily in 104 men with advanced prostate cancer (52 subjects per study arm). The objective of this study is to determine the optimal dose of Capesaris TM to achieve medical castration in at least 90% of men by day 28. We expect data from this study by year end 2011. We also plan to evaluate CapesarisTM as second line hormonal therapy in men with advanced prostate cancer. We plan to initiate this year a 25 patient Phase II clinical trial to evaluate CapesarisTM in men on androgen deprivation therapy who have developed castration resistant prostate cancer. We are currently seeking a strategic partnership or collaboration for the development and commercialization of CapesarisTM for the treatment of advanced prostate cancer.

In March 2011, we reacquired full rights to our toremifene program following the termination by us and Ipsen Biopharm Limited, or Ipsen, of our collaboration and license agreement. Following the reacquisition of our toremifene program, we evaluated the business case for toremifene 80 mg and determined to discontinue our toremifene 80 mg development program. Additionally, we previously determined to discontinue our toremifene 20 mg development program which was being developed for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia.
We market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States.
Financial Highlights
Our net loss for the six months ended June 30, 2011 was $13.3 million. Our net loss included the recognition of the remaining $8.1 million of deferred revenue following the termination of our license and collaboration agreement with Ipsen and FARESTON® net product sales of $2.9 million. Additionally, research and development expenses for the six months ended June 30, 2011 included an impairment charge of $1.6 million related to our toremifene 80 mg intangible asset. In June 2011, we implemented a reduction in our workforce in connection with our decision to discontinue development and commercialization of the toremifene 80 mg and toremifene 20 mg product candidates. As a result of the workforce reduction, we incurred severance related cash expenses of approximately $681,000. We expect to incur significant net losses in 2011 and for the foreseeable future as we continue our clinical development and research and development activities.
At June 30, 2011, we had cash, cash equivalents and short-term investments of $91.0 million, compared to $58.6 million at December 31, 2010. On June 28, 2011 we completed an underwritten public offering of 11,023,000 shares of our common stock at a price to the public of $4.75 per share. Net cash proceeds from the public offering were approximately $49.0 million, after deducting the underwriting discount and offering expenses.
We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements into the first half of 2013. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for OstarineTM and CapesarisTM, we will need to obtain substantial additional funding.
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

Product Candidates
The following table identifies the development phase and status for each of our clinical product candidates:

Product		Clinical
Candidate/		Development
Proposed Indication	Program	Phase	Status

OstarineTM Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Plan to initiate the POWER1 and POWER2 pivotal Phase III clinical trials in the third quarter of 2011 for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

CapesarisTM First line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	Phase IIb	Initiated a Phase IIb clinical trial in June 2011 in men with advanced prostate cancer. Plan to initiate an additional Phase II clinical trial this year.

CapesarisTM Second line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	Phase II	Plan to initiate a Phase II clinical trial this year in men who have developed castration resistant prostate cancer.
Sales and Marketing
We market and sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. Effective June 1, 2011, we no longer utilize a sales force for FARESTON® promotional efforts, which has the potential to result in a decline in sales volume in future periods. In order to commercialize any future products, we will need to develop our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates.
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations and marketing functions. General and administrative expenses also include facility costs, insurance costs, professional fees for legal, accounting, public relations, and marketing services, and FARESTON® selling and distribution expenses. We expect our general and administrative expenses for fiscal year 2011 to be less than fiscal year 2010 due primarily to the June 2011 reduction in our workforce.

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
The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We used all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitored these factors for indications of appropriate revisions. We estimated the performance obligation period to be ten years for the development of toremifene under our former collaboration agreement with Ipsen. However, due to the termination of our license and collaboration with Ipsen in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million unamortized revenue that was deferred as of December 31, 2010 in the first quarter of 2011. This amount is included in collaboration revenue in the condensed statement of operations for the six months ended June 30, 2011. Additionally, we recognized as collaboration revenue in the first quarter of 2010 all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million for cost reimbursement for research and development activities that we received from Merck in December 2010 due to the termination of our license and collaboration agreement with Merck. These amounts are included in collaboration revenue in the condensed statement of operations for the six months ended June 30, 2010.
We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 94% of our product sales of FARESTON® for the six months ended June 30, 2011. Based on this information and other factors, we estimate an accrual for product returns. At June 30, 2011 and December 31, 2010, our accrual for product returns was $998,000 and $802,000, respectively.

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
Research and development expenses for the six months ended June 30, 2011 included an impairment charge of $1.6 million related to the unamortized portion of capitalized license fees paid to Orion Corporation related to our toremifene 80 mg program. Further, research and development expenses for the six months ended June 30, 2010 included an impairment charge of $1.7 million related to the unamortized portion of capitalized license fees paid to Orion Corporation and the University of Tennessee Research Foundation related to our toremifene 20 mg program.
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
Total share-based compensation expense for the three months ended June 30, 2011 was $943,000, of which $398,000 and $545,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended June 30, 2010 was $1.1 million, of which $454,000 and $625,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2011 was $2.2 million, of which $907,000 and $1.3 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the six months ended June 30, 2010 was $2.8 million, of which $1.3 million and $1.5 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for the three months ended June 30, 2011 and 2010 was share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $45,000 and $46,000, respectively, and $96,000 for both of the six months ended June 30, 2011 and 2010. At June 30, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $8.4 million with a weighted average expense recognition period of 3.2 years.

Results of Operations
Three Months Ended June 30, 2011 and 2010
Revenues. Revenues for the three months ended June 30, 2011 were $1.6 million as compared to $935,000 for the same period of 2010. Revenues for the three months ended June 30, 2011 consisted of net product sales of FARESTON® marketed for the treatment of advanced metastatic breast cancer in postmenopausal women while revenues for the same period of 2010 included net sales of FARESTON® and collaboration revenue from our former collaboration with Ipsen. During the three months ended June 30, 2011 and 2010, FARESTON® net product sales were $1.6 million and $599,000, respectively, while cost of product sales were $264,000 and $134,000, respectively. FARESTON® net product sales for the three months ended June 30, 2011 increased from the same period in the prior year due primarily to an increase in sales volume and, to a lesser extent, an increase in sales price of FARESTON®. Collaboration revenue for the three months ended June 30, 2010 was $336,000.
Research and Development Expenses. Research and development expenses decreased 20% to $7.6 million for the three months ended June 30, 2011 from $9.5 million for the three months ended June 30, 2010. The decrease in “Other research and development” during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, as shown in the following table, was due to the discontinuance of the toremifene 80 mg and toremifene 20 mg development programs during 2011 and due to the recognition of an impairment charge of $1.7 million related to our toremifene 20 mg intangible asset during the three months ended June 30, 2010. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development expenses for past periods may not be indicative of future periods.

		Three Months Ended
Product Candidate/		June 30,		Increase/
Proposed Indication	Program	2011	2010	Decrease
		(in thousands)
OstarineTM
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$2,460	$818	$1,642

CapesarisTM
First line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	3,335	2,507	828

Other research and development		1,796	6,152	(4,356)

Total research and development expenses		$7,591	$9,477	$(1,886)

General and Administrative Expenses. General and administrative expenses increased during the three months ended June 30, 2011 to $4.5 million from $4.3 million for the three months ended June 30, 2010. This increase was primarily due to severance related expenses of the workforce reduction that occurred in June 2011 partially offset by reduced marketing and insurance expenses.

Six Months Ended June 30, 2011 and 2010
Revenues. Revenues for the six month periods ended June 30, 2011 and 2010 were $10.9 million and $57.5 million, respectively and included net product sales of FARESTON® and collaboration revenue. In the first six months of 2011 and 2010, FARESTON® net product sales were $2.9 million and $1.4 million, respectively, while cost of product sales were $469,000 and $285,000, respectively. FARESTON® net product sales for the six months ended June 30, 2011 increased from the same period in the prior year due to an increase in the price of FARESTON®, as well as an increase in sales volume. Collaboration revenue was $8.1 million for the six months ended June 30, 2011. As a result of the termination of our license and collaboration agreement with Ipsen in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million of unamortized revenue that was deferred as of December 31, 2010 in the three months ended March 31, 2011. Collaboration revenue was $56.1 million for the six months ended June 30, 2010 and consisted of $1.3 million from Ipsen and $54.9 million from Merck. As a result of the termination of our license and collaboration agreement with Merck in March 2010, we recognized as collaboration revenue the remaining $49.9 million of unamortized deferred revenue in the first quarter of 2010, as well as the final payment of $5.0 million of cost reimbursement that was received from Merck in December 2010.
Research and Development Expenses. Research and development expenses decreased by 13% to $14.9 million for the six months ended June 30, 2011 from $17.1 million for the six months ended June 30, 2010. The decrease in “Other research and development” during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, as shown in the following table, was due primarily to the discontinuance of the toremifene 80 mg and toremifene 20 mg development programs during 2011. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented.

		Six Months Ended
Product Candidate/		June 30,		Increase/
Proposed Indication	Program	2011	2010	Decrease
		(in thousands)
OstarineTM
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$3,476	$1,485	$1,991

CapesarisTM
First line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	5,648	4,830	818

Other research and development		5,770	10,812	(5,042)

Total research and development expenses		$14,894	$17,127	$(2,233)

General and Administrative Expenses. General and administrative expenses increased during the six months ended June 30, 2011 to $9.2 million from $8.8 million for the six months ended June 30, 2010. This increase was primarily due to severance related expenses of the workforce reduction that occurred in June 2011 partially offset by reduced occupancy and insurance expenses.

Liquidity and Capital Resources
At June 30, 2011, we had cash, cash equivalents and short-term investments of $91.0 million, compared to $58.6 million at December 31, 2010. On June 28, 2011 we completed an underwritten public offering of 11,023,000 shares of our common stock at a price to the public of $4.75 per share. Net cash proceeds from the public offering were approximately $49.0 million, after deducting the underwriting discount and offering expenses.
Net cash used in operating activities was $16.6 million and $20.5 million for the six months ended June 30, 2011 and 2010, respectively, and resulted primarily from funding our operations for the periods.
Net cash used in investing activities was $8.1 million for the six months ended June 30, 2011 and was primarily for the purchase of short-term investments. Net cash provided by investing activities was $366,000 for the six months ended June 30, 2010 and resulted from the maturities of short-term investments of $7.4 million, offset by the purchase of short-term investments of $6.9 million and the purchase of information technology equipment and research and development equipment of approximately $85,000.
Net cash provided by financing activities was $49.0 million for the six months ended June 30, 2011 and reflects proceeds from our underwritten public offering of common stock in June 2011 and proceeds from the exercise of employee stock options. These proceeds were reduced by payments on our capital lease and financed equipment obligations. Net cash used in financing activities of $46,000 for the six months ended June 30, 2010 was related to payments on capital lease and financed equipment obligations.
We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements into the first half of 2013. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for OstarineTM and CapesarisTM, we will need to obtain substantial additional funding.
Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and planned clinical trials of OstarineTM and CapesarisTM;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

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
We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011 and December 2009, we announced workforce reductions of approximately 15% and 26%, respectively, in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcomes of our ongoing and planned clinical trials of OstarineTM and CapesarisTM and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011. In addition, the risks described under, and the captions entitled, “Off-label sale or use of third-party toremifene products could decrease sales of any toremifene product candidates that we continue to develop and that are approved for commercial sale, and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we may continue to develop toremifene” and “Our license agreement with Orion excludes the use of toremifene in humans to treat breast cancer outside of the United States and may limit our ability to market toremifene for human uses outside the United States” included under Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011 have been removed.
Risks Related to Our Financial Condition and Need for Additional Financing
We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*
As of June 30, 2011, we had an accumulated deficit of $366.1 million. Due to the recognition of the remaining $49.9 million of unamortized revenue following the termination of an exclusive license and collaboration agreement for our SARM program, we reported net income of $15.3 million for the year ended December 31, 2010. However, we have incurred losses in each prior year since our inception in 1997, including net losses of $46.3 million and $51.8 million in 2009 and 2008, respectively. Our net loss for the six months ended June 30, 2011 was $13.3 million. We expect to incur significant net losses in 2011 and for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We have discontinued our toremifene 80 mg and toremifene 20 mg development programs, and we do not anticipate that we will receive any return on our investment in either of our toremifene 80 mg or toremifene 20 mg product candidates. Our current product candidates, OstarineTM (GTx-024) and CapesarisTM (GTx-758), are in various stages of clinical development, and significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for each of these product candidates and to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, and it is possible these product candidates will never gain regulatory approval.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the six months ended June 30, 2011, we recognized $2.9 million in net revenues from the sale of FARESTON®. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.
We will need to raise substantial additional capital and may be unable to raise capital when needed, which would force us to further delay, reduce or eliminate our product development programs or commercialization efforts.*
We will need to raise substantial additional capital to:
•	fund our operations and conduct clinical trials;

•	continue our research and development;

•	seek regulatory approval for our product candidates; and

•	commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.
We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements into the first half of 2013. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for OstarineTM and CapesarisTM, we will need to obtain substantial additional funding. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and planned clinical trials of OstarineTM and CapesarisTM;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

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

We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011 and December 2009, we announced workforce reductions of approximately 15% and 26%, respectively, in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.
To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcomes of our ongoing and planned clinical trials of OstarineTM and CapesarisTM and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.
Risks Related to Development of Product Candidates
We and any potential future collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*
Significant additional research and development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, we announced in May 2010 that toremifene 20 mg failed to meet its primary efficacy endpoint in our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, after we had incurred significant development costs. Even if the results of a clinical trial are positive, the efficacy and/or safety results from the trial may be insufficient to support the submission of a NDA to the FDA, or if submitted, the filing or approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT, notifying us that the FDA would not approve the NDA. We have since determined to discontinue our toremifene development programs.
Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, or whether ongoing or planned clinical trials will need to be restructured or will be completed on schedule, if at all. We or any potential future collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential future collaborators’ ability to commercialize our product candidates, including:
•
regulators or institutional review boards may not authorize us or any potential future collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or we may experience substantial delays in obtaining these authorizations;

•
preclinical or clinical trials may produce negative or inconclusive results, which may require us or any potential future collaborators to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	even if preclinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require us to conduct unanticipated additional clinical trials;

•	registration or enrollment in clinical trials may be slower than we anticipate, resulting in significant delays or study terminations;

•	we or any potential future collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	our product candidates may not have the desired effects or may include undesirable side effects.
If any of these events were to occur and, as a result, we or any potential future collaborators have significant delays in or termination of clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would materially and adversely impact our business, financial condition and growth prospects.
If we or any potential future collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential future collaborators may be required to perform lengthy additional clinical trials, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*
In our Phase II clinical trials for Ostarine™ for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes in a few patients in both the placebo and OstarineTM treated groups. Reductions in high-density lipoproteins have also been observed in subjects treated with OstarineTM.
Capesaris™ is a new chemical entity that is selective for estrogen receptor alpha. Similar to other estrogenic therapies, there may be an increased risk of venous thromboembolic events, or blood clots, and increases in liver enzymes with CapesarisTM treatment. Although to date Capesaris™ has been generally well tolerated in clinical trials that we have conducted, one subject receiving CapesarisTM in one of our recent studies experienced a blood clot in his leg and was discontinued from the study. It is possible that blood clots, increases in liver enzymes and other adverse effects may be observed in future CapesarisTM clinical studies.
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

Risks Related to Our Dependence on Third Parties
If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter our development and any commercialization plans.*
Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all, including as a result of the collaboration discussions we are pursuing for Ostarine™ and CapesarisTM. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to raise substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.
Any collaborative arrangements that we establish in the future may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. In addition, any future collaboration arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*
We have in the past established and intend to continue to establish collaborations with third parties to develop and commercialize some of our current and future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2011, we and Ipsen Biopharm Limited, or Ipsen, mutually agreed to terminate our collaboration and, as a result, we will not receive any additional milestone payments from Ipsen on account of our collaboration with Ipsen. As of the date of this report, we have no ongoing collaborations for the development and commercialization of our product candidates. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates, and we may lack the capital and resources necessary to develop our product candidates alone.
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

We rely on third party vendors for the manufacture of Ostarine™ drug substance. If our supply of Ostarine™ becomes unusable or if the contract manufacturers that we are currently utilizing to meet our supply needs for Ostarine™ or any future SARM product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of Ostarine™ or any future SARM product candidates. In addition, we rely on third party contractors for the manufacture of CapesarisTM drug substance. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue our relationship with Orion for toremifene, or to do so at an acceptable cost, or other suppliers fail to meet our requirements for CapesarisTM, Ostarine™ or any future product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.
Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates or products.*
Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us; and

•	drug product supplies not meeting the requisite requirements for clinical trial use.
If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we and/or our potential future collaborators may develop may compete with other product candidates and products for access to manufacturing facilities.
We have agreed to purchase exclusively from Orion our worldwide requirements of toremifene in a finished tablet form at specified prices under a license and supply agreement. Orion may terminate its supply obligations to us at its election at any time. If Orion elects to terminate its obligation to manufacture and supply us with FARESTON® tablets, any arrangements we make for an alternative supply would have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for toremifene. In addition, although Orion’s composition of matter patents have expired, and as such, we would not be prevented from manufacturing FARESTON® tablets, there is no obligation on the part of Orion to transfer its manufacturing technology to us or to assist us in developing manufacturing capabilities to meet our supply needs. If our supply rights for FARESTON® tablets are terminated by Orion for any reason, a disruption in the supply could impair our ability to continue to commercialize FARESTON®.
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
The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since determined to discontinue our toremifene 80 mg development program. While we have met with the FDA to discuss the development programs and endpoints for OstarineTM and CapesarisTM, there can be no assurance that the FDA will ultimately determine that data from our current and planned trials will be sufficient for approval of either of these product candidates.
In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate. Even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.
We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development in the near future, if at all. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 8, 2011, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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
Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to decline.*
FARESTON® is currently our only marketed product. FARESTON® is indicated for the treatment of advanced metastatic breast cancer in postmenopausal women. FARESTON® competes against tamoxifen, fulvestrant, and several aromatase inhibitors, including anastrozole, letrozole, and exemestane, for hormonal treatment of breast cancer. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as competitors have gained market share, and we believe this trend will continue. Further, the branded competitors have greater resources and generic competitors are preferred by insurers. Although we continue to market and sell FARESTON®, we no longer utilize a sales force for promotional efforts. Additionally, continued sales may be impacted by many other factors, including the boxed warning added to the label of FARESTON® in March 2011 to highlight that FARESTON® has been shown to prolong the QTc interval in a dose- and concentration-related manner and that prolongation of the QTc interval can result in a type of ventricular tachycardia called Torsades de pointes, which may result in syncope, or temporary loss of consciousness, seizure, and/or death. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline:
•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 94% of our product sales of FARESTON® for the six months ended June 30, 2011;

•	any further restrictions, limitations, and/or warnings added to the FARESTON® label;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.

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
In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D as established in 2003. However, the legislation also implements cost containment measures that could adversely affect our revenues. These measures include increased drug rebates under Medicaid for brand name prescription drugs, such as FARESTON®, and extension of these rebates to Medicaid managed care, each of which have reduced the amount of net reimbursement received for FARESTON® and would reduce the amount of net reimbursement for any other products that we and/or any potential future collaborators may develop and sell. The legislation also extended 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers, which has reduced the amount of reimbursement received for drugs purchased by these new 340B-covered entities.
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
The health care reform legislation has been subject to judicial challenge. While some courts have upheld the law, other courts have concluded that the individual mandate component of the law is unconstitutional. One of those courts determined that the individual mandate component could not be severed from the law and therefore concluded that the entire law was void. All of the rulings on the merits are being appealed. There is no certainty regarding the final outcome of the litigation or the impact of the outcome on the pricing and potential profitability of any products that we and/or any potential future collaborators may develop.

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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere.
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
With respect to our SARM program, there are other SARM product candidates in development that may compete with OstarineTM and any future SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc., Galapagos NV, GlaxoSmithKline and Merck & Co., Inc. Pfizer Inc., Eli Lilly & Co. and Amgen have myostatin inhibitors in development that may compete with Ostarine™ if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis). Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues and other agents, that may have some muscle building activity. Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase III clinical trials for treatment of cancer cachexia in patients with non-small cell lung cancer. Appetite stimulants such as megestrol acetate and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.
We are developing CapesarisTM for first line hormonal treatment of advanced prostate cancer. Currently, there are several products approved to reduce testosterone levels in men with advanced prostate cancer that may compete with CapesarisTM if approved for commercial sale, including those marketed by Abbott Laboratories (Lupron Depot®), Sanofi-Aventis (Eligard®), AstraZeneca (Zoladex®), Ferring Pharmaceuticals (Firmagon®), Endo Pharmaceuticals (Vantas®) and Watson Pharmaceuticals (Trelstar®).
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

Risks Related to Employees and Growth
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*
Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. If we are not able to attract and keep senior management and key scientific personnel, particularly Dr. Mitchell S. Steiner, we may not be able to successfully develop or commercialize our product candidates. All of our employees are at-will employees and can terminate their employment at any time. We do not carry “key person” insurance covering members of senior management, other than $22.5 million of insurance covering Dr. Steiner.
In December 2009, we announced a reduction of approximately 26% of our workforce in order to reduce our operating expenses in connection with the receipt of the Complete Response Letter regarding our NDA for toremifene 80 mg. We also announced a reduction of approximately 15% of our workforce in June 2011 in connection with our decision to discontinue the development of toremifene 80 mg and toremifene 20 mg. These and any future workforce reductions may negatively affect our ability to retain or attract talented employees.
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
•	delays in the initiation, enrollment or completion of our ongoing and planned clinical trials of Ostarine™ and CapesarisTM, or adverse results in any of our initiated clinical trials;

•	our ability to enter into new collaborative arrangements with respect to our product candidates;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

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

•	additional changes to the label for FARESTON® that further restrict how we market and sell FARESTON®;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	introductions or announcements of technological innovations or new products by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	hedging or arbitrage trading activity that may develop regarding our common stock;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
As of June 30, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 59.3% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.7% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*
For the 12-month period ended June 30, 2011, the average daily trading volume of our common stock on The NASDAQ Global Market was 210,178 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2011, we had 62,756,411 shares of common stock outstanding.
Moreover, J.R. Hyde, III and Oracle Partners, L.P., two of our largest stockholders, and certain of their affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 10.8 million shares of common stock they hold in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders. If any of these large stockholders were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 6.	EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.
Date: August 9, 2011	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: August 9, 2011	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc. (2)
3.3	Amended and Restated Bylaws of GTx, Inc.(3)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen of Common Stock Certificate(4)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(4)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(4)
4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(5)
4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(5)
10.59*	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)
101.INS*	XBRL Instance Document(7)
101.SCH*	XBRL Taxonomy Extension Schema Document(7)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(7)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(7)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.

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

(7)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.