Form 10-Q
period 2011-09-30
GTX INC /DE/
filed 2011-11-04
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50549
GTx, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	62-1715807 (I.R.S. Employer Identification No.)
incorporation or organization)

175 Toyota Plaza
7th Floor
Memphis, Tennessee (Address of principal executive offices)	38103 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2011, 62,790,223 shares of the registrant’s Common Stock were outstanding.

GTx, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011
INDEX

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,296	$58,181
Short-term investments	9,715	450
Accounts receivable, net	830	683
Inventory	150	171
Prepaid expenses and other current assets	1,351	875

Total current assets	85,342	60,360
Property and equipment, net	1,302	2,040
Intangible and other assets, net	264	1,850

Total assets	$86,908	$64,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829	$848
Accrued expenses and other current liabilities	4,367	3,112
Deferred revenue — current portion	—	1,345

Total current liabilities	5,196	5,305
Deferred revenue, less current portion	—	6,721
Other long-term liabilities	240	497
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 and 60,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 62,790,223 and 51,719,187 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	63	52
Additional paid-in capital	456,901	404,555
Accumulated deficit	(375,492)	(352,880)

Total stockholders’ equity	81,472	51,727

Total liabilities and stockholders’ equity	$86,908	$64,250

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Product sales, net	$2,029	$960	$4,903	$2,358
Collaboration revenue	—	336	8,066	56,450

Total revenues	2,029	1,296	12,969	58,808
Costs and expenses:
Cost of product sales	311	216	780	501
Research and development expenses	8,181	5,593	23,075	22,720
General and administrative expenses	2,904	4,066	12,058	12,900

Total costs and expenses	11,396	9,875	35,913	36,121

(Loss) income from operations	(9,367)	(8,579)	(22,944)	22,687
Other income, net	23	4	332	136

Net (loss) income	$(9,344)	$(8,575)	$(22,612)	$22,823

Net (loss) income per share:
Basic and diluted	$(0.15)	$(0.24)	$(0.41)	$0.63

Weighted average shares used in computing net (loss) income per share:
Basic and diluted	62,778,575	36,424,971	55,529,320	36,422,273

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(22,612)	$22,823
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	819	1,222
Share-based compensation	3,178	3,771
Directors’ deferred compensation	141	141
Deferred revenue amortization	(8,066)	(51,450)
Impairment of intangible assets	1,598	1,687
Changes in assets and liabilities:
Accounts receivable, net	(147)	(103)
Inventory	(27)	(103)
Prepaid expenses and other assets	(476)	(5,301)
Accounts payable	(19)	(115)
Accrued expenses and other liabilities	1,062	(1,746)

Net cash used in operating activities	(24,549)	(29,174)

Cash flows from investing activities:
Purchase of property and equipment	(45)	(88)
Purchase of short-term investments, held to maturity	(12,450)	(8,119)
Proceeds from maturities of short-term investments, held to maturity	3,185	14,779

Net cash (used in) provided by investing activities	(9,310)	6,572

Cash flows from financing activities:
Proceeds from issuance of common stock	48,982	—
Payments on capital lease and financed equipment obligations	(63)	(67)
Proceeds from exercise of employee stock options	55	—

Net cash provided by (used in) financing activities	48,974	(67)

Net increase (decrease) in cash and cash equivalents	15,115	(22,669)
Cash and cash equivalents, beginning of period	58,181	40,219

Cash and cash equivalents, end of period	$73,296	$17,550

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
The Company is developing selective androgen receptor modulators (“SARMs”), including OstarineTM (GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). The Company has commenced two pivotal Phase III clinical trials evaluating OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.
Additionally, the Company is developing CapesarisTM (GTx-758), an oral nonsteriodal selective estrogen receptor alpha agonist. The Company is developing CapesarisTM for first line and second line hormonal treatment of advanced prostate cancer. With respect to first line hormonal therapy, the Company has completed enrollment in a Phase II maintenance dose finding clinical trial and has initiated a Phase II loading dose finding clinical trial evaluating CapesarisTM in men with advanced prostate cancer. The Company will also initiate a second line hormonal therapy Phase II clinical trial evaluating CapesarisTM in men with castration resistant prostate cancer.
The Company markets FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. The Company previously determined to discontinue its toremifene 80 mg and toremifene 20 mg development programs.
Basis of Presentation
The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
Revenue Recognition
The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2011 and December 31, 2010, the Company’s accrual for product returns was $978 and $802, respectively.
Collaboration revenue consisted of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s former collaboration and license agreements. Revenues from the Company’s prior collaboration and license agreements were recognized based on the performance requirements of the specific agreements. The Company analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. Revenues from milestone payments for which the Company had no continuing performance obligations were recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone was substantive and a culmination of the earnings process had occurred. Due to the termination of the Company’s license and collaboration agreement with Ipsen Biopharm Limited (“Ipsen”) in March 2011, the Company recognized collaboration revenue of $8,066 in the first quarter of 2011 as the Company has no further performance obligations.
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
At September 30, 2011 and December 31, 2010, short-term investments consisted of certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.

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
The impairment charge was included in research and development expenses in the condensed statement of operations for the nine months ended September 30, 2011.
Income Taxes
The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2011 and December 31, 2010, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Other Income, net
Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, foreign currency transaction gains and losses, and other non-operating income or expense.
Subsequent Events
The Company has evaluated all events or transactions that occurred after September 30, 2011 up through the date the condensed financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development expenses	$503	$442	$1,410	$1,742
General and administrative expenses	623	677	1,909	2,170

Total share-based compensation	$1,126	$1,119	$3,319	$3,912

Share-based compensation expense recorded as general and administrative expense for both of the three months ended September 30, 2011 and 2010 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $45. Share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $141 was included in share-based compensation expense recorded as general and administrative expenses for both of the nine months ended September 30, 2011 and 2010.
The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected price volatility	65.3%	66.2%	64.9%	64.6%
Risk-free interest rate	2.3%	2.4%	2.5%	3.4%
Weighted average expected life in years	6.5 years	6.5 years	6.5 years	6.5 years
The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

		Weighted
		Average Exercise
	Number of Shares	Price Per Share
Options outstanding at December 31, 2010	4,430,495	$10.91
Options granted	1,393,500	2.81
Options forfeited or expired	(843,662)	8.21
Options exercised	(13,000)	4.20

Options outstanding at September 30, 2011	4,967,333	9.12

3. Basic and Diluted Net (Loss) Income Per Share
Basic and diluted net (loss) income per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share also gives effect to the dilutive potential of common stock consisting of stock options.
Weighted average options outstanding to purchase shares of common stock of 5,113,943 and 4,515,006 for the three months ended September 30, 2011 and 2010, respectively, and 5,455,700 and 4,501,002 for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculations of diluted net (loss) income per share as inclusion of the options would have had an anti-dilutive effect on the net (loss) income per share for the periods.

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
5. Collaboration and License Agreements
University of Tennessee Research Foundation License Agreements
The Company and the University of Tennessee Research Foundation (“UTRF”) are parties to a consolidated, amended and restated license agreement (the “SARM License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, and certain improvements thereto, and exclusive rights to certain future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues.
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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
In March 2011, the Company reacquired full rights to its toremifene program following the termination by the Company and Ipsen of the collaboration and license agreement, as amended (the “Amended Ipsen Collaboration Agreement”). During the first quarter of 2011, the Company recognized as collaboration revenue all of the remaining $8,066 unamortized revenue that was deferred as of December 31, 2010. This amount is included in collaboration revenue in the condensed statement of operations for the nine months ended September 30, 2011. The Company recognized as collaboration revenue $336 and $1,595 for the three months and nine months ended September 30, 2010, respectively, from the amortization of the Ipsen deferred revenue.
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
The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These payments were being recognized as collaboration revenue over the period of the Company’s performance obligation, which the Company estimated to be ten years. The $5,000 of cost reimbursements received in both December 2008 and December 2009 were being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. In March 2010, the Company reacquired full rights to the Company’s SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. In the first quarter of 2010, the Company recognized as collaboration revenue all of the remaining $49,856 unamortized revenue that was deferred as of December 31, 2009, as well as the final $5,000 research and development activities cost reimbursement due under the terms of the Merck Collaboration Agreement in December 2010 for which the Company had no further performance obligation. These amounts are included in collaboration revenue in the condensed statement of operations for the nine months ended September 30, 2010.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:
•	the anticipated progress of our research, development and clinical programs, including whether our ongoing clinical trials will achieve similar results to clinical trials that we have previously concluded;
•	the timing, scope and anticipated initiation, enrollment and completion of our ongoing clinical trials and any other future clinical trials that we may conduct;
•	the timing of regulatory submissions and the timing, scope and anticipated outcome of related regulatory actions;
•	our ability to establish and maintain potential new collaborative arrangements for the development and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;
•	our ability to generate additional product candidates for clinical testing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.
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
Business Highlights
We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer, and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). Our lead SARM product candidate, OstarineTM (GTx-024), has to date been evaluated in eight clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies.
We held End of Phase II meetings with the U.S. Food and Drug Administration, or FDA, regarding our planned Phase III clinical development of OstarineTM for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer, or NSCLC. Based upon feedback from the FDA, we designed the POWER1 and POWER2 (Prevention and treatment Of muscle Wasting in cancER) pivotal Phase III clinical trials evaluating OstarineTM for this indication. We have commenced each of these trials, and they will be conducted at more than 125 clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, 300 patients with Stage III or IV non-small cell lung cancer initiating first line chemotherapy are being randomized to placebo or OstarineTM 3 mg. The trials are evaluating as co-primary endpoints the effect of OstarineTM versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry (DXA) and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. We intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, including OstarineTM.
We are also developing CapesarisTM (GTx-758), an oral nonsteroidal selective estrogen receptor, or ER, alpha agonist. We are developing CapesarisTM for first and second line hormonal treatment of advanced prostate cancer. In 2009, we completed two Phase I clinical trials, a single ascending dose clinical trial and a multiple ascending dose clinical trial, evaluating CapesarisTM in healthy male volunteers. CapesarisTM was well tolerated in both trials. In September 2010, we announced that in a Phase II, open label, pharmacokinetic and pharmacodynamic clinical trial in young healthy male volunteers, CapesarisTM suppressed serum total testosterone to medical castration levels, increased serum sex hormone binding globulin, or SHBG, and reduced serum free testosterone, the form of testosterone which is available to prostate cancer cells for growth. Medical castration (levels of serum total testosterone less than 50ng/dL) was achieved in the 1000 mg and 1500 mg treatment groups. CapesarisTM was well tolerated and no serious adverse events were reported in the trial. In May 2011, we completed a Phase I clinical trial of CapesarisTM using a tablet formulation in older healthy male volunteers. In this trial, reductions in testosterone to medical castration levels, increases in SHBG and decreases in free testosterone were observed at doses from 1000 mg to 2000 mg given orally each day. CapesarisTM was generally well tolerated in this trial; however, one subject experienced a blood clot in his leg and was discontinued from the trial. We have met with the FDA and confirmed that the primary endpoint for approval of CapesarisTM for first line hormonal treatment of advanced prostate cancer is maintaining medical castration levels of serum testosterone (less than 50ng/dL) from day 28 to day 364. Based on this FDA feedback, we have designed two Phase II clinical trials to identify the optimal dose to achieve and maintain medical castration. In June 2011, we initiated our Phase II maintenance dose finding clinical trial evaluating CapesarisTM 1000 mg and 2000 mg once a day tablets compared to Lupron Depot® (leuprolide acetate for depot suspension) in 156 men with advanced prostate cancer. Enrollment of this clinical trial is complete. We have also initiated this quarter a Phase II loading dose finding clinical trial evaluating the optimal dose to castrate men by day 28. The two doses of CapesarisTM being tested are 1000 mg twice a day and 1500 mg twice a day in 102 men with advanced prostate cancer. After day 28, castrate patients will continue treatment on one of three once a day doses of CapesarisTM, 2000 mg, 1000 mg or 500 mg, until day 360. The Phase II loading dose finding clinical trial and the Phase II maintenance dose finding clinical trial have a combined objective of assessing efficacy and safety data necessary for the design of Phase III clinical trials, including the determination of the optimal dose of CapesarisTM to achieve and maintain castration. Data from the Phase II maintenance dose finding trial will also be used to assess differences in estrogen deficiency side effects between CapesarisTM and Lupron Depot®. We plan to release preliminary topline results of the two Phase II CapesarisTM clinical trials together. The timing of the announcement is subject to patient enrollment in the Phase II loading dose finding clinical trial and is expected by year end 2011 or in the first quarter of 2012. We are also initiating this quarter a second line hormonal therapy Phase II clinical trial evaluating CapesarisTM 1000 mg and 2000 mg once a day tablets in 50 men with castration resistant prostate cancer (CRPC). The objective of the trial is to determine the ability of CapesarisTM to reduce serum prostate specific antigen (PSA) and the duration of this PSA reduction in men with CRPC who are currently receiving androgen deprivation therapy.

We market FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. We previously determined to discontinue our toremifene 80 mg and toremifene 20 mg development programs.
Financial Highlights
Our net loss for the nine months ended September 30, 2011 was $22.6 million. Our net loss included the recognition of the remaining $8.1 million of deferred revenue following the termination of our license and collaboration agreement with Ipsen and FARESTON® net product sales of $4.9 million. We expect to incur significant net losses in 2011 and for the foreseeable future as we continue our clinical development and research and development activities.
At September 30, 2011, we had cash, cash equivalents and short-term investments of $83.0 million, compared to $58.6 million at December 31, 2010. On June 28, 2011, we completed an underwritten public offering of 11,023,000 shares of our common stock at a price to the public of $4.75 per share. Net cash proceeds from the public offering were approximately $49.0 million, after deducting the underwriting discount and offering expenses.
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

Product Candidates
The following table identifies the development phase and status for each of our clinical product candidates:

Product		Clinical
Candidate/		Development
Proposed Indication	Program	Phase	Status

OstarineTM
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Commenced the POWER1 and POWER2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

CapesarisTM
First line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	Phase II	Completed enrollment in a Phase IIb maintenance dose clinical trial and initiated a Phase II loading dose clinical trial in men with advanced prostate cancer.

CapesarisTM
Second line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	Phase II	Will initiate a Phase II clinical trial in men on ADT with castration resistant prostate cancer in the fourth quarter of 2011.
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
Collaboration revenue consisted of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with our former collaboration and license agreements and was based on the performance requirements of the specific agreements. We analyzed our agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. Cost reimbursements for research activities were recognized as collaboration revenue if amounts were determinable and collection of the related receivable was reasonably assured. Revenues from milestone payments for which we had no continuing performance obligations were recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone was substantive and a culmination of the earnings process had occurred. Performance obligations typically consisted of significant milestones in the development life cycle of the related product candidates and technology, such as initiation of clinical trials, achievement of specified clinical trial endpoints, filing for approval with regulatory agencies and approvals by regulatory agencies.
The factors that drive the actual development period of a pharmaceutical product are inherently uncertain and include determining the timing and expected costs to complete the project, projecting regulatory approvals and anticipating potential delays. We used all of these factors in initially estimating the economic useful lives of our performance obligations, and we also continually monitored these factors for indications of appropriate revisions. We estimated the performance obligation period to be ten years for the development of toremifene under our former collaboration agreement with Ipsen. However, due to the termination of our license and collaboration with Ipsen in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million unamortized revenue that was deferred as of December 31, 2010 in the first quarter of 2011. This amount is included in collaboration revenue in the condensed statement of operations for the nine months ended September 30, 2011. Additionally, we recognized as collaboration revenue in the first quarter of 2010 all of the remaining $49.9 million of unamortized revenue that was deferred as of December 31, 2009, as well as the final payment of $5.0 million for cost reimbursement for research and development activities that we received from Merck in December 2010 due to the termination of our license and collaboration agreement with Merck. These amounts are included in collaboration revenue in the condensed statement of operations for the nine months ended September 30, 2010.
We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 94% of our product sales of FARESTON® for the nine months ended September 30, 2011. Based on this information and other factors, we estimate an accrual for product returns. At September 30, 2011 and December 31, 2010, our accrual for product returns was $978,000 and $802,000, respectively.

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
Research and development expenses for the nine months ended September 30, 2011 included an impairment charge of $1.6 million related to the unamortized portion of capitalized license fees paid to Orion Corporation related to our toremifene 80 mg program. Research and development expenses for the nine months ended September 30, 2010 also included an impairment charge of $1.7 million related to the unamortized portion of capitalized license fees paid to Orion Corporation and the University of Tennessee Research Foundation related to our toremifene 20 mg program.
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
Total share-based compensation expense for the three months ended September 30, 2011 was $1.1 million, of which $503,000 and $623,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the three months ended September 30, 2010 was $1.1 million, of which $442,000 and $677,000 were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2011 was $3.3 million, of which $1.4 million and $1.9 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the nine months ended September 30, 2010 was $3.9 million, of which $1.7 million and $2.2 million were recorded in the condensed statement of operations as research and development expenses and general and administrative expenses, respectively. Included in share-based compensation expense for both of the three months ended September 30, 2011 and 2010 was share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $45,000 and $141,000 for both of the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $7.3 million with a weighted average expense recognition period of 3.0 years.

Results of Operations
Three Months Ended September 30, 2011 and 2010
Revenues. Revenues for the three months ended September 30, 2011 were $2.0 million as compared to $1.3 million for the same period of 2010. Revenues for the three months ended September 30, 2011 consisted of net product sales of FARESTON® marketed for the treatment of advanced metastatic breast cancer in postmenopausal women while revenues for the same period of 2010 included net sales of FARESTON® and collaboration revenue from our former collaboration with Ipsen. During the three months ended September 30, 2011 and 2010, FARESTON® net product sales were $2.0 million and $960,000, respectively, while cost of product sales were $311,000 and $216,000, respectively. FARESTON® net product sales for the three months ended September 30, 2011 increased from the same period in the prior year due primarily to an increase in sales volume and, to a lesser extent, an increase in the sales price of FARESTON®. Collaboration revenue for the three months ended September 30, 2010 was $336,000.
Research and Development Expenses. Research and development expenses increased 46% to $8.2 million for the three months ended September 30, 2011 from $5.6 million for the three months ended September 30, 2010. The decrease in “Other research and development” during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, as shown in the following table, was due primarily to the discontinuance of our toremifene 80 mg and toremifene 20 mg development programs during 2011. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development expenses for past periods may not be indicative of future periods.

		Three Months Ended
Product Candidate/		September 30,		Increase/
Proposed Indication	Program	2011	2010	(Decrease)
		(in thousands)
OstarineTM
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$3,702	$563	$3,139

CapesarisTM
First and second line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	2,815	1,886	929

Other research and development		1,664	3,144	(1,480)

Total research and development expenses		$8,181	$5,593	$2,588

General and Administrative Expenses. General and administrative expenses decreased during the three months ended September 30, 2011 to $2.9 million from $4.1 million for the three months ended September 30, 2010. This decrease was primarily due to decreased personnel related expenses of $225,000 resulting from the reduction in our workforce that occurred in June 2011 and reduced marketing and legal expenses of $539,000 and $150,000, respectively.

Nine Months Ended September 30, 2011 and 2010
Revenues. Revenues for the nine month periods ended September 30, 2011 and 2010 were $13.0 million and $58.8 million, respectively and included net product sales of FARESTON® and collaboration revenue. In the first nine months of 2011 and 2010, FARESTON® net product sales were $4.9 million and $2.4 million, respectively, while cost of product sales were $780,000 and $501,000, respectively. FARESTON® net product sales for the nine months ended September 30, 2011 increased from the same period in the prior year due to an increase in the price of FARESTON®, and to a lesser extent, an increase in sales volume. Collaboration revenue was $8.1 million for the nine months ended September 30, 2011, which resulted from recognition of all of the remaining unamortized deferred revenue upon the termination of our license and collaboration agreement with Ipsen in March 2011. Collaboration revenue was $56.5 million for the nine months ended September 30, 2010 and consisted of $1.6 million from Ipsen and $54.9 million from Merck. As a result of the termination of our license and collaboration agreement with Merck in March 2010, we recognized as collaboration revenue the remaining $49.9 million of unamortized deferred revenue, as well as the final payment of $5.0 million of cost reimbursement that was received from Merck.
Research and Development Expenses. Research and development expenses increased by 2% to $23.1 million for the nine months ended September 30, 2011 from $22.7 million for the nine months ended September 30, 2010. The decrease in “Other research and development” during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, as shown in the following table, was due primarily to the discontinuance of our toremifene 80 mg and toremifene 20 mg development programs during 2011. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented.

		Nine Months Ended
Product Candidate/		September 30,		Increase/
Proposed Indication	Program	2011	2010	(Decrease)
		(in thousands)
OstarineTM
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$7,178	$2,048	$5,130

CapesarisTM
First and second line hormonal treatment of advanced prostate cancer	Selective ER alpha agonist	8,463	6,716	1,747

Other research and development		7,434	13,956	(6,522)

Total research and development expenses		$23,075	$22,720	$355

General and Administrative Expenses. General and administrative expenses decreased during the nine months ended September 30, 2011 to $12.1 million from $12.9 million for the nine months ended September 30, 2010. This decrease was primarily due to decreased marketing, insurance and occupancy expenses of $352,000, $260,000 and $193,000, respectively. These decreases were partially offset by increased personnel related expenses due to the severance costs related to our workforce reduction that occurred in June 2011.

Liquidity and Capital Resources
At September 30, 2011, we had cash, cash equivalents and short-term investments of $83.0 million, compared to $58.6 million at December 31, 2010. On June 28, 2011, we completed an underwritten public offering of 11,023,000 shares of our common stock at a price to the public of $4.75 per share. Net cash proceeds from the public offering were approximately $49.0 million, after deducting the underwriting discount and offering expenses.
Net cash used in operating activities was $24.5 million and $29.2 million for the nine months ended September 30, 2011 and 2010, respectively, and resulted primarily from funding our operations for the periods.
Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2011 and was for the purchase of short-term investments of $12.5 million and information technology software and lab equipment of $45,000 offset by maturities of short-term investments of $3.2 million. Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2010 and resulted from the maturities of short-term investments of $14.8 million, offset by the purchase of short-term investments of $8.1 million and the purchase of information technology equipment and research and development equipment of approximately $88,000.
Net cash provided by financing activities was $49.0 million for the nine months ended September 30, 2011 and reflects proceeds from our underwritten public offering of common stock in June 2011 and proceeds from the exercise of employee stock options. These proceeds were reduced by payments on our capital lease and financed equipment obligations. Net cash used in financing activities of $67,000 for the nine months ended September 30, 2010 was related to payments on capital lease and financed equipment obligations.
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
Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and any future clinical trials of OstarineTM and CapesarisTM;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or any potential future collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011 and December 2009, we announced workforce reductions of approximately 15% and 26%, respectively, in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcomes of our ongoing clinical trials of OstarineTM and CapesarisTM and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Financial Condition and Need for Additional Financing
We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*
As of September 30, 2011, we had an accumulated deficit of $375.5 million. Due to the recognition of the remaining $49.9 million of unamortized revenue following the termination of an exclusive license and collaboration agreement for our SARM program, we reported net income of $15.3 million for the year ended December 31, 2010. However, we have incurred losses in each prior year since our inception in 1997, including net losses of $46.3 million and $51.8 million in 2009 and 2008, respectively. Our net loss for the nine months ended September 30, 2011 was $22.6 million. We expect to incur significant net losses in 2011 and for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the nine months ended September 30, 2011, we recognized $4.9 million in net revenues from the sale of FARESTON®. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.
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
We estimate that our current cash, cash equivalents, and short-term investments, together with interest income and product revenue from the sale of FARESTON®, will be sufficient to meet our projected operating requirements into the first half of 2013. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for OstarineTM and CapesarisTM, we will need to obtain substantial additional funding. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and any future clinical trials of OstarineTM and CapesarisTM;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

•	the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or any potential future collaborators may develop;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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
To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcomes of our ongoing clinical trials of OstarineTM and CapesarisTM and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.
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
Significant delays in clinical testing could materially impact our product development costs. We do not know whether future clinical trials will begin on time, or whether ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. We or any potential future collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential future collaborators’ ability to commercialize our product candidates, including:
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
Capesaris™ is a new chemical entity that is selective for estrogen receptor alpha. Similar to other estrogenic therapies, there may be an increased risk of venous thromboembolic events, or blood clots, and increases in liver enzymes with CapesarisTM treatment. Although to date Capesaris™ has been generally well tolerated in clinical trials that we have completed, one subject receiving CapesarisTM in one of our completed studies experienced a blood clot in his leg and was discontinued from the study. It is possible that blood clots, increases in liver enzymes and other adverse effects may be observed in our ongoing and future CapesarisTM clinical studies.
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
Risks Related to Our Intellectual Property
If we lose our license from the University of Tennessee Research Foundation, or UTRF, we may be unable to continue a substantial part of our business.*
We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. This license agreement, under which we were granted rights to SARM compounds and technologies, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If this agreement is terminated, then we may lose our rights to utilize the SARM technology and intellectual property covered by that agreement to market, distribute and sell licensed products, including OstarineTM, which may prevent us from continuing a substantial part of our business and may result in a serious adverse effect on our financial condition, results of operations and any prospects for growth.
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
The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since determined to discontinue our toremifene 80 mg development program. While we have met with the FDA to discuss the development programs and endpoints for OstarineTM and CapesarisTM, there can be no assurance that the FDA will ultimately determine that data from our current and potential future trials will be sufficient for approval of either of these product candidates.
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
•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 94% of our product sales of FARESTON® for the nine months ended September 30, 2011;

•	any further restrictions, limitations, and/or warnings added to the FARESTON® label;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.

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
We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery or payment for health care products and services, or sales, marketing and pricing practices could negatively impact our business, operations and financial condition.

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
With respect to our SARM program, there are other SARM product candidates in development that may compete with OstarineTM and any future SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc., and Galapagos NV. Pfizer Inc., Eli Lilly & Co. and Amgen have myostatin inhibitors in development that may compete with Ostarine™ if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis). Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators and other agents, that may have some muscle building activity. Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase III clinical trials for treatment of cancer cachexia in patients with non-small cell lung cancer. Appetite stimulants such as megestrol acetate and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.
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
•	delays in the enrollment or completion of our ongoing clinical trials of Ostarine™ and CapesarisTM, or adverse results in any of our initiated clinical trials;

•	our ability to enter into new collaborative arrangements with respect to our product candidates;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

•	the timing of achievement of, or failure to achieve, our and any potential future collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates, or delays in or adverse events during the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;

•	additional changes to the label for FARESTON® that further restrict how we market and sell FARESTON®;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	introductions or announcements of technological innovations or new products by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	hedging or arbitrage trading activity that may develop regarding our common stock;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*
As of September 30, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 59.2% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.5% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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
If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*
For the 12-month period ended September 30, 2011, the average daily trading volume of our common stock on The NASDAQ Global Market was 243,026 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2011, we had 62,790,223 shares of common stock outstanding.
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

GTx, Inc.
Date: November 4, 2011	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 4, 2011	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number		Description
3.1		Restated Certificate of Incorporation of GTx, Inc.(1)

3.2		Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc. (2)

3.3		Amended and Restated Bylaws of GTx, Inc.(3)

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2		Specimen of Common Stock Certificate(4)

4.3		Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(4)

4.4		Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(4)

4.5		Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(5)

4.6		Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(5)

31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

32.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

101.INS	*	XBRL Instance Document(7)

101.SCH	*	XBRL Taxonomy Extension Schema Document(7)

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document(7)

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document(7)

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document(7)

*	Filed herewith.

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(6)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(7)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.