Form 10-K
period 2011-12-31
GTX INC /DE/
filed 2012-03-02
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on June 30, 2011 as reported on The NASDAQ Global Market was $139,617,253.

There were 62,803,673 shares of registrant’s common stock issued and outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•

the anticipated progress of our research, development and clinical programs, including whether our ongoing clinical trials of enobosarm (also known as OstarineTM or GTx-024) will achieve similar results to clinical trials that we have previously concluded;

•	the timing, scope and anticipated initiation, enrollment and completion of our ongoing clinical trials of enobosarm and any other future clinical trials that we may conduct;

•	whether and to what extent the U.S. Food and Drug Administration will allow us to further develop Capesaris® (GTx-758) in any indication;

•	the timing of regulatory submissions and the timing, scope and anticipated outcome of related regulatory actions;

•	our ability to establish and maintain potential new collaborative arrangements for the development and commercialization of our product candidates;

•	our ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to market, commercialize and achieve market acceptance for our product candidates or products that we may develop;

•	our ability to generate additional product candidates for clinical testing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.

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

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). Our lead SARM product candidate, enobosarm (also known as OstarineTM or GTx-024), has to date been evaluated in eight completed clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name from USAN, recognizing enobosarm as the first in this new class of compounds.

We held End of Phase II meetings with the U.S. Food and Drug Administration, or FDA, prior to initiating our Phase III clinical development of enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer, or NSCLC. Based upon data from our Phase II clinical trials and with feedback from the FDA, we designed the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in cancER) pivotal Phase III clinical trials evaluating enobosarm for this indication. We also met with representatives of the Medicines and Healthcare Products Regulatory Agency (United Kingdom) and Medical Products Agency (Sweden), who confirmed that the design of the POWER 1 and POWER 2 clinical trials should be sufficient for the European Medicines Agency to support registration in Europe. We are conducting each of these trials in clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, approximately 300 patients with Stage III or IV non-small cell lung cancer will be randomized to placebo or enobosarm 3 mg at the time they are to begin first line chemotherapy. Enrollment in each of the pivotal Phase III clinical trials is ongoing. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. We currently expect data from these pivotal Phase III clinical trials in the first quarter of 2013. We intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, including enobosarm.

On February 21, 2012, we announced that the FDA had placed a clinical hold on our clinical trials evaluating Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, or ER alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal treatment. A clinical hold is a notification issued by the FDA to the trial sponsor to delay a clinical trial or suspend an ongoing clinical trial. The clinical hold, which was effective as of February 17, 2012, affects our Phase II maintenance dose finding clinical trial to evaluate Capesaris® 1000 mg and 2000 mg once-a-day doses compared to Lupron Depot® (leuprolide acetate for depot suspension) in 164 men with advanced prostate cancer, and our Phase II loading dose finding clinical trial evaluating a 1000 mg twice-a-day dose or 1500 mg twice-a-day dose to medically castrate men with advanced prostate cancer. Additionally, the clinical hold applies to our Phase II clinical trial evaluating Capesaris® 2000 mg once-a-day dose to determine the ability of Capesaris® to reduce serum prostate specific antigen, or PSA, and the duration of this PSA reduction in 25 men with castration resistant prostate cancer, or CRPC, who were currently receiving androgen deprivation therapy, or ADT. The clinical hold followed our reports to the FDA of venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the clinical hold, we suspended further enrollment into these three studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. Subject to further input from the FDA, we believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC. We plan to work with the FDA to determine the appropriate course of action, if any, to evaluate Capesaris® in these patient populations. There can be no assurance that the FDA will allow us to further develop Capesaris® in these or any other patient populations.

We have an extensive preclinical pipeline generated from our own discovery program, including inhibitors of steroid biosynthetic enzymes, anticancer therapies (receptor tyrosine kinase and tubulin inhibitors), estrogen receptor beta agonists, and other novel compounds that are currently in preclinical development for the potential treatment of cancer, metabolic diseases, ophthalmic diseases, psoriasis and/or pain.

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. In 2011, we discontinued our toremifene 80 mg and toremifene 20 mg development programs.

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

A selective estrogen receptor alpha agonist is a nonsteroidal compound with the ability to preferentially bind and activate estrogen receptor alpha as compared to estrogen receptor beta. Capesaris®, as a selective estrogen receptor alpha agonist, may have the ability to treat men with metastatic hormone sensitive prostate cancer and CRPC with lower incidences of hot flashes, insulin resistance, bone loss or other side effects related to luteinizing hormone releasing hormone, or LHRH, agonists and antagonists. As data from our recent clinical trials indicated that a greater risk of blood clots are associated with higher dosages of Capesaris®, we plan to discuss with the FDA whether there may be a path forward to develop Capesaris® at lower doses in these patient populations. There can be no assurance that the FDA will allow us to further develop Capesaris® in these or any other patient populations.

Commercial Product

FARESTON®

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women in the United States. Toremifene is a selective estrogen receptor modulator, or SERM, owned and manufactured by Orion and is the active pharmaceutical ingredient in FARESTON®. On January 1, 2005, we entered into an amended and restated license and supply agreement with Orion to exclusively license toremifene for all indications in the United States and for all indications in humans except breast cancer outside of the United States.

We sell FARESTON® primarily through wholesale drug distributors. Our top three distributors, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation, accounted for approximately 95% of our product sales generated from the sale of FARESTON® for the year ended December 31, 2011. The loss of any of these three distributors could have a material adverse effect on continued FARESTON® sales. FARESTON® net product sales accounted for 45%, 6%, and 22% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm (OstarineTM; GTx-024)
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Enrolling the POWER 1 and POWER 2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

Capesaris® (GTx-758)
First and second line hormonal treatment of advanced prostate cancer[1]	Selective ER alpha agonist	Phase II	Clinical development suspended as a result of a clinical hold placed on our three Capesaris clinical trials by the FDA in February 2012 for safety reasons.

[1]

We believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC. We plan to work with the FDA to determine the appropriate course of action, if any, to evaluate Capesaris® in these or any other patient populations.

SARMs

SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss).

Enobosarm for the Prevention and Treatment of Muscle Wasting in Patients with Cancer

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

Enobosarm is an oral nonsteroidal SARM which means that it is similar to testosterone in activating androgen receptors in muscle, thereby promoting lean body mass (muscle) and improving physical function, while avoiding other effects which have been observed with testosterone such as stimulation of sebaceous glands, the cause of hair growth and acne, or epithelial cells of the prostate, which may exacerbate BPH or stimulate prostate cancer. Enobosarm, as a selective anabolic agent, may play an important role in the prevention and treatment of muscle wasting in cancer patients.

Potential Market. Lung cancer accounts for more deaths than any other cancer in both men and women. Worldwide, there are an estimated 1.5 million new cases and approximately 1.3 million deaths annually. In the United States, there are approximately 225,000 new cases and 160,000 deaths attributed to lung cancer each year. Approximately 85% of all newly diagnosed lung cancers are non-small cell lung cancer. Up to 50% of non-small cell lung cancer patients have severe muscle wasting at diagnosis with the majority developing severe wasting throughout the course of their disease. Lower body functional limitations, such as the inability to walk up or down steps without rest, or the inability to lift 10 pounds, are present in almost 90% of lung cancer survivors.

There are currently no drugs approved by the FDA for the prevention or treatment of muscle wasting in patients with NSCLC. Supplemental nutritional support alone has little or no benefit in counteracting muscle wasting in cancer patients. Although there are two commercially available anabolic steroids that can be prescribed off-label for the treatment of weight loss in cancer patients, chronic use of these drugs may result in liver toxicity or other adverse events and has limited their use. Megace® (megestrol acetate), an appetite stimulant, has also been used off-label for cancer patients, but has not been shown to increase lean body mass or improve physical function despite increasing appetite in some patients. Additionally, there are other companies developing drugs for the treatment of muscle wasting, appetite stimulation and cachexia. These compounds may compete with enobosarm if approved for commercial sale.

Clinical Trials. Enobosarm has been evaluated in eight completed clinical trials enrolling approximately 600 subjects, and is currently being evaluated in two pivotal Phase III clinical trials.

In May 2006, we initiated a Phase II proof of concept, double blind, randomized, dose finding placebo controlled clinical trial in 60 elderly men and 60 postmenopausal women. The trial was designed to evaluate enobosarm treatment in building lean muscle mass, as well as to assess safety in both elderly men and postmenopausal women. In December 2006, we reported the top line results. Without a prescribed diet or exercise regimen, all subjects treated with enobosarm had dose dependent increases in the primary endpoint of total lean body mass. Treatment with enobosarm also resulted in a dose dependent improvement in functional performance, a secondary endpoint, measured by stair climb. Enobosarm had a favorable safety profile, with no serious adverse events reported. Enobosarm also exhibited tissue selectivity with beneficial effects on lean body mass and performance and with no clinically relevant changes in measurements of serum PSA, sebum production, serum LH, or hair growth.

In July 2007, we initiated a Phase IIb randomized, double blind, placebo controlled clinical trial evaluating enobosarm for the treatment of muscle wasting in 159 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, or breast cancer. In October 2008, we announced top line results of this clinical trial. The study met its primary endpoint of absolute change in total lean body mass compared to placebo and the secondary endpoint of physical function, measured by stair climb, after 16 weeks of treatment. The Phase III clinical trials currently being conducted with enobosarm are based on the data in the subset of subjects in this Phase IIb study with non-small cell lung cancer.

In 2009, enobosarm was evaluated in a 12 week, randomized Phase Ib clinical trial comparing enobosarm to two doses of another SARM (Merck compound MK-3984) and to placebo in 88 postmenopausal women. Total lean body mass was measured at baseline and 12 weeks, and physical performance was evaluated at the same interval by bilateral leg press machine. After 12 weeks of treatment, enobosarm 3 mg significantly increased total lean body mass. Enobosarm treatment also resulted in increased leg muscle strength. Enobosarm treatment did not cause virilization, as there was no change in sebaceous gland volume, rate of sebum excretion, or hair follicle gene expression.

We held End of Phase II meetings with the FDA prior to initiating our Phase III clinical development of enobosarm for the prevention and treatment of muscle wasting in patients with NSCLC. Based upon data from our Phase II clinical trials and with feedback from the FDA, we designed the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in cancER) pivotal Phase III clinical trials evaluating enobosarm for this indication. We also met with representatives of the Medicines and Healthcare Products Regulatory Agency (United Kingdom) and Medical Products Agency (Sweden), who confirmed that the design of the POWER 1 and POWER 2 clinical trials should be sufficient for the European Medicines Agency to support registration in Europe. We have commenced each of these trials, which are being conducted in clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, approximately 300 patients with Stage III or IV non-small cell lung cancer will be randomized to placebo or enobosarm 3 mg at the time they are to begin first line chemotherapy. Enrollment in each of the pivotal Phase III clinical trials is ongoing. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by DXA and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. We currently expect data from these pivotal Phase III clinical trials in the first quarter of 2013.

Selective ER Alpha Agonist

Capesaris® for the Treatment of Metastatic Hormone Sensitive Prostate Cancer and Castration Resistant Prostate Cancer

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

We have been developing Capesaris®, an oral selective ER alpha agonist, for first and second line hormonal treatment of advanced prostate cancer. Capesaris® was designed to achieve medical castration in men with prostate cancer by feedback inhibition of the hypothalamic- pituitary-gonadal axis. Capesaris® causes the liver to secrete a protein, sex hormone binding globulin, which binds to testosterone circulating in the blood and reduces levels of free testosterone, which is the form of testosterone that is responsible for the stimulation of prostate cancer. Because of the mechanism of action of Capesaris®, we designed Phase II clinical studies to demonstrate that castration may be achieved and maintained with lower incidences of concomitant bone loss, insulin resistance, or hot flashes typically associated with LHRH agonists or antagonists.

On February 21, 2012, we announced that the FDA had placed a clinical hold on our clinical trials to evaluate Capesaris® for first line androgen deprivation therapy for advanced prostate cancer and second line hormonal treatment. The clinical hold followed our reports to the FDA of venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at doses studied (1000 mg and higher). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the clinical hold, we suspended further enrollment into these ongoing studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. Subject to further input from the FDA, we believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC. There can be no assurances that the FDA will allow us to further develop Capesaris® in these or any other patient populations.

Potential Market. We plan to discuss with the FDA the potential development of Capesaris® as an oral secondary hormonal therapy for CRPC and as first line hormonal therapy for men with hormone sensitive metastatic prostate cancer. We believe there are approximately 80,000 men in the United States with CRPC who have not received chemotherapy. We believe there are approximately 36,000 men diagnosed each year with metastatic hormone sensitive prostate cancer.

There are no drugs currently approved for the treatment of CRPC in patients who have not yet received chemotherapy, although several drugs are in clinical development for this indication. We believe new hormonal therapies in development, if approved, will be used prior to chemotherapy as physicians and patients look for treatment options capable of delaying cancer progression and possibly prolonging survival prior to chemotherapy.

For metastatic hormone sensitive prostate cancer, ADT is the most common treatment. ADT reduces testosterone, a primary growth factor for prostate cancer, to castrate levels. ADT is currently accomplished either surgically by removal of the testes, or chemically by injection with LHRH agonists or antagonists. These LHRH agents work by shutting off LH secretion by the pituitary gland thereby stopping testosterone production by the testes. The reduction in testosterone by ADT also results in very low estradiol levels in men, because estradiol is derived from testosterone in men. Estrogen deficiency side effects associated with LHRH therapies may include bone loss and fractures, adverse lipid changes, hot flashes, gynecomastia, decreased libido, impaired cognitive function, increase in body fat composition, insulin resistance, metabolic syndrome, diabetes and cardiovascular disease. Capesaris® was designed to achieve medical castration with lower incidences of hot flashes, concomitant bone loss, or insulin resistance typically associated with LHRH therapies.

There are no approved androgen deprivation therapies designed to significantly minimize estrogen deficiency side effects, including bone loss, fractures, insulin resistance and hot flashes. For many men on ADT, physicians are currently prescribing certain drugs, some of them on an off-label basis, to help ameliorate some of the specific estrogen deficiency related side effects of ADT. These drugs include off-label use of bisphosphonates for osteoporosis and Megace® (megestrol acetate) and antidepressants for hot flashes.

In the event that the FDA determines we may continue the development of Capesaris®, the ability of Capesaris® to be an effective secondary hormonal therapy for men with CRPC or primary hormonal therapy for men with metastatic hormone sensitive prostate cancer will be dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations.

Clinical Trials. In 2009, we evaluated Capesaris® in healthy male volunteers in two Phase I clinical trials, including a ten day multiple ascending dose study in 61 subjects where Capesaris® demonstrated the ability to increase serum SHBG and to reduce serum total and free testosterone. In September 2010, we announced that in a Phase II, open label, pharmacokinetic and pharmacodynamic clinical trial in young healthy male volunteers, Capesaris® suppressed serum total testosterone to castrate levels (levels of serum total testosterone less than 50ng/dL), increased serum SHBG, and reduced serum free testosterone, the form of testosterone which is available to prostate cancer cells for growth. The percentage of treatment compliant subjects receiving 1500 mg of Capesaris® who achieved medical castration was comparable to rates of castration observed with LHRH agonists or antagonists therapies. In May 2011, we completed a Phase I clinical trial of Capesaris® using a tablet formulation in older healthy male volunteers. In this trial, reductions in testosterone to medical castration levels, increases in SHBG and decreases in free testosterone were observed in Capesaris® doses given orally each day.

We designed two Phase II clinical trials to identify an appropriate dose of Capesaris® to achieve and maintain medical castration (less than 50ng/dL) from day 28 to day 364 in men with advanced prostate cancer. In June 2011, we initiated the Phase II maintenance dose finding clinical trial evaluating Capesaris® 1000 mg and 2000 mg once-a-day doses compared to Lupron Depot® (leuprolide acetate for depot suspension) in 164 men with advanced prostate cancer. We also initiated the Phase II loading dose finding clinical trial evaluating 1000 mg and 1500 mg doses twice-a-day to medically castrate men by day 28 in 104 men with advanced prostate cancer. After day 28, castrate patients were to continue treatment on one of two once-a-day doses of Capesaris®, 2000 mg or 1000 mg, until day

360. We were also conducting a second line hormonal therapy Phase II clinical trial evaluating Capesaris® 2000 mg once-a-day dose in 25 men with CRPC. The objective of this trial was to determine the ability of Capesaris® to reduce serum PSA and the duration of this PSA reduction in men with CRPC who are currently receiving ADT. On February 21, 2012, we announced that the FDA had placed a clinical hold on these three clinical trials, effective February 17, 2012. The clinical hold followed our reports to the FDA of venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the clinical hold, we suspended further enrollment into these three studies and notified clinical sites to discontinue treatment of subjects with Capesaris®.

Subject to further input from the FDA, we believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC. We plan to work with the FDA to determine the appropriate course of action to evaluate Capesaris® in these patient populations. There can be no assurance that the FDA will allow us to further develop Capesaris® in these or any other patient populations.

Drug Discovery and Other Research and Development

We have an extensive preclinical pipeline generated from our own discovery program, including inhibitors of steroid biosynthetic enzymes, anticancer therapies (receptor tyrosine kinase and tubulin inhibitors), estrogen receptor beta agonists, and other novel compounds that are currently in preclinical development for the potential treatment of cancer, metabolic diseases, ophthalmic diseases, psoriasis and/or pain.

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

We also have significant medicinal scale-up and high throughput capabilities, which facilitate our rapid synthesis and evaluation of new compounds. Throughout our discovery process, we build diversity into our chemistry structures in order to improve our likelihood of success in developing novel compounds that have the potential to treat multiple indications. Through this approach, we have generated clinical product candidates that target the androgen receptor, such as enobosarm, and the estrogen receptor alpha, such as Capesaris®. We continue to conduct research and development efforts focused on other androgen receptor agonists and antagonists, ER alpha agents, ER beta agents, SARM compounds, other selective hormone receptor modulator compounds and anticancer agents.

Toremifene

In December 2008, we submitted a New Drug Application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT to the FDA. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg notifying us that the FDA would not approve our NDA in its present form as a result of certain clinical deficiencies indentified in the Complete Response Letter, which deficiencies could only be addressed by conducting an additional pivotal Phase III clinical trial of toremifene 80 mg. In the second quarter of 2011, we evaluated the business case for toremifene 80 mg and concluded that we would discontinue our toremifene 80 mg development program.

In May 2010, we announced that toremifene 20 mg failed to meet the primary efficacy endpoint in a completed Phase III clinical trial evaluating toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia. During 2010, we determined to discontinue our toremifene 20 mg development program.

Our Strategy

Our objective is to discover, develop and commercialize small molecules that selectively target hormone pathways for the treatment of cancer, cancer supportive care, and other serious medical conditions. Key elements of our strategy to achieve this objective are to:

Pursue Clinical Development and Commercialization of SARMs. Based upon data from our Phase II clinical trials and with feedback from the FDA, we have initiated two pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer. We also intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, which includes enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer, as well as other indications.

Evaluate Potential Future Development of Capesaris®. Following the clinical hold placed on our three Phase II Capesaris® clinical trials for the first and second line hormonal treatment of advanced prostate cancer, we are evaluating the feasibility of potential future development of Capesaris®. Subject to further input from the FDA, we believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC. We plan to work with the FDA to determine the appropriate course of action, if any, to evaluate Capesaris® in these patient populations. There can be no assurance that the FDA will allow us to further develop Capesaris® in these or any other patient populations.

Build Upon Our Other Drug Discovery Capabilities to Sustain Our Small Molecule Product Candidate Pipeline. While our clinical development efforts to date have focused on selective hormone receptor modulator technologies, we have the capability to discover and develop additional drug candidates for other important disease targets. We intend to develop new molecules to treat diseases that affect patients that are underserved by available alternatives or for which there are no current alternatives.

Licenses and Collaborative Relationships

In addition to our internally-developed and discovered small molecules, we have established and intend to continue to pursue licenses from and collaborative relationships with pharmaceutical companies and academic institutions to further the development and commercialization of our small molecule product candidates. Our most significant license and collaboration relationships are described below.

Orion Corporation

In March 2000, we entered into a license and supply agreement with Orion to develop and commercialize products containing toremifene. Our rights under the original license agreement were limited to specific disease fields pertaining to prostate cancer. In December 2004, we entered into an agreement with Orion to purchase specified FARESTON® related assets which Orion had re-acquired from another licensee. We also entered into an amended and restated license and supply agreement in January 2005. We paid Orion approximately $5.2 million under these agreements for the assets and related license rights.

Under the amended and restated license and supply agreement, we obtained an exclusive license from Orion to develop and commercialize toremifene-based products for all human indications worldwide, except breast cancer outside of the United States. We are required to pay Orion a portion of certain types of upfront and milestone income that we receive from third-party sublicensees, after we recover our clinical development costs. We are also required to pay Orion a royalty in the low-teens on sales by us, our affiliates and third-party sublicensees of toremifene-based products, including FARESTON®. In addition, we are required to pay up to $1.0 million if we are acquired before receiving marketing approval for the use of toremifene for the treatment or prevention of prostate cancer or related conditions, the development of which we have discontinued.

Our license and supply agreement with Orion requires that Orion will manufacture and supply all of our and our sublicensees’ needs for clinical trial and commercial grade material for toremifene-based products developed and marketed in the United States and abroad, including toremifene globally and FARESTON® in the United States, and that we purchase such products exclusively from Orion, unless and until Orion terminates its supply obligations in accordance with the terms of the agreement. Orion has the right to terminate its supply obligations at its election at any time, in which event we will have the right to enter into a contract manufacturing agreement with another supplier for toremifene-based products. However, any arrangements we make for an alternative supply would have to be made with a qualified alternative supplier with appropriate FDA approval in order for us to obtain our supply requirements for toremifene. The term of the amended and restated license and supply agreement lasts, on a country-by-country basis, until the later of expiration of our own patents claiming the manufacturing or the methods of use of toremifene for prostate cancer or the end of all marketing or regulatory exclusivity which we may obtain for toremifene-based products. Our method of use patents pertaining to toremifene for prostate cancer expires in 2022. Orion may terminate the amended and restated license and supply agreement, in its entirety or in some cases on a country-by-country basis, as a result of our uncured material breach or our bankruptcy.

University of Tennessee Research Foundation

In July 2007, we and the University of Tennessee Research Foundation, or UTRF, entered into a consolidated, amended and restated license agreement, or the SARM License Agreement, to consolidate and replace our two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to the SARM License Agreement, we were granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, and certain improvements thereto, and exclusive rights to certain future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Unless terminated earlier, the term of the SARM License Agreement will continue, on a country-by-country basis, for the longer of 20 years or until the expiration of the last valid claim of any licensed patent in the particular country in which a licensed product is being sold. UTRF may terminate the SARM License Agreement for our uncured breach or upon our bankruptcy.

Under the SARM License Agreement, we paid UTRF a one-time, upfront fee of $290,000 as consideration for entering into the SARM License Agreement. We are also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues. During the year ended December 31, 2007, we paid UTRF a sublicense royalty of approximately $1.9 million as a result of our previous collaboration with Merck & Co., Inc. We also agreed to pay all expenses to file, prosecute and maintain the patents relating to the licensed SARM technologies, and are obligated to use commercially reasonable efforts to develop and commercialize products based on the licensed SARM technologies. In December 2008, we and UTRF amended the SARM License Agreement, or the SARM License Amendment, to, among other things, clarify the treatment of certain payments that we may receive from our current and future sublicensees for purposes of determining sublicense fees payable to UTRF, including the treatment of payments made to us in exchange for the sale of our securities in connection with sublicensing arrangements. In consideration for the execution of the SARM License Amendment, we paid UTRF $494,000.

Former Collaboration with Ipsen

In March 2011, we and Ipsen mutually agreed to terminate our former collaboration and license agreement, which was entered into in September 2006 and amended in March 2010. Under the former collaboration and license agreement with Ipsen, we granted Ipsen exclusive rights to develop and commercialize toremifene in all indications (except the treatment and prevention of breast cancer outside of the United States), initially in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States, and subsequently expanded to include Australia and certain countries in North Africa, the Middle East and Asia (excluding Japan). In connection with the termination of the collaboration and license agreement, and in exchange for our reacquiring all of Ipsen’s rights under the former collaboration agreement, we agreed to pay Ipsen a low single digit royalty on net sales of toremifene 80 mg in the United States if approved for commercial sale. Following the termination of our collaboration and license agreement with Ipsen, we discontinued our toremifene development programs.

Manufacturing

We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates.

There are no complicated chemistries or unusual equipment required in the manufacturing process for enobosarm and our other SARM compounds. The active ingredient in enobosarm is manufactured using a five-step synthetic process that uses commercially available starting materials for each step. Enobosarm drug product is manufactured using conventional manufacturing technology without the use of novel excipients. We rely on third-party vendors for drug substance and drug product manufacturing.

There are no complicated chemistries or unusual equipment required in the manufacturing process for Capesaris®. The active ingredient in Capesaris® is manufactured using a three-step synthetic process that uses commercially available starting materials for each step. Capesaris® drug product is manufactured using conventional manufacturing technology without the use of novel excipients. However, we continue to evaluate new processing and manufacturing technologies, and may use these new technologies in the manufacturing of Capesaris® drug product formulations in the future. We rely on third-party vendors for the manufacture of Capesaris® drug substance and drug product.

We have agreed to purchase from Orion our commercial requirements of FARESTON® tablets for at a specified price under an amended and restated license and supply agreement. Although the raw materials necessary to manufacture toremifene citrate tablets are readily available, we rely on Orion as our only supplier of FARESTON® tablets. Orion’s manufacturing facility complies with the FDA’s current Good Manufacturing Practice regulations. Orion may terminate its obligation to supply us at its election at any time. Under these circumstances, we would need to make arrangements for FARESTON® tablets to be made by a qualified alternative supplier with the appropriate FDA approval in order for us to obtain our supply requirements for FARESTON® tablets.

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

SARMs for the Prevention and Treatment of Muscle Wasting in Patients with Cancer

There are currently no drugs approved by the FDA for the prevention and treatment of muscle wasting in patients with cancer. Although there are two commercially available steroids, nandrolone and oxandrolone, that are sometimes prescribed off-label for the treatment of weight loss in patients with chronic illnesses, including cancer, chronic use of these drugs may result in significant and serious adverse effects. For example, oxandrolone has a black box warning for liver toxicity as well as warnings and precautions related to increased risk for prostate cancer in men and virilization in women. Oxandrolone is indicated as an adjunctive therapy to promote weight gain after weight loss following extensive surgery, chronic infections and severe trauma, and in some patients who without pathophysiologic reasons fail to maintain normal weight and to offset the protein catabolism associated with prolonged administration of corticosteroids.

Testosterone products have been used off-label to treat secondary hypogonadism. Owing to their potentially unwanted effects and inconvenient dosing, we believe that testosterone products have had a limited impact on the market for muscle wasting. There are other SARM product candidates in development that may compete with our SARM product candidates if approved, including SARMs in development from Ligand Pharmaceuticals Inc., GlaxoSmithKline, Galapagos NV, and Bristol-Myers Squibb Company. Pfizer Inc., Eli Lilly & Co., and Amgen

have previously reported myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis). Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, inflammatory modulators, and growth hormone secretagogues, that may have some muscle activity. A ghrelin receptor agonist is being evaluated by Helsinn Group for the treatment of cancer cachexia in patients with non-small cell lung cancer. Other appetite stimulants such as Megace® (megestrol acetate) and dronabinol are also used off-label for weight loss and loss of appetite in patients with cancer.

Capesaris® for the Treatment of Metastatic Hormone Sensitive Prostate Cancer and Castration Resistant Prostate Cancer

There are currently no drugs approved by the FDA for secondary hormonal therapy for men with CRPC. There are several hormonal therapy product candidates in development to treat these patients. MDV 3100 is being developed by Medivation, Inc. TAK-700 is being developed by Millennium: The Takeda Oncology Company to treat CRPC in men who have not yet received chemotherapy and in men who have failed chemotherapy. Zytiga® (abiraterone acetate) coadministered with prednisone is being marketed by Johnson & Johnson for the treatment of metastatic prostate cancer in men who have failed chemotherapy. Johnson & Johnson is also developing Zytiga® with prednisone for the treatment of men with CRPC who have not yet received chemotherapy.

For hormone sensitive metastatic prostate cancer, ADT is the most common treatment. ADT results in a castrate level of serum total testosterone by reducing LH secretion by the pituitary and is the primary treatment for advanced prostate cancer. Several major pharmaceutical companies market an ADT product and they have been very competitive in defending their business. Leuprolide (Lupron® marketed by Abbott Laboratories) and goserelin (Zoladex® marketed by Astra-Zeneca) are the leading ADT products and both are LHRH agonists. Manufacturers have patented new formulations (Eligard® marketed by Sanofi-Aventis and QLT, Inc.) or extended release formulations which have extended their brand’s life (Lupron® marketed by Abbott Laboratories). Histerlin an implant marketed as Vantas® (Endo Pharmaceuticals) is a one year LHRH agonist implant. Triptorelin marketed as Trelstar® (Watson Pharmaceuticals) and marketed as Decapeptyl® (Ipsen) is also a LHRH agonist. The most recently approved ADT product is Degarelix marketed as Firmagon® (Ferring Pharmaceuticals). Degarelix is a LHRH antagonist that avoids the testosterone flare seen with LHRH agonists. All existing ADT products are injectables and all can result in estrogen deficiency side effects (hot flashes, bone loss and fractures, increase in body fat composition, loss of libido, impaired cognition and adverse lipid changes). It is generally believed that all marketed ADT products have similar efficacy. There are no known late stage non-LHRH agonist and antagonist products in development for ADT.

Product Sales

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. Effective June 1, 2011, we no longer utilize a sales force for FARESTON® promotional efforts, which has the potential to result in a decline in sales volume in future periods. In order to commercialize any future products, we will need to develop our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates.

Intellectual Property

We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

For enobosarm and our other SARM compounds, we have an exclusive license from UTRF under its issued patents and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy, and other European Union countries, as well as in certain other countries outside those regions, covering the composition of matter of the active pharmaceutical ingredient for pharmaceutical products, pharmaceutical compositions and methods of synthesizing the active pharmaceutical ingredients. We have also exclusively licensed from UTRF issued and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy and other

European Union countries, as well as in certain other countries outside those regions, related to methods for treating muscle wasting disorders, including cancer cachexia, and for treating sarcopenia and increasing muscle performance, muscle size and muscle strength and increasing the strength of or mass of a bone and for treating bone related disorders, including bone frailty and osteoporosis. The patents we licensed from UTRF and issued in the United States for enobosarm expire in 2024. Issued patents for our other SARM compounds in the United States will expire between 2021 and 2024, depending on the specific SARM compound. The patents we licensed from UTRF and issued outside of the United States for enobosarm expire in 2025, and with respect to other SARM compounds, expire in 2021 and 2023, depending on the specific SARM compound. We have pending patent applications for enobosarm and our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2025 and 2027, depending on the specific SARM compound. We have pending patent applications for SARMs in combination with anti-cancer agents that, if issued, would expire in the United States in 2024 and in countries outside the United States in 2028.

We have our own pending patent applications in the United States, Australia, Canada, before the European Patent office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, Japan, and other jurisdictions internationally covering Capesaris® as the composition of matter of the active pharmaceutical ingredient for products developed with this compound and for pharmaceutical compositions and/or methods of treating advanced prostate cancer and treating bone loss, bone fractures, bone mineral density and osteoporosis in male subjects with prostate cancer having undergone androgen deprivation therapy. Patents issuing from our patent applications covering Capesaris® would, if issued, expire in 2028 or 2031 in the United States and in 2026 or 2031 in countries outside of the United States.

We cannot be certain that any of our patent applications, or those of our licensors, will result in issued patents. In addition, because the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions, the patents we own and license, or any further patents we may own or license, may not prevent other companies from developing similar or therapeutically equivalent products. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. We cannot be assured that our patents will not be challenged by third parties or that we will be successful in any defense we undertake. Failure to successfully defend a patent challenge could materially and adversely affect our business.

In addition, changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent defense and enforcement. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to determine what effect or impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

With respect to government payors, FARESTON® is generally covered under Medicaid, Medicare Part D and the Public Health Service (PHS) pharmaceutical pricing program as well as available for purchase by federal agencies. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. FARESTON® is a drug within the scope of Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Effective January 1, 2011, manufacturers, including us, were required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Drug products like FARESTON® are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FFS participation is required for our product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for our product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation.

To maintain coverage of FARESTON® under the Medicaid Drug Rebate Program, we are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which includes changes to the coverage and reimbursement of drug products under government health care programs. The changes, implemented in 2010 and thereafter, include the following: (1) increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care; (2) extending discounted rates on drug products available under the PHS pharmaceutical pricing program to additional hospitals and other providers; (3) assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid; and (4) requiring drug manufacturers to provide a 50% discount on brand name prescription drugs sold to Medicare beneficiaries whose prescription drug costs cause the beneficiaries to be subject to the Medicare Part D coverage gap (i.e., the so-called “donut hole”). Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals.

Regulations Pertaining to Sales and Marketing

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent, for items or services not provided as claimed, or for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. The laws include federal “sunshine” provisions enacted in 2010 as part of the comprehensive federal health care reform legislation. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

Research and Development

Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Our research and development expenses were $31.9 million for the year ended December 31, 2011, $28.5 million for the year ended December 31, 2010, and $32.3 million for the year ended December 31, 2009.

Employees

As of December 31, 2011, we had 90 employees, 28 of whom were M.D.s and/or Ph.D.s. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Management

The following table sets forth information about our executive officers and other key medical, clinical and regulatory officers as of February 29, 2012.

	September 30,	September 30,
Name	Age	Position(s)
Executive Officers
Mitchell S. Steiner, M.D., F.A.C.S	51	Chief Executive Officer and Vice Chairman of the Board of Directors
Marc S. Hanover	49	President and Chief Operating Officer
James T. Dalton, Ph.D	49	Vice President, Chief Scientific Officer
Ronald A. Morton, Jr., M.D., F.A.C.S	53	Vice President, Chief Medical Officer
Henry P. Doggrell	63	Vice President, General Counsel and Secretary
Mark E. Mosteller	49	Vice President, Chief Financial Officer

Other Key Medical, Clinical and Regulatory Officers
K. Gary Barnette, Ph.D	44	Vice President, Clinical Research and Development Strategy
Shontelle Dodson, Pharm. D	41	Vice President, Medical Affairs
Jeffrey G. Hesselberg	53	Vice President, Regulatory Affairs
Domingo Rodriguez, M.D	50	Vice President, Clinical Operations

Executive Officers of the Registrant

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

Marc S. Hanover, a co-founder of GTx, has served as our President and Chief Operating Officer since our inception in September 1997. Mr. Hanover also served as a member of our Board of Directors until August 2011. Prior to joining GTx, Mr. Hanover was a founder of Equity Partners International, Inc., a private equity firm in Memphis, Tennessee, and participated as a founder and investor in three healthcare companies. From 1985 to 1997, Mr. Hanover was a Senior Vice President and a member of the Executive Management Committee of National Bank of Commerce in Memphis, Tennessee. Mr. Hanover holds a B.S. in Biology from the University of Memphis and a MBA in Finance from the University of Memphis.

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

Mark E. Mosteller has served as our Chief Financial Officer since August 2001 and was appointed Vice President on January 20, 2005. From April 1997 to August 2001, Mr. Mosteller was an Executive Vice President of Union Planters Bank National Association, a subsidiary of Union Planters Corporation and Chief Operating Officer of Union Planters Mortgage. From 1994 to 1997, Mr. Mosteller was the Chief Financial Officer of Boatmen’s National Mortgage, Inc., the mortgage subsidiary of Boatmen’s Bancshares, Inc. From 1984 to 1994, Mr. Mosteller served as a Senior Manager in Audit Services at Ernst & Young LLP. Mr. Mosteller is a Certified Public Accountant and holds a B.S. in Accounting from the University of Tennessee.

Other Key Medical, Clinical and Regulatory Officers of the Registrant

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

Jeffrey G. Hesselberg was appointed Vice President, Regulatory Affairs in May 2007. He joined GTx from ICOS Corporation, where from 1996 to May 2007 he served as Manager, Associate Director, and then Director of Regulatory Affairs. Most recently, Mr. Hesselberg worked on the successful development, launch and commercialization of Cialis® (tadalafil) for the treatment of erectile dysfunction. From 1984 to 1996, Mr. Hesselberg worked for Immunex Corporation and the Puget Sound Blood Center. Mr. Hesselberg holds a B.S. in Molecular Biology from the University of Wisconsin–Madison and a MBA from the University of Washington.

Domingo Rodriguez, M.D., was appointed Vice President of Clinical Operations in May 2008. Prior to his appointment, Dr. Rodriguez was the Director of Clinical Operations since October 2005. Dr. Rodriguez joined GTx in November 2004 as a Regional Medical Scientist. From 2001 to 2004, Dr. Rodríguez served as a Medical Director, Medical Science Liaison and District Sales Manager for ICOS Corporation. He began his career in 1987 with Bristol Myers Squibb and for almost 14 years served in various roles in medical affairs, sales and sales training and management. Dr. Rodriguez completed medical school in the Dominican Republic.

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

As of December 31, 2011, we had an accumulated deficit of $386.2 million. Our net loss for the year ended December 31, 2011 was $33.3 million. We expect to incur significant net losses for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have discontinued our toremifene 80 mg and toremifene 20 mg development programs, and we do not anticipate that we will receive any return on our investment in either of our toremifene 80 mg or toremifene 20 mg product candidates. The clinical studies we were conducting for our product candidate, Capesaris® (GTx-758), have been placed on hold by the FDA for safety reasons, pending additional information about the drug product the FDA will be requesting from us, and we have suspended further enrollment in these studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. Our only product candidate in late-stage clinical trials is enobosarm (also known as OstarineTM or GTx-024) and there can be no assurance that the FDA will allow us to further develop Capesaris® in any indication. Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for each of these product candidates and to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future, and it is possible our product candidates will never gain regulatory approval.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the year ended December 31, 2011, we recognized $6.7 million in net revenues from the sale of FARESTON®. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or eliminated, such as the clinical hold that was placed on the development of Capesaris®, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.

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

As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approvals for enobosarm and, if development is permitted to continue, Capesaris®, we will need to obtain substantial additional funding. Our future funding requirements will depend on many factors, including:

•

the scope, rate of progress and cost of our clinical trials and other research and development activities, including additional development activities or studies that may be required by the FDA if we are permitted to continue developing Capesaris®, as well as our ongoing and any future clinical trials of enobosarm;

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

We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the clinical hold placed by the FDA on our three Phase II clinical trials to evaluate Capesaris® and the related uncertainty regarding the continued development of Capesaris®, as well as uncertainty regarding our financial condition, the outcomes of our ongoing clinical trials of enobosarm and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

Risks Related to Development of Product Candidates

We and any potential future collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

Significant additional research and development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, after we had incurred significant development costs, we announced in February 2012 that the FDA has placed our Phase II clinical studies of Capesaris® on clinical hold pending additional information about Capesaris® the FDA will be requesting from us and in May 2010 our toremifene 20 mg product candidate failed to meet its primary efficacy endpoint in our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia. Even if the results of a clinical trial are positive, the efficacy and/or safety results from the trial may be insufficient to support the submission of a NDA to the FDA, or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT, notifying us that the FDA would not approve the NDA. We have since discontinued our toremifene development programs.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether future clinical trials will begin on time, or whether ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. With our Capesaris® Phase II clinical studies currently on clinical hold by the FDA, we do not know when or if and under what circumstances the FDA will permit further clinical development of Capesaris®, and it is possible that we or the FDA could determine that Capesaris® has an unacceptable safety profile at any dosage preventing any further development of Capesaris®. We or any potential future collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential future collaborators’ ability to commercialize our product candidates, including:

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

•	even if preclinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require us to conduct unanticipated additional clinical trials;

•	registration or enrollment in clinical trials may be slower than we anticipate, resulting in significant delays or study terminations;

•	we or any potential future collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	our product candidates may not have the desired effects or may include undesirable side effects, such as the blood clots observed in our Phase II clinical studies of Capesaris®.

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

In our Phase II clinical studies of Capesaris®, we reported to the FDA venous thromboembolic events, or blood clots, in subjects treated with Capesaris at the doses being studied in the trial (1000 mg and higher). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. The FDA has placed our Phase II clinical studies of Capesaris® on clinical hold pending our providing additional information about Capesaris® the FDA will be requesting from us. As a result of the clinical hold, we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. We do not know when or if and under what circumstances the FDA will permit further clinical development of Capesaris®, and it is possible that we or the FDA could determine that Capesaris® has an unacceptable safety profile at any dosage preventing any further development of Capesaris®.

In our Phase II clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which can lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins have also been observed in subjects treated with enobosarm. Lower levels of high-density lipoproteins could lead to increased risk of cardiovascular events.

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

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all, including as a result of the collaboration discussions we are pursuing for enobosarm. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to raise substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

We rely on third-party vendors for the manufacture of enobosarm drug substance. If our supply of enobosarm becomes unusable or if the contract manufacturers that we are currently utilizing to meet our supply needs for enobosarm or any future SARM product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of enobosarm or any future SARM product candidates. In addition, we rely on third-party contractors for the manufacture of Capesaris® drug substance. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If our suppliers fail to meet our requirements for Capesaris®, enobosarm or any future product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates or products.

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

We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. This license agreement, under which we were granted rights to SARM compounds and technologies, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If this agreement is terminated, then we may lose our rights to utilize the SARM technology and intellectual property covered by that agreement to market, distribute and sell licensed products, including enobosarm, which may prevent us from continuing a substantial part of our business and may result in a serious adverse effect on our financial condition, results of operations and any prospects for growth.

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

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensors’ ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent defense and enforcement. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to determine what effect or impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, the FDA announced in 2008 that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. Although the FDA has since publicly expressed a recommitment to meeting PDUFA deadlines, it remains unclear whether and to what extent the FDA will adhere to PDUFA deadlines in the future. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our potential future collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since determined to discontinue our toremifene 80 mg development program. While we have met with the FDA to discuss the development program and required endpoints to obtain approval of enobosarm, there can be no assurance that the FDA will ultimately determine that data from our current Phase III clinical trials of enobosarm will be sufficient for approval of this product candidate. With our Phase II clinical studies of Capesaris® on clinical hold by the FDA, our ability to conduct additional studies of Capesaris® and the circumstances under which we will be allowed to do so is subject to discretion of the FDA, and it is possible that the FDA will not permit any further development of Capesaris®.

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

FARESTON® is currently our only marketed product. FARESTON® is indicated for the treatment of advanced metastatic breast cancer in postmenopausal women. FARESTON® competes against tamoxifen, fulvestrant, and several aromatase inhibitors, including anastrozole, letrozole, and exemestane, for hormonal treatment of breast cancer. Sales of pharmaceuticals for breast cancer in the SERM class have declined in recent years as competitors have gained market share, and we believe this trend will continue. Further, the branded competitors have greater resources and generic competitors are preferred by insurers. Although we continue to market and sell FARESTON®, we no longer utilize a sales force for promotional efforts. Additionally, continued sales may be impacted by many other factors, including the boxed warning added to the label of FARESTON® in March 2011 to highlight that FARESTON® has been shown to prolong the QTc interval in a dose- and concentration-related manner and that prolongation of the QTc interval can result in a type of ventricular tachycardia called Torsades de pointes, which may result in syncope, or temporary loss of consciousness, seizure, and/or death. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. The occurrence of one or more of the following risks may cause sales of FARESTON® to decline:

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 95% of our product sales of FARESTON® for the year ended December 31, 2011;

•	any further restrictions, limitations, and/or warnings added to the FARESTON® label, including any such changes to its boxed warning;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.

If we are unable to establish sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.

We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products, and in any event, we will need to establish sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates. We may be unable to build our own sales and marketing capabilities, and there are risks involved with entering into arrangements with third parties to perform these services, which could delay the commercialization of any of our product candidates if approved for commercial sale. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

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

Additional provisions of the health care reform legislation may negatively affect our revenues and prospects for profitability in the future. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we are assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, made in the preceding year if such sales exceed a defined threshold. As part of the health care reform legislation’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), as of January 1, 2011, we are required to provide a 50% discount on brand name prescription drugs, including FARESTON®, sold to beneficiaries who fall within the donut hole.

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

We have product liability insurance that covers our clinical trials and commercial products up to a $20 million annual aggregate limit. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc., GlaxoSmithKline, Galapagos NV and Bristol-Myers Squibb Company. Pfizer Inc., Eli Lilly & Co. and Amgen have myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis). Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators and other agents, that may have some muscle activity. Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase III clinical trials for treatment of cancer cachexia in patients with non-small cell lung cancer. Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.

We have been developing Capesaris® for first line hormonal treatment of advanced prostate cancer, and there are several products approved to reduce testosterone levels in men with advanced prostate cancer that may compete with Capesaris® if approved for commercial sale, including those marketed by Abbott Laboratories (Lupron Depot®), Sanofi-Aventis (Eligard®), AstraZeneca (Zoladex®), Ferring Pharmaceuticals (Firmagon®), Endo Pharmaceuticals (Vantas®) and Watson Pharmaceuticals (Trelstar®). Additionally, there are various products approved or under clinical development to treat men with advanced prostate cancer who have castration resistant prostate cancer, or CRPC. If the FDA permits us to continue development of Capesaris® to treat men with CRPC, there may be several products to compete with Capesaris® if approved for this indication, such as products being developed by Medivation, Inc., Millennium: The Takeda Oncology Company and Johnson & Johnson.

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

In order to commercialize our product candidates in the future, we may need to hire experienced sales and marketing personnel to sell and market those product candidates we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biotechnology field.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	delays in the enrollment or completion of our ongoing clinical trials of enobosarm or adverse results or events reported in any of our enobosarm clinical trials;

•

whether, to what extent and under what conditions the FDA will permit us to continue developing Capesaris, if at all, and if development is continued, any further reports of blood clots or other adverse events observed in any potential future studies of Capesaris®;

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

•	announcement of FDA approval or non-approval of our product candidates or delays in or adverse events during the FDA review process;

•

actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;

•	additional changes to the label for FARESTON®, including its boxed warning, that further restrict how we market and sell FARESTON®;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	introductions or announcements of technological innovations or new products by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	hedging or arbitrage trading activity that may develop regarding our common stock;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

As of December 31, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 59.4% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.5% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

For the 12-month period ended December 31, 2011, the average daily trading volume of our common stock on The NASDAQ Global Market was 246,934 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2011, we had 62,790,223 shares of common stock outstanding.

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

We sublease approximately 31,000 square feet of laboratory and office space located at 3 North Dunlap Street, Memphis, Tennessee from the University of Tennessee Research Foundation. The sublease expires on December 31, 2012, unless sooner terminated in accordance with the terms of this sublease. We have an option to extend this sublease for an additional two years. We also sublease approximately 31,000 square feet of office space located at 175 Toyota Plaza, Memphis, Tennessee, under an operating lease which expires on April 30, 2015.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock began trading on The NASDAQ Global Market under the symbol “GTXI” on February 3, 2004. The following table presents, for the periods indicated, the high and low intraday sales prices per share of our common stock as reported on The NASDAQ Global Market.

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	High	Low	High	Low
First Quarter	$3.12	$2.27	$4.47	$3.21
Second Quarter	6.86	2.60	4.30	1.90
Third Quarter	4.93	2.67	3.60	2.76
Fourth Quarter	4.74	2.34	3.95	2.45

On February 29, 2012, the closing price of our common stock as reported on The NASDAQ Global Market was $3.46 per share and there were approximately 77 holders of record of our common stock.

Performance Graph1

The rules of the SEC require that we include in our annual report to stockholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use The NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ Stock Market) and The NASDAQ Biotechnology Index (consisting of a group of approximately 117 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below.

The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2006 on The NASDAQ Global Market for: (1) our common stock; (2) The NASDAQ Composite Index and (3) The NASDAQ Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on our common stock. The closing sale price of our common stock on December 31, 2011 as reported on The NASDAQ Global Market was $3.36.

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

You should read the selected financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not indicative of the results to be expected in the future.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales, net	$6,673	$3,827	$3,289	$1,088	$1,076
Collaboration revenue	8,066	56,786	11,441	12,440	6,050

Total revenues	14,739	60,613	14,730	13,528	7,126
Cost and expenses:
Cost of product sales	1,055	768	1,290	649	621
Research and development expenses	31,938	28,495	32,344	44,259	38,508
General and administrative expenses	15,438	17,419	27,778	23,140	13,667

Total costs and expenses	48,431	46,682	61,412	68,048	52,796
(Loss) income from operations	(33,692)	13,931	(46,682)	(54,520)	(45,670)
Other income, net	398	1,363	188	2,740	5,311

(Loss) income before income taxes	(33,294)	15,924	(46,494)	(51,780)	(40,359)
Income tax benefit	—	—	238	—	—

Net (loss) income	(33,294)	$15,294	$(46,256)	$(51,780)	$(40,359)

Net (loss) income per share:
Basic and diluted	$(0.58)	$0.39	$(1.27)	$(1.43)	$(1.16)

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$74,440	$58,631	$49,044	$97,667	$109,988
Working capital	70,772	55,055	34,723	79,047	132,932
Total assets	78,184	64,250	57,721	108,109	159,730
Accumulated deficit	(386,174)	(352,880)	(368,174)	(321,918)	(270,138)
Total stockholders’ equity (deficit)	71,874	51,727	(8,750)	32,018	78,917

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). Our lead SARM product candidate, enobosarm (also known as OstarineTM or GTx-024), has to date been evaluated in eight completed clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization, and is the first compound to receive the SARM stem in its name from USAN, recognizing enobosarm as the first in this new class of compounds.

We held End of Phase II meetings with the U.S. Food and Drug Administration, or FDA, prior to initiating our Phase III clinical development of enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer, or NSCLC. Based upon data from our Phase II clinical trials and with feedback from the FDA, we designed the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in cancER) pivotal Phase III clinical trials evaluating enobosarm for this indication. We also met with representatives of the Medicines and Healthcare Products Regulatory Agency (United Kingdom) and Medical Products Agency (Sweden), who confirmed that the design of the POWER 1 and POWER 2 clinical trials should be sufficient for the European Medicines Agency to support registration in Europe. We are conducting these trials in clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, approximately 300 patients with Stage III or IV non-small cell lung cancer will be randomized to placebo or enobosarm 3 mg at the time they are to begin first line chemotherapy. Enrollment in each of the pivotal Phase III clinical trials is ongoing. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. We currently expect data from these pivotal Phase III clinical trials in the first quarter of 2013. We intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, including enobosarm.

On February 21, 2012, we announced that the FDA had placed a clinical hold on our clinical trials to evaluate Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, or ER alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal treatment. A clinical hold is a notification issued by the FDA to the trial sponsor to delay a clinical trial or suspend an ongoing clinical trial. The clinical hold, which was effective as of February 17, 2012, affects our Phase II maintenance dose finding clinical trial evaluating Capesaris® 1000 mg and 2000 mg once-a-day doses compared to Lupron Depot® (leuprolide acetate for depot suspension) in 164 men with advanced prostate cancer and our Phase II loading dose finding clinical trial evaluating a 1000 mg twice-a-day dose or 1500 mg twice-a-day dose to medically castrate up to 104 men with advanced prostate cancer by day 28. After day 28, castrate patients were to continue treatment on one of two once-a-day doses of Capesaris®, 2000 mg or 1000 mg, until day 360. Additionally, the clinical hold applies to our Phase II clinical trial evaluating Capesaris® 2000 mg once-a-day dose to determine the ability of Capesaris® to reduce serum prostate specific antigen, or PSA, and the duration of this PSA reduction in 25 men with castration resistant prostate cancer, or CRPC, who were currently receiving androgen deprivation therapy, or ADT. The clinical hold followed our reports to the FDA of venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the clinical hold, we suspended further enrollment into these three studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. Subject to further input from the FDA, we believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC. We plan to work with the FDA to determine the appropriate course of action, if any, to evaluate Capesaris® in these patient populations. There can be no assurance that the FDA will allow us to further develop Capesaris® in these or any other patient populations.

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. We previously discontinued our toremifene 80 mg and toremifene 20 mg development programs.

Financial Highlights

Our net loss for the year ended December 31, 2011 was $33.3 million. Our net loss included the recognition of $8.1 million of deferred revenue following the termination of our former license and collaboration agreement with Ipsen Biopharm Limited, or Ipsen, and FARESTON® net product sales of $6.7 million. In June 2011, we announced a reduction of approximately 15% of our workforce in order to reduce our operating expenses relating to our discontinued toremifene development programs. We expect to incur significant net losses in 2012 and for the foreseeable future as we continue our clinical development and research and development activities.

At December 31, 2011, we had cash, cash equivalents and short-term investments of $74.4 million, compared to $58.6 million at December 31, 2010. On June 28, 2011, we completed an underwritten public offering of 11,023,000 shares of our common stock at a price to the public of $4.75 per share. Net cash proceeds from the public offering were approximately $49.0 million, after deducting the underwriting discount and offering expenses.

As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and, if development is permitted to continue, Capesaris®, we will need to obtain substantial additional funding.

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

We expect our research and development expenses for fiscal year 2012 to increase as compared to fiscal year 2011 and to be primarily focused on the following:

•	the continued clinical development of enobosarm;

•	if and to the extent the FDA permits us to continue developing Capesaris®, development activities relating to Capesaris®; and

•	the continued preclinical development of other potential product candidates;

There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, we may not be able to successfully develop and commercialize any of our product candidates.

Drug development in the United States is a process that includes several steps defined by the FDA. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug application which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are the Phase III clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a New Drug Application, or NDA, may be submitted to the FDA. In responding to a NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may not grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. Even if the FDA grants marketing approval, the FDA may impose restrictions, limitations and/or warnings in the label of an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed. In some cases, the FDA may give conditional approval of a NDA for a product candidate on the NDA sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA approval. Any approval of a NDA by the FDA conditioned on completing additional clinical trials may require the sponsor to discontinue further marketing of the product if data from the clinical trial fails to demonstrate sufficient efficacy and safety in accordance with the agreed-upon protocol for the clinical trial.

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

•

the scope, rate of progress and cost of our clinical trials and other research and development activities, including additional development activities or studies that may be required by the FDA if we are permitted to continue developing Capesaris®, as well as our ongoing and any future clinical trials of enobosarm and any future clinical trials of enobosarm;

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

Product Sales

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. Effective June 1, 2011, we no longer utilize a sales force for FARESTON® promotional efforts, which has the potential to result in a decline in sales volume in future periods. In order to commercialize any future products, we will need to develop our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, investor relations, and marketing functions. General and administrative expenses also include facility costs, insurance costs, professional fees for legal, accounting, public relations, and marketing services, and FARESTON® selling and distribution expenses. We expect our general and administrative expenses for fiscal year 2012 to be less than fiscal year 2011, primarily due to the reduction in our workforce that occurred in June 2011 and decreased FARESTON® promotional efforts.

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

Revenue Recognition

Our revenues consist of product sales of FARESTON® and in 2011 and prior years, also consisted of revenues derived from our former collaboration and license agreements.

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

We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each period. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers about the levels of FARESTON® inventory held by these customers. These three largest wholesale customers accounted for 95% of our product sales of FARESTON® for the year ended December 31, 2011. Based on this information, and other factors, we estimate an accrual for product returns. At December 31, 2011 and 2010, our accrual for product returns was $1.1 million and $802,000, respectively.

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

Research and development expenses for the year ended December 31, 2011 included an impairment charge of $1.6 million related to the unamortized portion of capitalized license fees paid to Orion Corporation, or Orion, related to our former toremifene 80 mg program. Research and development expenses for the year ended December 31, 2010 included an impairment charge of $1.7 million related to the unamortized portion of capitalized license fees paid to Orion and the University of Tennessee Research Foundation related to our former toremifene 20 mg program.

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

Total share-based compensation expense for the year ended December 31, 2011 was $4.4 million, of which approximately $2.0 million and approximately $2.4 million were recorded in the statements of operations as research and development expenses and general and administrative expenses, respectively. Total share-based compensation expense for the years ended December 31, 2010 and 2009 was $4.9 million and $5.4 million, respectively. Included in share-based compensation expense for all periods presented is share-based compensation expense related to deferred compensation arrangements for our non-employee directors, which was $178,000, $187,000 and $178,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $6.3 million with a weighted average expense recognition period of 2.78 years.

Income Taxes

We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2011 and 2010, net of the valuation allowance, the net deferred tax assets were reduced to zero.

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

Based upon our decision to discontinue toremifene 80 mg development and after analyzing future cash flows and estimates of fair market value from a market participant perspective, we determined that our toremifene 80 mg intangible asset was impaired and recorded an impairment charge of $1,598 during the first quarter of 2011. The impaired intangible asset consisted of capitalized license fees paid to Orion related to our toremifene 80 mg program. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2011.

In the second quarter of 2010, we discontinued our toremifene 20 mg development program and, as a result, recorded an impairment charge of $1,687. The impaired intangible assets consisted of capitalized license fees related to our toremifene 20 mg program paid to Orion and the University of Tennessee Research Foundation. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standard Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of the standard update to have a significant impact on our financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues. Revenues for the year ended December 31, 2011 were $14.7 million as compared to $60.6 million for the same period of 2010. Revenues for the year ended December 31, 2011 included net product sales of FARESTON® and collaboration revenue from Ipsen. During the years ended December 31, 2011 and 2010, FARESTON® net product sales were $6.7 million and $3.8 million, respectively, while cost of products sales were $1.1 million and $768,000, respectively. FARESTON® net product sales for the year ended December 31, 2011 increased from the same period in the prior year due primarily to an increase of 35% in the sales price of FARESTON® and, to a lesser extent, an increase of 25% in sales volume. Collaboration revenue was $8.1 million for the year ended December 31, 2011, which resulted from recognition of all remaining unamortized deferred revenue due to the termination of our license and collaboration agreement with Ipsen in March 2011. Collaboration revenue for the year ended December 31, 2010 was $56.8 million, which consisted of approximately $1.9 million from Ipsen and $54.9 million from Merck resulting from the termination of our license and collaboration agreement with Merck & Co., or Merck, in March 2010.

Research and Development Expenses. Research and development expenses increased 12% to $31.9 million for the year ended December 31, 2011 from $28.5 million for the year ended December 31, 2010. The increase in research and development expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to the initiation of the two Phase III clinical trials for enobosarm and the initiation of three Phase II clinical trials for Capesaris® in 2011. This was partially offset by a decrease in research and development expenses due to the discontinuance of our toremifene 80 mg and toremifene 20 mg clinical development programs.

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented. “Other research and development” expenses in the table below include the cost of our former toremifene 80 mg and toremifene 20 mg clinical programs, as well as the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities. Additionally, “Other research and development” includes impairment charges of $1.6 million related to our toremifene 80 mg intangible asset and $1.7 million related to our toremifene 20 mg intangible asset for the year ended December 31, 2011 and 2010, respectively. Research and development spending for past periods is not indicative of spending in future periods.

	September 30,	September 30,	September 30,	September 30,
Product Candidate/		Years Ended December 31,		Increase/ (Decrease)
Proposed Indication	Program	2011	2010
		(in thousands)

Enobosarm
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$10,474	$3,207	$7,267

Capesaris®
First and second line hormonal treatment of advanced prostate cancer[1]	Selective ER alpha agonist	12,052	8,647	3,405

Other research and development[2]		9,412	16,641	(7,229)

Total research and development expenses		$31,938	$28,495	$3,443

[1]

The FDA has placed a clinical hold on our clinical trials for Capesaris®. We believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC.

[2]

“Other research and development” includes research and development expenses of $2.0 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively, for toremifene 80 mg, and $486,000 and $5.1 million for the years ended December 31, 2011 and 2010, respectively, for toremifene 20 mg.

General and Administrative Expenses. General and administrative expenses decreased 11% to $15.4 million for the year ended December 31, 2011 from $17.4 million for the year ended December 31, 2010. This decrease was primarily due to reduced marketing, insurance, legal and occupancy expenses of $842,000, $360,000, $280,000, and $240,000, respectively.

Other Income, Net. Other income, net decreased to $398,000 for the year ended December 31, 2011 from $1.4 million for the year ended December 31, 2010. For the year ended December 31, 2010, other income, net included income from grants totaling $1.2 million awarded to us by the United States Government under the Qualifying Therapeutic Discovery Project Program, which was established under Patient Protection and Affordable Care Act. We were granted $244,000 for each of five applications submitted for our cancer and cancer supportive care research and development programs.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues. Revenues for the year ended December 31, 2010 were $60.6 million as compared to $14.7 million for the same period of 2009. Revenues for the year ended December 31, 2010 included net product sales of FARESTON® and collaboration revenue from Ipsen and Merck. During the years ended December 31, 2010 and 2009, FARESTON® net product sales were $3.8 million and $3.3 million, respectively, while cost of products sales were $768,000 and $1.3 million, respectively. FARESTON® net product sales for the year ended December 31, 2010 increased from the same period in the prior year due primarily to an increase in the sales price of FARESTON® taken during the second quarter of 2010 and, to a lesser extent, an approximately 16% increase in sales volume. These increases were partially offset by an increase in the provision for product returns due to an increase in sales price and increases in governmental rebates. Cost of product sales decreased from the prior year due to a reduction in the royalty payable to Orion on our net sales of FARESTON® in the third quarter of 2009. Collaboration revenue was $56.8 million for the year ended December 31, 2010, which consisted of approximately $1.9 million from Ipsen and $54.9 million from Merck. As a result of the termination of our license and collaboration agreement with Merck in March 2010, we recognized as collaboration revenue the remaining $49.9 million of unamortized deferred revenue in the first quarter of 2010, as well as the final payment of $5.0 million of cost reimbursement that was received from Merck in December 2010. For the year ended December 31, 2009, collaboration revenue was $11.4 million, of which $5.8 million and $5.6 million was from the amortization of deferred revenue from Ipsen and Merck, respectively.

Research and Development Expenses. Research and development expenses decreased 12% to $28.5 million for the year ended December 31, 2010 from $32.3 million for the year ended December 31, 2009. The decrease in research and development expenses during the year ended December 31, 2010 compared to the year ended December 31, 2009 was due primarily to the completion of the toremifene 20 mg Phase III clinical trial in early 2010, the completion of two Phase I clinical trials for Capesaris® during 2009, and a decrease in discovery research and development activities in 2010. The decrease was partially offset by a Phase II clinical trial for Capesaris ® conducted in 2010 and increased spending on enobosarm development. Additionally, research and development expenses for the year ended December 31, 2010 included an impairment charge of $1.7 million related to our toremifene 20 mg intangible assets.

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented. “Other research and development” expenses in the table below include the cost of our former toremifene 80 mg and toremifene 20 mg clinical programs, as well as the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities. Research and development spending for past periods is not indicative of spending in future periods.

	September 30,	September 30,	September 30,	September 30,
Product Candidate/		Years Ended December 31,		Increase/
Proposed Indication	Program	2010	2009	(Decrease)
		(in thousands)

Enobosarm
Prevention and treatment of muscle wasting in patients with cancer	SARM	$3,207	$679	$2,528

Capesaris®
First line treatment of advanced prostate cancer[1]	Selective ER alpha agonist	8,647	10,074	(1,427)

Other research and development[2]		16,641	21,591	(4,950)

Total research and development expenses		$28,495	$32,344	$(3,849)

[1]

The FDA has placed a clinical hold on our clinical trials for Capesaris®. We believe there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with CRPC.

[2]

“Other research and development” includes research and development expenses of $4.3 million and $3.4 million for the years ended December 31, 2010 and 2009, respectively, for toremifene 80 mg, and $5.1 million and $5.9 million for the years ended December 31, 2010 and 2009, respectively, for toremifene 20 mg.

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

Other Income, Net. Other income, net increased to $1.4 million for the year ended December 31, 2010 from $188,000 for the year ended December 31, 2009. For the year ended December 31, 2010, other income, net included income from grants totaling $1.2 million awarded to us by the United States Government under the Qualifying Therapeutic Discovery Project Program.

Liquidity and Capital Resources

Through December 31, 2011, we have financed our operations primarily through public offerings and private placements of our common stock, as well as payments from our former collaborators. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2011, we had an accumulated deficit of $386.2 million, which resulted primarily from:

•	our research and development activities associated with:

•	the preclinical and clinical development of our SARM compounds, including enobosarm for the prevention and treatment of muscle wasting in patients with cancer;

•	the preclinical and clinical development of Capesaris® for first and second line hormonal treatment of advanced prostate cancer, which has been placed on clinical hold by the FDA;

•

the development of toremifene 80 mg to reduce fractures and treat other estrogen deficiency side effects of androgen deprivation therapy in men with prostate cancer, including two Phase II clinical trials, a pivotal Phase III clinical trial, and the preparation and submission of a NDA to the FDA;

•

the development of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, including a Phase IIb clinical trial and a Phase III clinical trial;

•	the preclinical development of other product candidates; and

•	general and administrative expense.

We expect to incur significant operating losses in 2012 and for the foreseeable future as we continue our clinical development and research and development activities. We do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the near future.

At December 31, 2011, we had cash, cash equivalents and short-term investments of $74.4 million, compared to $58.6 million at December 31, 2010 and $49.0 million at December 31, 2009. As of December 31, 2011, our cash and cash equivalents consisted of bank deposits, certificates of deposit with original maturities of 90 days or less, and money market mutual funds which are required to comply with Rule 2a-7 under the Investment Company Act of 1940. Our short-term investments consisted of investments in certificates of deposit with original maturities greater than three months and less than one year.

In June 2011, we completed an underwritten public offering of 11,023,000 shares of our common stock at a price to the public of $4.75 per share. Net cash proceeds from the public offering were approximately $49.0 million, after deducting the underwriting discount and offering expenses.

In November 2010, we completed an underwritten public offering of 15,285,715 shares of our common stock at a price to the public of $2.80 per share. Net cash proceeds from the public offering were approximately $40.3 million after deducting underwriting discounts and commissions and other offering expenses.

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

In December 2007, we entered into an exclusive license and collaboration agreement with Merck, or the Merck Collaboration Agreement, which was terminated in March 2010. In connection with entering into this agreement, we received an upfront licensing fee of $40.0 million in January 2008, and Merck purchased approximately $30.0 million of our common stock in December 2007. Merck also paid us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement. We received the three annual payments of $5 million from Merck in December 2010, 2009, and 2008, respectively. As a result of the termination of our collaboration with Merck, we will not receive any milestone payments or royalties for the development or sale of SARMs from Merck provided for under our former collaboration with Merck. We have no ongoing collaborations for the development and commercialization of our product candidates, and we do not currently have any commitments for future external funding.

Net cash used in operating activities was $33.1 million, $30.5 million and $46.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The use of cash in all periods resulted primarily from funding our operations. In 2010, this was reduced by $5.0 million received from Merck related to the third and final cost reimbursement payment in conjunction with our exclusive license and collaboration agreement and grants totaling $1.2 million received from the United States government under the Qualifying Therapeutic Discovery Project Program. In 2009, the cash used in operating activities was partially offset by approximately $726,000 related to the third and final annual license fee and expense reimbursement installment payment from Ipsen in conjunction with our collaboration and license agreement, $5.0 million from Merck related to the second annual installment cost reimbursement payment in conjunction with our exclusive license and collaboration agreement, and approximately $2.3 million in distributions from our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio.

Net cash used in investing activities for the year ended December 31, 2011 was $10.3 million and resulted from the purchase of short-term investments of $15.1 million and the purchase of information technology equipment and research and development equipment of approximately $54,000, offset by the maturities of short-term investments of $4.9 million. Net cash provided by investing activities for the year ended December 31, 2010 was $8.3 million and resulted from the maturities of short-term investments of $16.9 million, offset by the purchase of short-term investments of $8.6 million and the purchase of information technology equipment and research and development equipment of approximately $95,000. Net cash used in investing activities for the year ended December 31, 2009 was $9.4 million and was for the purchase of short-term investments of approximately $11.3 million and the purchase of information technology equipment, research and development equipment, and software totaling approximately $600,000. This was reduced by the maturities of short-term investments of approximately $2.5 million.

Net cash provided by financing activities was $49.0 million, $40.2 million and $131,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash provided by financing activities for the year ended December 31, 2011 and 2010 reflected proceeds from our underwritten public offering of common stock in June 2011 and November 2010, respectively, and proceeds from the exercise of employee stock options. These proceeds were reduced by payments on our capital lease and financed equipment obligations. Net cash provided by financing activities for the year ended December 31, 2009 was provided primarily from proceeds from the exercises of employee stock options.

As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and, if development is permitted to continue, Capesaris®, we will need to obtain substantial additional funding.

Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:

•

the scope, rate of progress and cost of our clinical trials and other research and development activities, including additional development activities or studies that may be required by the FDA if we are permitted to continue developing Capesaris®, as well as our ongoing and any future clinical trials of enobosarm;

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

We do not currently have any commitments for future external funding and until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the clinical hold placed by the FDA on our three Phase II clinical trials evaluating Capesaris® and the related uncertainty regarding the continued development of Capesaris®, as well as uncertainty regarding our financial condition, the outcomes of our ongoing clinical trials of enobosarm and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

At December 31, 2011, we had contractual obligations as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payment Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Capital lease obligations	$16	$7	$9	$—	$—
Operating lease obligations	2,209	933	1,092	184	—
Equipment financing obligation	78	78	—	—	—
Purchase obligations	12	12	—	—	—

Total	$2,315	$1,030	$1,101	$184	$—

Our long-term commitments under the operating leases shown above consist of payments relating to a sublease for laboratory and office space at 3 North Dunlap Street, Memphis, Tennessee and a sublease for office space at 175 Toyota Plaza, Memphis, Tennessee. Our sublease agreement for the premises located at 3 North Dunlap Street expires on December 31, 2012, with an option to extend for two additional years. The sublease for the premises at 175 Toyota Plaza expires on April 30, 2015 and includes escalating rental payments. The table above excludes contingent payments under the license agreements to which we are a party because the amount and timing of such payments are unknown or uncertain.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2011.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with conducting clinical trials for enobosarm at clinical trial sites outside of the United States. As a result, when the U.S. dollar rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the year ended December 31, 2011. Further, the effect of an immediate 10% change in foreign currency rates would have no material impact on our financial condition, results of operations or cash flows at December 31, 2011. We have elected not to hedge our exposure to foreign currency fluctuations.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2012 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the “2012 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(1) The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled “Proposal No. 1 – Election of Directors” and “Additional Information About the Board of Directors and Certain Corporate Governance Matters” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning our executive officers is set forth in the section entitled “Management — Executive Officers of Registrant” in Part I, Item 1 of this Form 10-K.

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

(1) The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2012 Proxy Statement under the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

(2) The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Compensation Committee Interlocks and Insider Participation.”

(3) The information required by this Item concerning our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(1) The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.”

(2) The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Additional Information About the Board of Directors and Certain Corporate Governance Matters – Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information from the 2012 Proxy Statement under the section entitled “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Management’s Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2011 and 2010
F-6	Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
F-7	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011, 2010 and 2009
F-8	Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
F-9	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See 15(b) below.

(b) Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of GTx, Inc. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.(18)

3.3	Amended and Restated Bylaws of GTx, Inc.(2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate(3)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(3)

4.4*	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(3)

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(4)

4.6*	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(4)

10.1*	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement(5)

10.2*	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement(5)

Number	Description

10.3*	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement(5)

10.4*	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement(5)

10.5*	GTx, Inc. 2004 Equity Incentive Plan and Form of Stock Option Agreement(3)

10.6*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008(6)

10.8*	Amended and Restated Employment Agreement dated November 10, 2008, between Registrant and Mitchell S. Steiner, M.D.(7)

10.9*	Amended and Restated Employment Agreement dated November 10, 2008, between Registrant and Marc S. Hanover(7)

10.10*	Amended and Restated Employment Agreement dated November 10, 2008, between Registrant and Mark E. Mosteller(7)

10.11*	Amended and Restated Employment Agreement dated November 10, 2008, between Registrant and Henry P. Doggrell(7)

10.12*	Form of Indemnification Agreement(3)

10.13	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.(3)

10.14	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.(3)

10.24†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation(10)

10.25†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(11)

10.26	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.(12)

10.27*	Amended and Restated Employment Agreement dated November 10, 2008 between Registrant and James T. Dalton(7)

10.29*	2011 Compensation Information for Registrant’s Executive Officers (19)

10.30*	GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement(9)

10.31*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan, effective April 26, 2006(13)

10.32†	Amendment dated May 23, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(14)

10.33†	Amendment dated June 30, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation(15)

10.34*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan(16)

10.38*	Amended and Restated Employment Agreement dated November 10, 2008, between Registrant and Ronald A. Morton, Jr., M.D.(7)

10.40†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation(8)

10.44*	Amended and Restated Employment Agreement, dated November 10, 2008, between Registrant and Gregory A. Deener(7)

10.46	Sublease Agreement, dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC(17)

10.47	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation(7)

10.49*	Directors’ Deferred Compensation Plan, as amended effective November 4, 2008(7)

10.50*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 18, 2011(19)

10.51*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan, as amended effective November 4, 2008(7)

10.52*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 and Form of Stock Option Agreement(7)

10.53*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008(7)

10.54	First Amendment, dated July 21, 2008, to the Sublease and Parking Sublicense Agreements dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC(7)

10.55	Sublease Agreement dated October 1, 2009 between Registrant and University of Tennessee Research Foundation(5)

10.57	Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC(20)

Number	Description

10.59	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009(21)

10.60*+	2012 Compensation Information for Registrant’s Executive Officers

10.61*+	Confidential Separation Agreement and General Release between the Registrant and Gregory A. Deener

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(22)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(22)

101.INS+	XBRL Instance Document(23)

101.SCH+	XBRL Taxonomy Extension Schema Document(23)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(23)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(23)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(23)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

*	Indicates a management contract or compensation plan or arrangement.

+	Filed herewith

(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007 and incorporated herein by reference.

(3)

Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(4)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 15, 2010, and incorporated herein by reference.

(6)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2008, and incorporated herein by reference.

(7)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 3, 2009, and incorporated herein by reference.

(8)	Filed as the like numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on November 9, 2007, and incorporated herein by reference.

(9)	Filed as Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-109700), filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-50549), filed with the SEC on March 7, 2005, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (File No. 000-50549), filed with the SEC on March 7, 2005, and incorporated herein by reference.

(12)	Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on July 27, 2005, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on April 27, 2006, and incorporated herein by reference.

(14)	Filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2006, and incorporated herein by reference.

(15)	Filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2006, and incorporated herein by reference.

(16)	Filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2006, and incorporated herein by reference.

(17)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 11, 2008, and incorporated herein by reference.

(18)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.

(19)	Filed as the like numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on May 9, 2011, and incorporated herein by reference.

(20)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 8, 2011, and incorporated herein by reference.

(21)	Filed as the like numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2011, and incorporated herein by reference.

(22)

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

(23)

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

GTx, Inc.

By	/s/ Mitchell S. Steiner
	Mitchell S. Steiner, M.D., F.A.C.S. Chief Executive Officer, Vice Chairman and Director	Date: March 2, 2012

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

Date

/s/ J. R. Hyde, III J. R. Hyde, III	Chairman of the Board of Directors	March 2, 2012

/s/ Mitchell S. Steiner Mitchell S. Steiner, M.D., F.A.C.S.	Chief Executive Officer, Vice Chairman and Director (Principal Executive Officer)	March 2, 2012

/s/ Mark E. Mosteller Mark E. Mosteller, CPA	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012

/s/ Michael G. Carter Michael G. Carter, M. D.	Director	March 2, 2012

/s/ Barrington J. A. Furr Barrington J. A. Furr	Director	March 2, 2012

/s/ J. Kenneth Glass J. Kenneth Glass	Director	March 2, 2012

/s/ Kenneth S. Robinson Kenneth S. Robinson, M.D.	Director	March 2, 2012

/s/ Timothy R. G. Sear Timothy R. G. Sear	Director	March 2, 2012

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

/s/ Mitchell S. Steiner	/s/ Mark E. Mosteller
Mitchell S. Steiner, M.D., F.A.C.S.	Mark E. Mosteller, CPA
Vice Chairman and	Vice President and Chief Financial Officer
Chief Executive Officer

Memphis, Tennessee

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

We have audited GTx, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GTx Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of GTx, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTx, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 2, 2012

GTx, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$63,745	$58,181
Short-term investments	10,695	450
Accounts receivable, net	981	683
Inventory	161	171
Prepaid expenses and other current assets	1,266	875

Total current assets	76,848	60,360
Property and equipment, net	1,096	2,040
Intangible and other assets, net	240	1,850

Total assets	$78,184	$64,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219	$848
Accrued expenses and other current liabilities	4,857	3,112
Deferred revenue – current portion	—	1,345

Total current liabilities	6,076	5,305
Deferred revenue, less current portion	—	6,721
Other long-term liabilities	234	497
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 and 60,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 62,790,223 and 51,719,187 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	63	52
Additional paid-in capital	457,985	404,555
Accumulated deficit	(386,174)	(352,880)

Total stockholders’ equity	71,874	51,727

Total liabilities and stockholders’ equity	$78,184	$64,250

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Revenues:
Product sales, net	$6,673	$3,827	$3,289
Collaboration revenue	8,066	56,786	11,441

Total revenues	14,739	60,613	14,730
Costs and expenses:
Cost of product sales	1,055	768	1,290
Research and development expenses	31,938	28,495	32,344
General and administrative expenses	15,438	17,419	27,778

Total costs and expenses	48,431	46,682	61,412

(Loss) income from operations	(33,692)	13,931	(46,682)
Other income, net	398	1,363	188

(Loss) income before income taxes	(33,294)	15,294	(46,494)
Income tax benefit	—	—	238

Net (loss) income	$(33,294)	$15,294	$(46,256)

Net (loss) income per share:
Basic and diluted	$(0.58)	$0.39	$(1.27)

Weighted average shares used in computing net (loss) income per share:
Basic and diluted	57,359,466	38,874,721	36,415,379

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Stockholders’ Equity (Deficit)
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2009	36,392,443	$36	$353,900	$(321,918)	$32,018
Exercise of employee stock options	18,434	—	136	—	136
Directors’ deferred compensation	—	—	178	—	178
Issuance of common stock under deferred compensation arrangements	10,024	—	—	—	—
Share-based compensation	—	—	5,174	—	5,174
Net loss and comprehensive loss	—	—	—	(46,256)	(46,256)

Balances at December 31, 2009	36,420,901	36	359,388	(368,174)	(8,750)
Issuance of common stock, net of offering costs	15,285,715	15	40,273	—	40,288
Issuance of common stock under deferred compensation arrangements	8,321	—	—	—	—
Exercise of employee stock options	4,250	—	9	—	9
Directors’ deferred compensation	—	1	186	—	187
Share-based compensation	—	—	4,699	—	4,699
Net income and comprehensive income	—	—	—	15,294	15,294

Balances at December 31, 2010	51,719,187	52	404,555	(352,880)	51,727
Issuance of common stock, net of offering costs	11,023,000	11	48,971	—	48,982
Issuance of common stock under deferred compensation arrangements	35,036	—	—	—	—
Exercise of employee stock options	13,000	—	55	—	55
Directors’ deferred compensation	—	—	178	—	178
Share-based compensation	—	—	4,226	—	4,226
Net loss and comprehensive loss	—	—	—	(33,294)	(33,294)

Balances at December 31, 2011	62,790,223	$63	$457,985	$(386,174)	$71,874

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(33,294)	$15,294	$(46,256)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,040	1,573	1,785
Share-based compensation	4,226	4,699	5,174
Directors’ deferred compensation	178	187	178
Deferred revenue amortization	(8,066)	(51,786)	(11,441)
Impairment of intangible assets	1,598	1,687	—
Write off of property and equipment	—	—	114
Changes in assets and liabilities:
Short-term investments, trading	—	—	2,157
Accounts receivable, net	(298)	(277)	81
Inventory	(24)	(55)	(24)
Receivable from collaboration partners	—	189	588
Prepaid expenses and other assets	(388)	36	85
Accounts payable	371	(420)	(1,553)
Accrued expenses and other liabilities	1,568	(1,654)	(1,956)
Deferred revenue	—	—	5,071

Net cash used in operating activities	(33,089)	(30,527)	(45,997)

Cash flows from investing activities:
Purchase of property and equipment	(54)	(95)	(600)
Purchase of short-term investments, held to maturity	(15,145)	(8,569)	(11,275)
Proceeds from maturities of short-term investments, held to maturity	4,900	16,944	2,450

Net cash (used in) provided by investing activities	(10,299)	8,280	(9,425)

Cash flows from financing activities:
Proceeds from issuance of common stock	48,982	40,288	—
Proceeds from exercise of employee stock options	55	9	136
Payments on capital lease and financed equipment obligations	(85)	(88)	(5)

Net cash provided by financing activities	48,952	40,209	131

Net increase (decrease) in cash and cash equivalents	5,564	17,962	(55,291)
Cash and cash equivalents, beginning of period	58,181	40,219	95,510

Cash and cash equivalents, end of period	$63,745	$58,181	$40,219

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under debt or capital lease	$—	$—	$268

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

The Company is developing selective androgen receptor modulators (“SARMs”), including enobosarm (also known as OstarineTM or GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). The Company is conducting two pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

Additionally, the Company has been developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal treatment. On February 21, 2012, the Company announced that the United States Food and Drug Administration (“FDA”) had placed a clinical hold on the Company’s three clinical trials evaluating Capesaris®. See Note 13, Subsequent Events, for further discussion.

The Company sells FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of advanced metastatic breast cancer in postmenopausal women, in the United States. The Company previously determined to discontinue its toremifene 80 mg and toremifene 20 mg development programs.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Additionally, GTx operates in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with initial maturities of three months or less to be cash equivalents.

Short-term Investments

At December 31, 2011 and 2010, short-term investments consisted of certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.

Accounts Receivable

Accounts receivable are recorded net of allowances for cash discounts for prompt payment. The Company makes judgments as to its ability to collect outstanding receivables and will provide allowances for the portion of receivables if and when collection becomes doubtful. The Company has not recorded reserves related to the collectability of its accounts receivable for the years ended December 31, 2011 and 2010.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Inventory

Inventory consists of FARESTON® tablets that are manufactured by Orion Corporation (“Orion”) and delivered to the Company as finished goods. Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company analyzes its current inventory levels and will write down inventory if it has become un-saleable or has a cost basis in excess of its expected net realizable value. To date, there have been no inventory write-downs.

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

Intangible Assets

The Company amortizes its purchased intangible assets with finite lives over their estimated economic lives. The Company’s purchased intangible assets, license fees, represent the value of each license acquired by the Company pursuant to the agreements described in Note 6, Intangible Assets. License fees are amortized on a straight-line basis over the respective terms of the agreements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances are present, both internally and externally, that may indicate impairment of long-lived assets. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. The cash flow estimates are based on management’s best estimates, using appropriate and customary assumptions and projections at the time. See Note 6, Intangible Assets, for further discussion.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. The method of determining the fair value for the Company’s short-term investments is discussed above (See Short-term Investments).

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company has established guidelines relating to diversification and maturities of its cash equivalents and short-term investments which are designed to manage risk. The Company’s cash and cash equivalents consist of bank deposits, certificates of deposit, and money market mutual funds. Bank deposits may at times be in excess of FDIC insurance limits. The Company’s short-term investments consist of investments in certificates of deposit with original maturities of greater than 3 months and less than 1 year as discussed above (See Short-term Investments).

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Three wholesale drug distributors individually comprised 25%, 40% and 33%, respectively, of the Company’s accounts receivable as of December 31, 2011. These same three distributors represented 22%, 40% and 33%, respectively, of the Company’s product sales for the year ended December 31, 2011.

Revenue Recognition

The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At December 31, 2011 and 2010, the Company’s accrual for product returns was $1,114 and $802, respectively.

Collaboration revenue consisted of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s former collaboration and license agreements. Revenues from the Company’s prior collaboration and license agreements were recognized based on the performance requirements of the specific agreements. The Company analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. Revenues from milestone payments for which the Company had no continuing performance obligations were recognized upon achievement of the performance milestone, as defined in the related agreement, provided the milestone was substantive and a culmination of the earnings process had occurred. See Note 8, Collaboration and License Agreements, for further discussion.

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

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2011 and 2010, net of the valuation allowance, the net deferred tax assets were reduced to zero. See Note 9, Income Taxes, for further discussion.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Share-Based Compensation

The Company has stock option and equity incentive plans that provide for the purchase or acquisition of the Company’s common stock by certain of the Company’s employees and non-employee directors. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award. See Note 3, Share-Based Compensation, for further discussion.

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

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share gives effect to the dilutive potential of common stock consisting of stock options.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Basic and diluted net (loss) income per share
Numerator:
Net (loss) income	$(33,294)	$15,294	$(46,256)

Denominator:
Weighted average shares used in computing basic and diluted net (loss) income per share	57,359,466	38,874,721	36,415,379

Basic and diluted net (loss) income per share	$(0.58)	$0.39	$(1.27)

Weighted average options outstanding to purchase shares of common stock of 5,327,752, 4,473,576, and 3,597,716 were excluded from the calculation of diluted net (loss) income per share for the years ended December 31, 2011, 2010 and 2009, respectively, as inclusion of the options would have had an anti-dilutive effect on the net (loss) income per share for the periods. At December 31, 2011, the Company had outstanding 62,790,223 shares of common stock.

Comprehensive (Loss) Income

For all periods presented, there were no differences between net (loss) income and comprehensive (loss) income.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Reduction in Force

In June 2011, the Company implemented a reduction in its workforce in connection with its decision to discontinue development and commercialization of its toremifene 80 mg and toremifene 20 mg product candidates. The reduction in force was effective immediately and represented approximately 15% of the Company’s total workforce, including three non-executive officers of the Company. As a result of the workforce reduction, the Company incurred severance related cash expenses of approximately $681, of which $633 was included in general and administrative expenses and $48 was included in research and development expenses for the year ended December 31, 2011. The Company paid these expenses in their entirety in 2011 and had no recorded liabilities related to the workforce reduction as of December 31, 2011. Additionally, the Company incurred a one-time, non-cash share-based compensation charge of $481 related to the modification of certain stock option provisions for the affected non-executive officers, which was included in general and administrative expenses for the year ended December 31, 2011. This charge was offset by the reversal of $704 of previously recognized share-based compensation expense for non-vested stock options that were cancelled in conjunction with the workforce reduction. Of this amount, $646 was included in general and administrative expenses and $58 was included in research and development expenses for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standard Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

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

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2011:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Research and development expenses	$1,972	$2,340	$2,143
General and administrative expenses	2,432	2,546	3,209

Total share-based compensation	$4,404	$4,886	$5,352

Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2011, 2010 and 2009 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $178, $187 and $178, respectively. See Note 10, Directors’ Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company’s non-employee directors. Additionally, as part of the June 2011 workforce reduction, the Company modified certain stock options of three terminated non-executive officers to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of their vested stock options. As a result of these modifications, the Company incurred a one-time share-based compensation charge of $481, which was included in general and administrative expenses for the year ended December 31, 2011. This charge was offset by the reversal of $704 of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the total workforce reduction. Of this amount, $646 was included in general and administrative expenses and $58 was included in research and development expenses for the year ended December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, the weighted average grant date fair value per share of options granted was $1.75, $2.62 and $8.45, respectively. The weighted average for key assumptions used in determining the grant date fair value of options granted in 2011, 2010 and 2009, and a summary of the methodology applied to develop each assumption were as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Expected price volatility	64.9%	64.6%	55.0%
Risk-free interest rate	2.54%	3.36%	2.04%
Weighted average expected life in years	6.5 years	6.5 years	6.9 years
Dividend yield	0%	0%	0%

Expected Price Volatility—This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company based its determination of expected volatility on its historical stock price volatility. An increase in the expected price volatility will increase compensation expense.

Risk-Free Interest Rate—This is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. An increase in the risk-free interest rate will increase compensation expense.

Expected Life—This is the period of time over which the options granted are expected to remain outstanding and is determined by calculating the average of the vesting term and the contractual term of the options. The Company has utilized this method due to the lack of historical option exercise information related to the Company’s stock option and equity incentive plans. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Dividend Yield—The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans for the three year period ended December 31, 2011:

	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2009	2,673,976	13.01
Options granted	1,118,150	15.07
Options forfeited or expired	(408,821)	14.52
Options exercised	(18,434)	7.37

Options outstanding at December 31, 2009	3,364,871	13.55
Options granted	1,320,500	4.14
Options forfeited or expired	(250,626)	10.68
Options exercised	(4,250)	2.24

Options outstanding at December 31, 2010	4,430,495	10.91
Options granted	1,395,000	2.82
Options forfeited or expired	(866,930)	8.23
Options exercised	(13,000)	4.20

Options outstanding at December 31, 2011	4,945,565	9.12

Options vested and expected to vest at December 31, 2011	4,821,162	9.20

The following table summarizes information about stock options outstanding at December 31, 2011:

	September 30xxxxxx,	September 30xxxxxx,	September 30xxxxxx,	September 30xxxxxx,	September 30xxxxxx,
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.65 - $4.20	2,133,100	8.26	$3.40	297,636	$3.95
$5.17 - $15.59	1,649,047	4.29	10.62	1,151,572	9.81
$15.64 - $20.40	1,163,418	6.03	17.48	406,021	18.15

	4,945,565	6.41	9.12	1,855,229	10.69

At December 31, 2011, the aggregate intrinsic value of all outstanding options was $759 with a weighted average remaining contractual term of 6.41 years. Of the Company’s outstanding options, 1,855,229 options were exercisable and had a weighted average remaining contractual term of 4.12 years and an aggregate intrinsic value of $23. Additionally, the Company’s vested and expected to vest options had a weighted average remaining contractual term of 6.36 years and an intrinsic value of $717.

Options to purchase 13,000 shares were exercised during the year ended December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $15, $6 and $99, respectively. At December 31, 2011, the total compensation cost related to non-vested options not yet recognized was $6,341, with a weighted average expense recognition period of 2.78 years. Shares available for future issuance under the Company’s stock option and equity incentive plans were 1,825,241 at December 31, 2011. On January 1, 2012, shares available for future issuance under the Company’s stock option and equity incentive plans increased to 5,059,752 shares in accordance with the provisions of such plans.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Laboratory and office equipment	$4,173	$4,183
Computer equipment and software	2,646	2,612
Furniture and fixtures	1,361	1,361
Leasehold improvements	1,024	1,024

	9,204	9,180
Less: accumulated depreciation	(8,108)	(7,140)

	$1,096	$2,040

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $998, $1,346 and $1,447, respectively. Of these amounts, $425, $543 and $619, respectively, were included in research and development expenses in the statements of operations.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Clinical trials	$2,286	$189
Product returns	1,114	802
Selling, general and administrative	1,037	1,331
Research and development	73	379
Employee compensation	265	326
Current portion of capital lease and financed equipment liabilities	82	85

	$4,857	$3,112

6. Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
License fees	$290	$2,703
Less: accumulated amortization	(89)	(862)

	$201	$1,841

In accordance with the terms of the Amended and Restated License and Supply Agreement that the Company entered into with Orion effective January 1, 2005 (“Orion License and Supply Agreement”), the Company paid a license fee to Orion of $4,826. In accordance with the terms of the Consolidated, Amended, and Restated License Agreement (“SARM License Agreement”) and the Amended and Restated License Agreement (“SERM License Agreement”) that the Company entered into with the University of Tennessee Research Foundation (“UTRF”) in July 2007 and September 2007, respectively, the Company paid a one-time up-front fee of $290 per agreement.

Based upon the Company’s decision to discontinue toremifene 80 mg development and after analyzing future cash flows and estimates of fair market value from a market participant perspective, the Company determined that its toremifene 80 mg intangible asset was impaired and recorded an impairment charge of $1,598 during the first quarter of 2011. The impaired intangible asset consisted of capitalized license fees paid to Orion related to the Company’s toremifene 80 mg program. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2011.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In the second quarter of 2010, the Company determined that it would discontinue its toremifene 20 mg development program and, as a result, recorded an impairment charge of $1,687. The impaired intangible assets consisted of capitalized license fees related to the Company’s toremifene 20 mg program paid under the Orion License and Supply Agreement and the SERM License Agreement. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2010.

The Company’s remaining intangible asset, net at December 31, 2011 consisted of $201 related to the SARM License Agreement. This intangible asset is being amortized on a straight-line basis over the term of the agreement, which the Company estimates to be approximately 14 years.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $42, $227 and $338, respectively. Estimated future intangible asset amortization expense as of December 31, 2011 is as follows:

September 30,
Years Ending December 31,
2012	$21
2013	21
2014	21
2015	21
2016	21
Thereafter	96

Total	$201

7. Common and Preferred Stock

The Company’s certificate of incorporation authorizes the Company to issue 120,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

On December 18, 2007, the Company completed a private placement of 1,285,347 shares of common stock to Merck at a per share price of $23.34. See Note 8, Collaboration and License Agreements, for further discussion.

On November 1, 2010, the Company completed an underwritten public offering of 14,285,715 shares of its common stock at a price to the public of $2.80 per share. Net cash proceeds from the public offering were approximately $37,700 after deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriter a 30-day option to purchase up to an additional 2,142,857 shares of common stock to cover over-allotments, if any. On November 24, 2010, the underwriter exercised its option and purchased an additional 1,000,000 shares of the Company’s common stock at a price of $2.80 per share. Net cash proceeds from the exercise of the over-allotment option were approximately $2,600 after deducting underwriting discounts and commissions and other offering expenses.

On May 6, 2011, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 60,000,000 shares to 120,000,000 shares. The amendment was approved by the Company’s stockholders at the Company’s 2011 Annual Meeting of Stockholders held on May 5, 2011.

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

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8. Collaboration and License Agreements

Orion Corporation License and Supply Agreement

In March 2000, the Company entered into a license and supply agreement with Orion to develop and commercialize products containing toremifene, which was subsequently amended in 2001 and 2003 (“Original Orion License”). The Company’s rights under the Original Orion License were limited to specific disease fields pertaining to prostate cancer. In December 2004, the Company entered into an agreement with Orion to purchase specified FARESTON® related assets which Orion had re-acquired from another licensee. The Company also entered into the Orion License and Supply Agreement, effective January 2005, with Orion which replaced the Original Orion License and provided the Company an exclusive license from Orion to develop and commercialize toremifene-based products for all human indications worldwide, except breast cancer outside of the United States. Under the Orion License and Supply Agreement, the Company was required to pay a license fee of $4,826 and the Company is obligated to pay a royalty in the low-teens to Orion on sales by the Company, its affiliates and third-party sublicensees of toremifene-based products. The term of the Orion License and Supply Agreement lasts, on a country-by-country basis, until the later of expiration of the Company’s own patents claiming the manufacturing or the methods of use of toremifene for prostate cancer or the end of all marketing or regulatory exclusivity which the Company may obtain for toremifene-based products. Orion may terminate the Orion License and Supply Agreement, in its entirety or in some cases on a country-by-country basis, as a result of the Company’s uncured material breach or the Company’s bankruptcy.

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

In accordance with the terms of the Ipsen Collaboration Agreement, Ipsen paid the Company €23,000 as a license fee and expense reimbursement. In February 2008, the Company earned a milestone of €1,000 (approximately $1,482) with the achievement of the primary endpoint in the Company’s completed pivotal Phase III clinical trial evaluating toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy. This amount was recognized as collaboration revenue in the first quarter of 2008. Under the Ipsen Collaboration Agreement, the Company recorded deferred revenue of $29,330 related to the Ipsen upfront license fee and expense reimbursement which was being amortized into revenue on a straight-line basis over the estimated development period for toremifene in the European Territory.

In the first quarter of 2011, the Company and Ipsen mutually agreed to terminate the Ipsen Collaboration Agreement, as then amended. During the first quarter of 2011, the Company recognized as collaboration revenue all of the remaining $8,066 unamortized revenue that was deferred as of December 31, 2010. This amount is included in collaboration revenue for the year ended December 31, 2011. The Company recognized as collaboration revenue $1,930 and $5,777 for the years ended December 31, 2010 and 2009, respectively, from the amortization of the Ipsen deferred revenue.

Merck & Co., Inc. Collaboration and License Agreement

In December 2007, GTx and Merck & Co., Inc. (“Merck”) entered into a global exclusive license and collaboration agreement (the “Merck Collaboration Agreement”) governing the Company’s and Merck’s joint research, development and commercialization of SARM compounds and related SARM products for all potential indications of interest. In March 2010, the Company reacquired full rights to its SARM program, including enobosarm, following the termination by the Company and Merck of the Merck Collaboration Agreement.

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

The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company’s common stock on the date the stock was purchased by Merck. These amounts were being recognized as collaboration revenue over the period of the Company’s performance obligation, which the Company estimated to be ten years. The $5,000 of cost reimbursements received in both December 2008 and December 2009 were being recognized as collaboration revenue over the remaining period of the Company’s performance obligation. In March 2010, the Company reacquired full rights to the Company’s SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. In the first quarter of 2010, the Company recognized $54,856 as collaboration revenue, which consisted of the remaining $49,856 unamortized revenue that was deferred as of December 31, 2009, as well as the final $5,000 research and development activities cost reimbursement due under the terms of the Merck Collaboration Agreement in December 2010 for which the Company had no further performance obligation. The Company recognized as collaboration revenue $5,664 for the year ended December 31, 2009 from the amortization of the Merck deferred revenue.

University of Tennessee Research Foundation License Agreements

The Company and UTRF are parties to the SARM License Agreement pursuant to which the Company was granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, and certain improvements thereto, and exclusive rights to certain future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues.

Additionally, the Company and UTRF previously entered into the SERM License Agreement pursuant to which the Company was granted exclusive worldwide rights to UTRF’s method of use patents relating to SERMs, including toremifene for chemoprevention of prostate cancer. In light of the Company’s decision to discontinue further clinical development of toremifene 20 mg, the Company exercised its right to terminate the SERM License Agreement with UTRF during the first quarter of 2011.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred income tax assets and liabilities consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Deferred income tax assets:
Net federal and state operating loss carryforwards	$101,777	$87,766
Research and development credits	10,921	9,776
Deferred revenue	—	3,215
Share-based compensation	8,307	7,332
Depreciation and amortization	1,334	776
Other	368	624

Total deferred tax assets	122,707	109,489

Valuation allowance	(122,707)	(109,489)

Net deferred tax assets and liabilities	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, due to the Company’s history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13,218 in 2011, decreased by $3,878 in 2010 and increased by $17,979 in 2009.

At December 31, 2011, the Company had net federal operating loss carryforwards of approximately $262,874, which expire from 2018 to 2031 if not utilized. The Company had state operating loss carryforwards of approximately $247,421, which expire from 2012 to 2026 if not utilized. The Company also had research and development credits of approximately $10,921, which expire from 2020 to 2031 if not utilized.

Both of the net federal and state operating loss carryforwards include approximately $2,141 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net federal and state operating loss carryforwards. If utilized, the benefits from these deductions will be recorded as an adjustment to additional paid in capital.

The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2011, the Company had no unrecognized tax benefits. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has not yet performed a Section 382 change in control study in order to determine if there is a limitation of its net operating loss carryforwards. Until this study is performed, the Company cannot be certain of the use of these loss carryforwards. Additionally, the Company has not yet conducted an in depth study of its research and development credits. This study may result in an increase or decrease to the Company’s research and development credits. Until studies are conducted of the Company’s net operating loss carryforwards and research and development credits, no amounts are being presented as an uncertain tax position. The Company’s net deferred tax assets have been fully offset by a valuation allowance. Therefore, future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s balance sheet, statement of operations, or cash flows. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

For the years ended December 31, 2011, 2010 and 2009, the Company incurred non-employee director fee expense of $260, $279 and $298, respectively, of which $178, $187 and $178 was deferred into stock accounts and will be paid in common stock following separation from service as a director. At December 31, 2011, 131,552 shares of the Company’s common stock had been credited to individual director stock accounts under the Directors’ Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors’ Deferred Compensation Plan.

11. 401(k) Plan

The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $16.5 for employees under age 50 and $22 for employees 50 and older in calendar year 2011. Employee contributions are held in the employees’ name and invested by the plan’s trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee’s contributions to the plan in the amount of $388, $433 and $551 in 2011, 2010 and 2009, respectively.

12. Commitments and Contingencies

Operating Lease Commitments

The Company leases laboratory facilities and office space pursuant to a sublease, which is accounted for as an operating lease. The sublease expires on December 31, 2012, with an option to extend the sublease for an additional two years. The Company subleases additional office space under a sublease that is accounted for as an operating lease. This sublease has escalating rent payments and expires on April 30, 2015. Total rent expense under these operating leases was approximately $933, $1,508 and $1,458 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, annual minimum payments under operating lease arrangements were as follows:

September 30,
2012	$933
2013	538
2014	553
2015	185

Total	$2,209

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Equipment Financing and Capital Lease Obligations

As of December 31, 2011, 2010 and 2009, the Company had approximately $268 of property and equipment that was financed or acquired through a capital lease. Amortization expense for these assets is included in depreciation expense, with accumulated amortization of $194, $128 and $24 at December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the annual minimum payments under these financing and capital lease arrangements were as follows:

September 30,
2012	$85
2013	7
2014	2

Total	$94

Purchase Commitments

The Company had outstanding contractual purchase obligations of $12 and $7 at December 31, 2011 and 2010, respectively. These outstanding contractual purchase obligations are not recorded in the accompanying financial statements as the amounts represent future obligations, not liabilities, at December 31, 2011 and 2010, respectively.

13. Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the financial statements were issued.

On February 21, 2012, the Company announced that the FDA had placed a clinical hold on the Company’s clinical trials evaluating Capesaris® for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal treatment. A clinical hold is a notification issued by the FDA to the trial sponsor to delay a clinical trial or suspend an ongoing clinical trial. The clinical hold, which was effective as of February 17, 2012, affects the Company’s Phase II maintenance dose finding clinical trial and its Phase II loading dose finding clinical trial, as well as its Phase II clinical trial in men with castration resistant prostate cancer. The clinical hold followed the Company’s reports to the FDA of venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the clinical hold, the Company suspended further enrollment into these three studies and notified clinical sites to discontinue treatment of subjects with Capesaris®.

Subject to further input from the FDA, the Company believes there may be a path forward to develop Capesaris® at lower doses to treat men with metastatic hormone sensitive prostate cancer and men with castration resistant prostate cancer. The Company plans to work with the FDA to determine the appropriate course of action, if any, to evaluate Capesaris® in these patient populations. This subsequent event does not materially impact the valuation of the Company’s assets.

There were no other material recognizable or nonrecognizable subsequent events during the period evaluated.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

14. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	2011 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues:
Product sales, net	$1,229	$1,645	$2,029	$1,770
Collaboration revenue	8,066	—	—	—

Total revenues	9,295	1,645	2,029	1,770
Costs and expenses:
Cost of product sales	205	264	311	275
Research and development expenses	7,303	7,591	8,181	8,863
General and administrative expenses	4,684	4,470	2,904	3,380

Total costs and expenses	12,192	12,325	11,396	12,518

Loss from operations	(2,897)	(10,680)	(9,367)	(10,748)
Other income, net	302	7	23	66

Net loss	$(2,595)	$(10,673)	$(9,344)	$(10,682)

Net loss per share:
Basic and diluted	$(0.05)	$(0.21)	$(0.15)	$(0.17)

	September 30,	September 30,	September 30,	September 30,
	2010 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues:
Product sales, net	$799	$599	$960	$1,469
Collaboration revenue	55,778	336	336	336

Total revenues	56,577	935	1,296	1,805
Costs and expenses:
Cost of product sales	151	134	216	267
Research and development expenses	7,650	9,477	5,593	5,775
General and administrative expenses	4,509	4,325	4,066	4,519

Total costs and expenses	12,310	13,936	9,875	10,561

Income (loss) from operations	44,267	(13,001)	(8,579)	(8,756)
Other income, net	72	60	4	1,227

Net income (loss)	$44,339	$(12,941)	$(8,575)	$(7,529)

Net income (loss) per share:
Basic and diluted	$1.22	$(0.36)	$(0.24)	$(0.16)