Form 10-Q
period 2012-03-31
GTX INC /DE/
filed 2012-05-10
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 7, 2012, 62,804,673 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GTx, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,909	$63,745
Short-term investments	8,045	10,695
Accounts receivable, net	925	981
Inventory	146	161
Prepaid expenses and other current assets	1,498	1,266

Total current assets	66,523	76,848
Property and equipment, net	890	1,096
Intangible and other assets, net	198	240

Total assets	$67,611	$78,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$937	$1,219
Accrued expenses and other current liabilities	4,671	4,857

Total current liabilities	5,608	6,076
Other long-term liabilities	235	234
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at both March 31, 2012 and December 31, 2011; 62,803,673 and 62,790,223 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	63	63
Additional paid-in capital	458,959	457,985
Accumulated deficit	(397,254)	(386,174)

Total stockholders’ equity	61,768	71,874

Total liabilities and stockholders’ equity	$67,611	$78,184

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Product sales, net	$1,829	$1,229
Collaboration revenue	—	8,066

Total revenues	1,829	9,295
Costs and expenses:
Cost of product sales	274	205
Research and development expenses	9,835	7,303
General and administrative expenses	2,808	4,684

Total costs and expenses	12,917	12,192

Loss from operations	(11,088)	(2,897)
Other income, net	8	302

Net loss	$(11,080)	$(2,595)

Net loss per share:
Basic and diluted	$(0.18)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and diluted	62,798,008	51,719,187

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,080)	$(2,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	318
Share-based compensation	882	1,199
Directors’ deferred compensation	45	51
Deferred revenue amortization	—	(8,066)
Impairment of intangible asset	—	1,598
Changes in assets and liabilities:
Accounts receivable, net	56	3
Inventory	49	7
Prepaid expenses and other current assets	(228)	(788)
Accounts payable	(282)	(190)
Accrued expenses and other long term liabilities	(162)	(766)

Net cash used in operating activities	(10,510)	(9,229)

Cash flows from investing activities:
Purchase of property and equipment	—	(16)
Purchase of short-term investments, held to maturity	(1,960)	(6,125)
Proceeds from maturities of short-term investments, held to maturity	4,610	—

Net cash provided by (used in) investing activities	2,650	(6,141)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	47	—
Payments on capital lease and financed equipment obligations	(23)	(21)

Net cash provided by (used in) financing activities	24	(21)

Net decrease in cash and cash equivalents	(7,836)	(15,391)
Cash and cash equivalents, beginning of period	63,745	58,181

Cash and cash equivalents, end of period	$55,909	$42,790

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

The Company is developing selective androgen receptor modulators (“SARMs”), including enobosarm (also known as Ostarine® or GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). The Company is conducting two pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

Additionally, the Company has been developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal therapy. In February 2012, the Company announced that the United States Food and Drug Administration (“FDA”) placed a full clinical hold on all three of the Company’s clinical trials evaluating Capesaris® for primary (first line hormonal) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal therapy. Accordingly, all three of the Company’s clinical trials evaluating Capesaris® were discontinued. In April 2012, the Company submitted a complete response to the FDA that provided the information required by the FDA for the Company to resolve the safety related clinical hold deficiency before the Company could initiate further clinical studies of Capesaris®. In May 2012, the FDA removed the full clinical hold. Based upon feedback from the FDA, the Company plans to conduct a Phase II clinical trial to evaluate the safety and efficacy of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer maintained on primary androgen deprivation therapy.

The Company sells FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2012.

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

GTx, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Revenue Recognition

The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At March 31, 2012 and December 31, 2011, the Company’s accrual for product returns was $1,225 and $1,114, respectively.

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

At March 31, 2012 and December 31, 2011, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value. The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

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

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at March 31, 2012 and December 31, 2011, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Other Income, net

Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, foreign currency transaction gains and losses, and other non-operating income or expense.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2012 up through the date the condensed financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

2. Share-Based Compensation

Share-based payments include stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award. The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

GTx, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Research and development expenses	$519	$509
General and administrative expenses	408	741

Total share-based compensation	$927	$1,250

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $45 and $51, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended March 31,
	2012	2011
Expected price volatility	69.1%	65.0%
Risk-free interest rate	1.2%	2.5%
Weighted average expected life in years	6.5 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2011	4,945,565	$9.12
Options granted	1,023,000	3.36
Options forfeited	(84,600)	5.85
Options exercised	(13,450)	3.48

Options outstanding at March 31, 2012	5,870,515	8.17

GTx, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

3. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options. Weighted average options outstanding to purchase shares of common stock of 5,933,153 and 5,729,635 for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

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

Ipsen Collaboration and License Agreement

In September 2006, the Company entered into a collaboration and license agreement with Ipsen Biopharm Limited (the “Ipsen Collaboration Agreement”) pursuant to which the Company granted Ipsen exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (the “European Territory”) to develop and commercialize toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States.

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

In March 2011, the Company reacquired full rights to its toremifene program following the termination by the Company and Ipsen of the collaboration and license agreement, as amended. During the three months ended March 31, 2011, the Company recognized as collaboration revenue all of the remaining $8,066 unamortized revenue.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•

the anticipated progress of our research, development and clinical programs, including whether our ongoing or planned clinical trials will achieve similar results to clinical trials that we have previously concluded;

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

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). Our lead SARM product candidate, enobosarm (also known as Ostarine® or GTx-024), has to date been evaluated in eight completed clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name from the USAN Council, recognizing enobosarm as the first in this new class of compounds.

We are enrolling the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer. We are conducting these trials in clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, approximately 300 patients with Stage III or IV non-small cell lung cancer are being randomized to placebo or enobosarm 3 mg at the time they are to begin first line chemotherapy. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. In May 2012, after a pre-specified safety review in subjects currently enrolled in these two clinical trials, the independent Data Safety Monitoring Board determined that the trials could continue as planned. We currently expect data from these pivotal Phase III clinical trials in the first half of 2013. We intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, including enobosarm.

Additionally, we have been developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal therapy. In May 2012, we announced that the United States Food and Drug Administration, or FDA, had removed its full clinical hold on our Investigational New Drug, or IND, application for Capesaris®. Based upon feedback from the FDA, we plan to conduct a clinical trial to evaluate the safety and efficacy of three doses of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer maintained on primary androgen deprivation therapy, or ADT.

The full clinical hold, which was placed on all of our clinical trials evaluating Capesaris® by the FDA in February 2012, affected our Phase II maintenance dose finding clinical trial evaluating Capesaris® 1000 mg and 2000 mg once-a-day doses compared to Lupron Depot® (leuprolide acetate for depot suspension) in 164 men with advanced prostate cancer and our Phase II loading dose finding clinical trial evaluating a 1000 mg twice-a-day dose or 1500 mg twice-a-day dose to medically castrate up to 104 men with advanced prostate cancer by day 28. Additionally, the full clinical hold applied to our Phase II clinical trial evaluating Capesaris® 2000 mg once-a-day dose to determine the ability of Capesaris® to reduce serum prostate specific antigen, or PSA, and the duration of this PSA reduction in 25 men with castration resistant prostate cancer who were receiving ADT. The full clinical hold followed our reports to the FDA of venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher per day). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the full clinical hold, we suspended further enrollment into these three trials and notified clinical sites to discontinue treatment of subjects with Capesaris®.

Following the imposition of the full clinical hold, we received a letter from the FDA specifying the information required by the FDA for us to resolve the safety related clinical hold deficiency before we could initiate further clinical studies of Capesaris®. In April 2012, we submitted to the FDA a complete response to the FDA’s letter, as well as additional information thereafter. Our submissions in response to the FDA letter also included our protocol for a new Phase II clinical trial of Capesaris® as secondary hormonal therapy for men with metastatic castration resistant prostate cancer maintained on primary ADT at doses lower than those which were being tested in our discontinued Capesaris® Phase II clinical trials. In May 2012, we announced the FDA had removed the full clinical hold and our plans to initiate the new Phase II clinical trial for Capesaris® in the third quarter of 2012. Capesaris® has previously demonstrated the ability to suppress serum prostate specific antigen, or PSA, and free testosterone and increase sex hormone binding globulin, or SHBG, in men with advanced prostate cancer. The planned Phase II open-label clinical trial is designed to assess the effect of oral daily doses of Capesaris® on serum PSA response and prostate cancer progression in men with metastatic castration resistant prostate cancer maintained on primary ADT. The planned Phase II clinical trial also is designed to provide confirmation of the mechanism of drug action for Capesaris® on lowering serum free testosterone levels by increasing serum SHBG. Other key endpoints that will be evaluated in the trial include effects on the levels of adrenal androgen precursors, as well as the incidence and frequency of hot flashes and bone loss, which are estrogen deficiency related side effects of ADT. During the trial, subjects will continue to receive their ADT treatment, and we will assess the safety and tolerability of Capesaris® in these subjects, including the incidence of venous thromboembolic events, or VTEs. The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the planned trial will be enrolled in the Capesaris® 125 mg dosing arm. If an acceptable incidence rate of VTEs in the 125 mg dosing arm is observed within 30 days after the first dosing arm has been fully enrolled, enrollment of the next 25 subjects will commence in the Capesaris® 250 mg dosing arm. Similarly, the Capesaris® 500 mg dosing arm will commence enrollment of the final 25 subjects 30 days after full enrollment of the 250 mg dosing arm, assuming an acceptable incidence rate of VTEs has been observed in both of the lower dosage arms.

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States.

Financial Highlights

Our net loss for the three months ended March 31, 2012 was $11.1 million. Our net loss included FARESTON® net product sales of $1.8 million. We expect to incur significant net losses in 2012 and for the foreseeable future as we continue our clinical development and research and development activities.

At March 31, 2012, we had cash, cash equivalents and short-term investments of $64.0 million compared to $74.4 million at December 31, 2011. As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and Capesaris®, we will need to obtain substantial additional funding.

Research and Development

Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees.

We expect our research and development expenses for fiscal year 2012 to increase as compared to fiscal year 2011 and to be primarily focused on the following:

•	the continued clinical development of enobosarm;

•	planned clinical development activities relating to Capesaris®; and

•	the continued preclinical development of other potential product candidates.

There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status
Enobosarm (Ostarine®; GTx-024)
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Enrolling the POWER 1 and POWER 2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.
Capesaris® (GTx-758)
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer maintained on primary ADT	Selective ER alpha agonist	Phase II	Plan to initiate a Phase II clinical trial in the third quarter of 2012 to treat men with metastatic castration resistant prostate cancer maintained on primary ADT.

Product Sales

We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women in the United States. In order to commercialize any future products, we will need to develop our sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

Our revenues consist of product sales of FARESTON® and in 2011 and prior periods, also consisted of revenues derived from our former collaboration and license agreements.

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

We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each quarter. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers. Our three largest wholesale customers accounted for 96% of our product sales of FARESTON® for the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, our accrual for product returns was $1.2 million and $1.1 million, respectively.

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

The determination of the fair value of share-based payment awards on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, and risk-free interest rate. We estimate the expected life of options by calculating the average of the vesting term and contractual term of the options. We estimate the expected stock price volatility based on the historical volatility of our common stock. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Research and development expenses	$519	$509
General and administrative expenses	408	741

Total share-based compensation	$927	$1,250

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $45,000 and $51,000, respectively. At March 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $7.2 million with a weighted average expense recognition period of 3.3 years.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues. Revenues for the three months ended March 31, 2012 were $1.8 million, as compared to $9.3 million for the same period of 2011. Revenues consisted of net product sales of FARESTON® and, for the three months ended March 31, 2011, collaboration revenue from Ipsen Biopharm Limited, or Ipsen. During the three months ended March 31, 2012 and 2011, FARESTON® net product sales were $1.8 million and $1.2 million, respectively, while cost of products sales were $274,000 and $205,000, respectively. FARESTON® net product sales for the three months ended March 31, 2012 increased from the same period in the prior year due primarily to an increase in the sales price of FARESTON®, and to a lesser extent, an increase in volume. Collaboration income was $8.1 million for the three months ended March 31, 2011, which resulted from recognition of all remaining unamortized deferred revenue due to the termination of our license and collaboration agreement with Ipsen in March 2011.

Research and Development Expenses. Research and development expenses increased 35% to $9.8 million for the three months ended March 31, 2012 from $7.3 million for the three months ended March 31, 2011. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development expenses for past periods may not be indicative of future periods.

Product Candidate/ Proposed Indication	Program	Three Months Ended March 31,		Increase/ (Decrease)
		2012	2011
		(in thousands)
Enobosarm
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$4,930	$1,016	$3,914

Capesaris®
Primary and secondary hormonal therapy of advanced prostate cancer	Selective ER alpha agonist	3,111	2,314	797
Other research and development[1]		1,794	3,973	(2,179)

Total research and development expenses		$9,835	$7,303	$2,532

[1]

“Other research and development” for the three months ended March 31, 2011 includes research and development expenses of $2.0 million for toremifene 80 mg, which included an impairment charge of $1.6 million, and $232,000 for toremifene 20 mg. We have discontinued our toremifene development programs.

General and Administrative Expenses. General and administrative expenses decreased during the three months ended March 31, 2012 to $2.8 million from $4.7 million for the three months ended March 31, 2011. This decrease was primarily due to the discontinuance of our toremifene development programs, which resulted in decreased personnel related costs of $907,000 and decreased legal expenses of $322,000. Additionally, FARESTON® marketing and medical education expenses decreased by $651,000.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and short-term investments of $64.0 million, compared to $74.4 million at December 31, 2011. Net cash used in operating activities was $10.5 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively, and resulted primarily from funding our operations for the periods.

Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2012 and resulted from the maturities of short-term investments of $4.6 million partially offset by the purchase of short-term investments of $2.0 million. Net cash used in investing activities of $6.1 million for the three months ended March 31, 2011 was primarily for the purchase of short-term investments.

Net cash provided by financing activities was $24,000 for the three months ended March 31, 2012 and was provided primarily from proceeds from the exercise of employee stock options partially offset by payments on capital lease and financed equipment obligations. Net cash used in financing activities was $21,000 for the three months ended March 31, 2011 and was related to payments on capital lease and financed equipment obligations.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and Capesaris®, we will need to obtain substantial additional funding.

Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:

•

the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing, planned and any other future clinical trials of enobosarm and Capesaris®;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the amount and timing of any license fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

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

We do not currently have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the outcomes of ongoing and planned clinical trials of enobosarm and Capesaris®, uncertainty regarding our financial condition and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of March 31, 2012, we had an accumulated deficit of $397.3 million. Our net loss for the three months ended March 31, 2012 was $11.1 million. We expect to incur significant net losses for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (also known as Ostarine® or GTx-024) and Capesaris® (GTx-758), are in various stages of clinical development and significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for each of these product candidates and to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain United States Food and Drug Administration, or FDA, approval or any other regulatory approvals to market any of our product candidates in the near future, and it is possible our product candidates will never gain regulatory approval.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the three months ended March 31, 2012, we recognized $1.8 million in net revenues from the sale of FARESTON®. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.

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

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approvals for enobosarm and Capesaris®, we will need to obtain substantial additional funding. Our future funding requirements will depend on many factors, including:

•

the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing, planned and any other future clinical trials of enobosarm and Capesaris®;

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

We do not currently have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments and revenues from the sale of FARESTON®. In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the outcomes of ongoing and planned clinical trials of enobosarm and Capesaris®, uncertainty regarding our financial condition and/or current economic conditions, including the effects of, disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

Risks Related to Development of Product Candidates

We and any potential future collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional research and development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, we announced in May 2010 that toremifene 20 mg failed to meet its primary efficacy endpoint in our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, after we had incurred significant development costs. Even if the results of a clinical trial are positive, the efficacy and/or safety results from the trial may be insufficient to support the submission of a NDA to the FDA, or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, notifying us that the FDA would not approve the NDA. We have since discontinued our toremifene development programs.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned or other future clinical trials will begin on time, or whether ongoing or planned clinical trials will need to be restructured or will be completed on schedule, if at all. We or any potential future collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential future collaborators’ ability to commercialize our product candidates, including:

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

•	even if preclinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require us to conduct unanticipated additional clinical trials;

•	registration or enrollment in clinical trials may be slower than we anticipate, resulting in significant delays or study terminations;

•	we or any potential future collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	our product candidates may not have the desired effects or may include undesirable side effects, such as the blood clots observed in our discontinued Phase II clinical studies of Capesaris®.

If any of these events were to occur and, as a result, we or any potential future collaborators have significant delays in or termination of clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would materially and adversely impact our business, financial condition and growth prospects.

If we or any potential future collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential future collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*

In our discontinued Phase II clinical trials of Capesaris®, we observed venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of Capesaris® on full clinical hold and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. In May 2012, the FDA notified us that it had removed the full clinical hold on Capesaris®, and we plan to conduct a Phase II clinical trial to evaluate Capesaris®, at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer maintained on primary ADT. Although we plan to conduct a Phase II clinical trial evaluating Capesaris® at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, we cannot assure you that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the planned Phase II clinical trial. If an unacceptable incidence of venous thromboembolic events or other adverse events is observed in our planned Phase II clinical trial of Capesaris®, we may be required to abandon our development of Capesaris®, in which case, we would not receive any return on our investment in that product candidate.

In our Phase II clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which can lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins have also been observed in subjects treated with enobosarm. Lower levels of high-density lipoproteins could lead to increased risk of adverse cardiovascular events.

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

If some or all of our or our licensors’ patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates.

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

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since determined to discontinue our toremifene 80 mg development program. While we have met with the FDA to discuss the development program and required endpoints to obtain approval of enobosarm, there can be no assurance that the FDA will ultimately determine that data from our current Phase III clinical trials of enobosarm will be sufficient for approval of this product candidate. Additionally, there can be no assurance that the FDA will determine that the data from potential future clinical trials of Capesaris® will be sufficient for approval of this product candidate. For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or future clinical trials of enobosarm or Capesaris®, which could require us to abandon the development of the affected product candidate.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate. Even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development in the near future, if at all. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 2, 2012, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 96% of our product sales of FARESTON® for the three months ended March 31, 2012;

•	any further restrictions, limitations, and/or warnings added to the FARESTON® label, including any such changes to its boxed warning;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.

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

The health care reform legislation has been subject to judicial challenge. While some courts have upheld the law, other courts have concluded that the individual mandate component of the law is unconstitutional. One of those courts determined that the individual mandate component could not be severed from the law and therefore concluded that the entire law was void. All of the rulings on the merits are being appealed. In addition, the United States Supreme Court recently heard oral arguments regarding the constitutionality of the health care reform legislation, and a ruling on the matter is expected as early as June or July 2012. There is no certainty regarding the final outcome of the litigation or the impact of the outcome on the pricing and potential profitability of any products that we and/or any potential future collaborators may develop.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc., GlaxoSmithKline, and Bristol-Myers Squibb Company. Pfizer Inc., Eli Lilly & Co. and Amgen have myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis) and Novartis AG is developing a human monoclonal antibody for various muscle indications. Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators and other agents, that may have some muscle activity. Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase III clinical trials for treatment of cancer cachexia in patients with non-small cell lung cancer. Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.

We are developing Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer maintained on primary ADT. There are various products approved or under clinical development to treat men with advanced prostate cancer who have castration resistant prostate cancer which may compete with Capesaris®, such as products being developed by Medivation, Inc., Millennium: The Takeda Oncology Company and Johnson & Johnson. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic castration resistant prostate cancer in patients who have received prior chemotherapy. Medivation, Inc. is in the process of seeking approval for MDV 3100, its oral androgen receptor antagonist, for patients with metastatic castration resistant prostate cancer who have received prior chemotherapy. Both MDV 3100 and Zytiga® are also in development for men with castration resistant prostate cancer prior to receiving chemotherapy. Capesaris® is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

Risks Related to Our Common Stock

Market volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

delays in the initiation, enrollment or completion of our ongoing and planned clinical trials of enobosarm and Capesaris®, or negative or inconclusive results reported in any of our ongoing and planned clinical trials of enobosarm and Capesaris®;

•	reports of unacceptable incidences of adverse events observed in any of our ongoing and planned clinical trials of enobosarm and Capesaris®;

•	our ability to enter into new collaborative arrangements with respect to our product candidates;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of March 31, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 62.3% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.5% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2012, the average daily trading volume of our common stock on The NASDAQ Global Market was 391,383 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2012, we had 62,803,673 shares of common stock outstanding.

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

GTx, Inc.

Date: May 10, 2012	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: May 10, 2012	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of GTx, Inc.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc. (2)
3.3	Amended and Restated Bylaws of GTx, Inc.(3)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen of Common Stock Certificate(4)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(4)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(4)
4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(5)
4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(5)
10.60	2012 Compensation Information for Registrant’s Executive Officers(6)
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)
101.INS*	XBRL Instance Document(8)
101.SCH*	XBRL Taxonomy Extension Schema Document(8)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(8)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(8)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(8)

*	Filed herewith.
(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.
(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.
(4)

Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(5)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.
(6)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 2, 2012, and incorporated herein by reference.
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

(8)

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