Form 10-Q
period 2012-06-30
GTX INC /DE/
filed 2012-08-08
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, 62,816,674 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GTx, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,319	$63,745
Short-term investments	8,610	10,695
Accounts receivable, net	908	981
Inventory	105	161
Prepaid expenses and other current assets	1,223	1,266

Total current assets	58,165	76,848
Property and equipment, net	779	1,096
Intangible and other assets, net	201	240

Total assets	$59,145	$78,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,462	$1,219
Accrued expenses and other current liabilities	5,732	4,857

Total current liabilities	7,194	6,076
Other long-term liabilities	262	234
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at both June 30, 2012 and December 31, 2011; 62,809,673 and 62,790,223 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	63	63
Additional paid-in capital	459,261	457,985
Accumulated deficit	(407,635)	(386,174)

Total stockholders’ equity	51,689	71,874

Total liabilities and stockholders’ equity	$59,145	$78,184

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product sales, net	$1,639	$1,645	$3,468	$2,874
Collaboration revenue	—	—	—	8,066

Total revenues	1,639	1,645	3,468	10,940
Costs and expenses:
Cost of product sales	245	264	519	469
Research and development expenses	9,237	7,591	19,072	14,894
General and administrative expenses	2,591	4,470	5,399	9,154

Total costs and expenses	12,073	12,325	24,990	24,517

Loss from operations	(10,434)	(10,680)	(21,522)	(13,577)
Other income, net	53	7	61	309

Net loss	$(10,381)	$(10,673)	$(21,461)	$(13,268)

Net loss per share:
Basic and diluted	$(0.17)	$(0.21)	$(0.34)	$(0.26)

Weighted average shares used in computing net loss per share:
Basic and diluted	62,805,662	51,968,667	62,801,835	51,844,616

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(21,461)	$(13,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	586
Share-based compensation	1,125	2,097
Directors’ deferred compensation	88	96
Deferred revenue amortization	—	(8,066)
Impairment of intangible assets	—	1,598
Changes in assets and liabilities:
Accounts receivable, net	73	(221)
Inventory	90	28
Prepaid expenses and other assets	38	(203)
Accounts payable	243	291
Accrued expenses and other liabilities	947	415

Net cash used in operating activities	(18,444)	(16,647)

Cash flows from investing activities:
Purchase of property and equipment	(86)	(40)
Purchase of short-term investments, held to maturity	(4,730)	(8,085)
Proceeds from maturities of short-term investments, held to maturity	6,815	—

Net cash provided by (used in) investing activities	1,999	(8,125)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	49,012
Payments on capital lease and financed equipment obligations	(44)	(42)
Proceeds from exercise of employee stock options	63	42

Net cash provided by financing activities	19	49,012

Net (decrease) increase in cash and cash equivalents	(16,426)	24,240
Cash and cash equivalents, beginning of period	63,745	58,181

Cash and cash equivalents, end of period	$47,319	$82,421

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Business and Basis of Presentation

Business

GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, cancer supportive care, and other serious medical conditions.

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

Additionally, the Company has been developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal therapy. In May 2012, the Company announced that the United States Food and Drug Administration (“FDA”) had removed its full clinical hold on the Company’s Investigational New Drug application for Capesaris®. Based upon feedback from the FDA, the Company plans to initiate in the third quarter of this year a clinical trial to evaluate the safety and efficacy of three doses of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

The Company sells FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2012.

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

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Revenue Recognition

The Company recognizes revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. The Company estimates an accrual for product returns, which is recorded as a reduction of product sales, based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At June 30, 2012 and December 31, 2011, the Company’s accrual for product returns was $1,213 and $1,114, respectively.

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

At June 30, 2012 and December 31, 2011, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value. The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

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

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Based upon the Company’s decision to discontinue toremifene 80 mg development and after analyzing future cash flows and estimates of fair market value from a market participant perspective, the Company determined that its toremifene 80 mg intangible asset was impaired and recorded an impairment charge of $1,598 during the six months ended June 30, 2011. The impaired intangible asset consisted of the unamortized portion of capitalized license fees paid to Orion Corporation (“Orion”) related to the Company’s former toremifene 80 mg program. This license fee was paid under the amended and restated license and supply agreement for the Company’s exclusive license from Orion to develop and commercialize toremifene-based products.

The impairment charge was included in research and development expenses in the condensed statement of operations for the six months ended June 30, 2011.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at June 30, 2012 and December 31, 2011, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Other Income, net

Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, foreign currency transaction gains and losses, and other non-operating income or expense.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2012 up through the date the condensed financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expenses	$(158)	$398	$361	$907
General and administrative expenses	444	545	852	1,286

Total share-based compensation	$286	$943	$1,213	$2,193

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $43 and $45, respectively. Share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $88 and $96 was included in share-based compensation expense recorded as general and administrative expenses for the six months ended June 30, 2012 and 2011, respectively. Share-based compensation expense recorded as research and development expenses for the three months ended June 30, 2012 was offset by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the three months ended June 30, 2012.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected price volatility	75.0%	64.3%	69.5%	64.9%
Risk-free interest rate	1.3%	2.6%	1.2%	2.5%
Weighted average expected life in years	6.0 years	6.0 years	6.5 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2011	4,945,565	$9.12
Options granted	1,098,500	3.34
Options forfeited or expired	(567,412)	7.82
Options exercised	(19,450)	3.22

Options outstanding at June 30, 2012	5,457,203	8.11

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

Weighted average options outstanding to purchase shares of common stock of 5,580,340 and 5,530,288 for the three months ended June 30, 2012 and 2011, respectively, and 5,756,748 and 5,629,411 for the six months ended June 30, 2012 and 2011, respectively, were excluded from the calculations of diluted loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, cancer supportive care, and other serious medical conditions.

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

We are enrolling the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer. We are conducting these trials in clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, approximately 300 patients with Stage III or IV non-small cell lung cancer are being randomized to placebo or enobosarm 3 mg at the time they are to begin first line chemotherapy. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. We currently expect data from these pivotal Phase III clinical trials during the second quarter of 2013. We intend to continue our pursuit of a strategic partnership or collaboration for the development and commercialization of SARMs, including enobosarm.

Additionally, we have been developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for primary (first line) androgen deprivation therapy for advanced prostate cancer and secondary (second line) hormonal therapy. In May 2012, we announced that the United States Food and Drug Administration, or FDA, had removed its full clinical hold on our Investigational New Drug, or IND, application for Capesaris®. Based upon feedback from the FDA, we plan to initiate in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of three doses of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

The full clinical hold, which was placed on all of our clinical trials evaluating Capesaris® by the FDA in February 2012, affected our three then-ongoing Phase II clinical trials of Capesaris® to treat men with advanced prostate cancer. The full clinical hold followed our reports to the FDA of venous thromboembolic events (blood clots), or VTEs, in subjects treated with Capesaris® at the doses being studied in those trials (1000 mg and higher per day). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the full clinical hold, we suspended further enrollment into these three trials and notified clinical sites to discontinue treatment of subjects with Capesaris®. We have since discontinued these three trials.

Capesaris® has previously demonstrated the ability to reduce serum prostate specific antigen, or PSA, and free testosterone and increase sex hormone binding globulin, or SHBG, in men with advanced prostate cancer. The planned Phase II open-label clinical trial is designed to assess the effect of oral daily doses of Capesaris® on serum PSA response and prostate cancer progression in men with metastatic castration resistant prostate cancer. The planned Phase II clinical trial also is designed to provide confirmation of the mechanism of drug action for Capesaris® on lowering serum free testosterone levels by increasing serum SHBG in castrated men who failed primary androgen deprivation therapy. Other key endpoints that will be evaluated in the trial include effects on the levels of adrenal androgen precursors, as well as effects on bone and soft tissue metastases and the incidence and frequency of hot flashes and bone loss, which are estrogen deficiency related side effects of androgen deprivation therapy, or ADT. The trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of Capesaris® in these subjects, including the incidence of VTEs. The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the planned trial will be enrolled in the Capesaris® 125 mg dosing arm. Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the Capesaris® 125 mg dose arm has completed one 30 day cycle of therapy, enrollment of the next 25 subjects will commence in the Capesaris® 250 mg dosing arm. Similarly, the Capesaris® 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms.

Financial Highlights

Our net loss for the six months ended June 30, 2012 was $21.5 million. Our net loss included FARESTON® net product sales of $3.5 million. We expect to incur significant net losses in 2012 and for the foreseeable future as we continue our clinical development and research and development activities. We sell FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States. Until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue.

At June 30, 2012, we had cash, cash equivalents and short-term investments of $55.9 million compared to $74.4 million at December 31, 2011. As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest income and net product sales of FARESTON®, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and Capesaris®, we will need to obtain substantial additional funding.

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

We expect that our research and development expenses for fiscal year 2012 will increase as compared to fiscal year 2011 and to be primarily focused on the following:

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

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm (Ostarine®; GTx-024)
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Enrolling the POWER 1 and POWER 2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

Capesaris® (GTx-758)
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer	Selective ER alpha agonist	Phase II	Plan to initiate a Phase II clinical trial in the third quarter of 2012 to treat men with metastatic castration resistant prostate cancer.

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

We recognize revenue from product sales of FARESTON® less deductions for estimated sales discounts and sales returns. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. We consider historical product return trend information that we continue to update each quarter. We estimate the number of months of product on hand and the amount of product which is expected to exceed its expiration date and be returned by the customer by receiving information from our three largest wholesale customers. Our three largest wholesale customers accounted for 96% of our product sales of FARESTON® for the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, our accrual for product returns was $1.2 million and $1.1 million, respectively.

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

Research and development expenses for the six months ended June 30, 2011 included an impairment charge of $1.6 million related to the unamortized portion of capitalized license fees paid to Orion Corporation related to our former toremifene 80 mg program.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Research and development expenses	$(158)	$398	$361	$907
General and administrative expenses	444	545	852	1,286

Total share-based compensation	$286	$943	$1,213	$2,193

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $43,000 and $45,000, respectively. Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the six months ended June 30, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $88,000 and $96,000, respectively. Share-based compensation expense recorded as research and development expenses for the three months ended June 30, 2012 was offset by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the period. At June 30, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $5.6 million with a weighted average expense recognition period of 3.15 years.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues. Revenues for both the three months ended June 30, 2012 and 2011 were $1.6 million and consisted of net product sales of FARESTON®. During the three months ended June 30, 2012, an increase in FARESTON® gross product sales due to an increase in the sales price of FARESTON® was offset by an increase in governmental rebates as compared to the prior period. During the three months ended June 30, 2012 and 2011, cost of product sales were $245,000 and $264,000, respectively.

Research and Development Expenses. Research and development expenses increased 22% to $9.2 million for the three months ended June 30, 2012 from $7.6 million for the three months ended June 30, 2011. The increase in research and development expenses during the three months ended June 30, 2012 compared to the prior year comparable quarter was due primarily to the initiation of the two Phase III clinical trials for enobosarm. This increase was partially offset by a decrease in research and development expenses due to the discontinuance in February 2012 of the three Phase II clinical trials of Capesaris® to treat men with advanced prostate cancer that were placed on full clinical hold by the FDA. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development expenses for past periods may not be indicative of future periods.

Product Candidate/Proposed Indication	Program	Three Months Ended June 30,		Increase/ (Decrease)
		2012	2011
		(in thousands)

Enobosarm
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$6,179	$2,460	$3,719

Capesaris®
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer	Selective ER alpha agonist	1,129	3,335	(2,206)

Other research and development		1,929	1,796	133

Total research and development expenses		$9,237	$7,591	$1,646

General and Administrative Expenses. General and administrative expenses decreased during the three months ended June 30, 2012 to $2.6 million from $4.5 million for the three months ended June 30, 2011. This decrease was primarily due to the discontinuance of our toremifene development programs, which resulted in decreased personnel related costs of $1.0 million. Additionally, FARESTON® marketing and medical education expenses decreased by $350,000 and legal expenses decreased by $208,000.

Six Months Ended June 30, 2012 and 2011

Revenues. Revenues for the six month periods ended June 30, 2012 and 2011 were $3.5 million and $10.9 million, respectively. Revenues consisted of net product sales of FARESTON® and, for the six months ended June 30, 2011, collaboration revenue from Ipsen Biopharm Limited, or Ipsen. During the six months ended June 30, 2012 and 2011, FARESTON® net product sales were $3.5 million and $2.9 million, respectively, while cost of product sales were $519,000 and $469,000, respectively. FARESTON® net product sales for the six months ended June 30, 2012 increased from the same period in the prior year primarily due to an increase in the price of FARESTON® and, to a lesser extent, an increase in sales volume. Collaboration revenue was $8.1 million for the six months ended June 30, 2011. As a result of the termination of our license and collaboration agreement with Ipsen in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million of unamortized revenue in the three months ended March 31, 2011.

Research and Development Expenses. Research and development expenses increased by 28% to $19.1 million for the six months ended June 30, 2012 from $14.9 million for the six months ended June 30, 2011. The increase in research and development expenses during the six months ended June 30, 2012 compared to the prior year comparable period was due primarily to the initiation of the two Phase III clinical trials for enobosarm. This increase was partially offset by a decrease in research and development expenses due to the discontinuance in February 2012 of the three Phase II clinical trials of Capesaris® to treat men with advanced prostate cancer that were placed on full clinical hold by the FDA. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented.

Product Candidate/Proposed Indication	Program	Six Months Ended June 30,		Increase/ (Decrease)
		2012	2011
		(in thousands)

Enobosarm
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$11,109	$3,476	$7,633

Capesaris®
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer	Selective ER alpha agonist	4,240	5,648	(1,408)

Other research and development [1]		3,723	5,770	(2,047)

Total research and development expenses		$19,072	$14,894	$4,178

[1]

“Other research and development” for the six months ended June 30, 2011 included research and development expenses of $2.0 million for toremifene 80 mg, which included an impairment charge of $1.6 million, and $343,000 for toremifene 20 mg. We have discontinued our toremifene development programs.

General and Administrative Expenses. General and administrative expenses decreased during the six months ended June 30, 2012 to $5.4 million from $9.2 million for the six months ended June 30, 2011. This decrease was primarily due to the discontinuance of our toremifene development programs, which resulted in decreased personnel related costs of $1.8 million. Additionally, FARESTON® marketing and medical education expenses decreased by $1.0 million and legal expenses decreased by $531,000.

Liquidity and Capital Resources

At June 30, 2012, we had cash, cash equivalents and short-term investments of $55.9 million, compared to $74.4 million at December 31, 2011. Net cash used in operating activities was $18.4 million and $16.6 million for the six months ended June 30, 2012 and 2011, respectively, and resulted primarily from funding our operations for the periods.

Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2012 and resulted primarily from the maturities of short-term investments of $6.8 million offset by the purchase of short-term investments of $4.7 million. Net cash used in investing activities was $8.1 million for the six months ended June 30, 2011 and was primarily for the purchase of short-term investments.

Net cash provided by financing activities of $19,000 for the six months ended June 30, 2012 resulted from proceeds from the exercise of employee stock options partially offset by payments on capital lease and financed equipment obligations. Net cash provided by financing activities was $49.0 million for the six months ended June 30, 2011 and reflects proceeds from our underwritten public offering of common stock in June 2011 and proceeds from the exercise of employee stock options. These proceeds were reduced by payments on our capital lease and financed equipment obligations.

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

During the six months ended June 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2012, we had an accumulated deficit of $407.6 million. Our net loss for the six months ended June 30, 2012 was $21.5 million. We expect to incur significant net losses for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (also known as Ostarine® or GTx-024) and Capesaris® (GTx-758), are in clinical development and significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for each of these product candidates and to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain United States Food and Drug Administration, or FDA, approval or any other regulatory approvals to market any of our product candidates in the near future, and it is possible that our product candidates will never receive any regulatory approvals.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates. FARESTON® is currently our only commercial product and, until such time that we receive regulatory approval to market any of our product candidates, if ever, we expect that FARESTON® will account for all of our product revenue. For the six months ended June, 2012, we recognized only $3.5 million in net revenues from the sale of FARESTON®. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or is eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.

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

If we or any potential future collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential future collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*

In our discontinued Phase II clinical trials of Capesaris®, we observed venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of Capesaris® on full clinical hold and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. In May 2012, the FDA notified us that it had removed the full clinical hold on Capesaris®, and we plan to conduct a Phase II clinical trial to evaluate Capesaris®, at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer. Although we plan to conduct a Phase II clinical trial evaluating Capesaris® at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, we cannot assure you that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the planned Phase II clinical trial. If an unacceptable incidence of venous thromboembolic events or other adverse events are observed in our planned Phase II clinical trial of Capesaris®, we may be required to abandon our development of Capesaris®, in which case, we would not receive any return on our investment in that product candidate.

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

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensors’ ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent defense and enforcement. The regulations and procedures to govern administration of the Leahy-Smith Act, and the substantive changes to patent law associated with the Leahy-Smith Act go into effect in stages, beginning from September 16, 2011, and continuing through March 16, 2013. Accordingly, it is too early to determine what effect or impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Even if patents are issued to us or our licensors regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable, lack of utility, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and FDA regulations and policies create a regulatory environment that encourages companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.

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

There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our drug discovery, development, and manufacture and process synthesis efforts. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensors, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, the July 9, 2012 reauthorization of the Prescription Drug User Fee Act, or PDUFA, extended by two months the time period in which the FDA is expected to review and approve certain NDAs. Although the FDA has recently stated that it expects to meet PDUFA’s updated timing goals, it has in the past provided its managers discretion to miss them due to heightened agency workload or understaffing in the review divisions; accordingly, it remains unclear whether and to what extent the FDA will adhere to PDUFA timing goals in the future. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our potential future collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since determined to discontinue our toremifene 80 mg development program. While we have met with the FDA to discuss the development program and required endpoints to obtain approval of enobosarm, there can be no assurance that the FDA will ultimately determine that data from our current pivotal Phase III clinical trials of enobosarm will be sufficient for approval of this product candidate. Additionally, there can be no assurance that the FDA will determine that the data from potential future clinical trials of Capesaris® will be sufficient for approval of this product candidate. For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or future clinical trials of enobosarm or Capesaris®, which could require us to abandon the development of the affected product candidate.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate. Even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development in the near future, if at all. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business – Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 2, 2012, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to decline.*

FARESTON® is currently our only marketed product. FARESTON® is indicated for the treatment of metastatic breast cancer in postmenopausal women. FARESTON® competes against tamoxifen, fulvestrant, and several aromatase inhibitors, including anastrozole, letrozole, and exemestane, for hormonal treatment of breast cancer. Sales of pharmaceuticals for breast cancer in the SERM class (which includes FARESTON®) have declined in recent years as competitors have gained market share, and we believe this trend will continue. Further, the branded competitors have greater resources and generic competitors are preferred by insurers. Although we continue to market and sell FARESTON®, we no longer utilize a sales force for promotional efforts. Additionally, continued sales may be impacted by many other factors, including the boxed warning added to the label of FARESTON® in March 2011 to highlight that FARESTON® has been shown to prolong the QTc interval in a dose- and concentration-related manner and that prolongation of the QTc interval can result in a type of ventricular tachycardia called Torsades de pointes, which may result in syncope, or temporary loss of consciousness, seizure, and/or death. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects.

In July 2012, we received a Form 483 as a result of an FDA inspection, which included the inspector’s observations concerning our adverse event reporting system for FARESTON®. That document listed certain deficiencies, including deficiencies in our drug safety policies and procedures. We initiated efforts to address the deficiencies identified by the FDA in the Form 483 which we believe will be sufficient to resolve their concerns. While we have responded to the FDA to address the observations documented in the Form 483 and we intend to demonstrate our compliance to the FDA’s satisfaction, we cannot be certain that we will be able to address in a manner satisfactory to the FDA all of the FDA’s observations, which could result in the FDA taking additional actions, including the issuance of a warning letter.

The occurrence of one or more of the following risks may cause sales of FARESTON® to decline:

•	the loss of one or more of our three largest wholesale drug distributors, which together accounted for approximately 96% of our product sales of FARESTON® for the six months ended June 30, 2012;

•	any further restrictions, limitations, and/or warnings added to the FARESTON® label, including any such changes to its boxed warning;

•	the continued success of competing products, including aromatase inhibitors;

•	the loss of coverage or reimbursement for FARESTON® from Medicare and Medicaid, private health insurers or other third-party payors;

•	exposure to product liability claims related to the commercial sale of FARESTON®, which may exceed our product liability insurance;

•	the failure of Orion to maintain regulatory filings or comply with applicable FDA requirements with respect to FARESTON®;

•	the introduction of generic toremifene products that compete with FARESTON® for the treatment of breast cancer; and

•	the loss of Orion, upon which we rely as a single source, as our supplier of FARESTON®.

If we are unable to establish sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.

We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. In the event one of our product candidates is approved, we will need to establish sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates. We may be unable to build our own sales and marketing capabilities, and there are risks involved with entering into arrangements with third parties to perform these services, which could delay the commercialization of any of our product candidates if approved for commercial sale. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established comprehensive Medicare coverage and reimbursement of prescription drugs under Medicare Part D. FARESTON® is currently covered under Medicare Part D through various Medicare managed care/prescription drug plans. Product candidates currently in development as oral drug products capable of self-administration by patients would likely be covered by Medicare Part D (if covered by Medicare at all). The prescription drug program established by this legislation may have the effect of reducing the prices that we or any potential future collaborators are able to charge for products we and/or any potential future collaborators develop and sell through the program. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D as established in 2003. However, the legislation also implements cost containment measures that could adversely affect our revenues. These measures include increased drug rebates under Medicaid for brand name prescription drugs, such as FARESTON®, and extension of these rebates to Medicaid managed care, each of which have reduced the amount of net reimbursement received for FARESTON® and would reduce the amount of net reimbursement for any other products that we and/or any potential future collaborators may develop and sell. The legislation also extended 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers, which has reduced the amount of reimbursement received for drugs purchased by these new 340B-covered entities.

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

The health care reform legislation has been subject to political and judicial challenge. In 2012, the Supreme Court considered the constitutionality of certain provisions of the law. The court upheld as constitutional the mandate for individuals to obtain health insurance but held that the provision allowing the federal government to withhold certain Medicaid funds to states that do not expand state Medicaid programs was unconstitutional. The impact of the court’s ruling remains uncertain. Political and judicial challenges to the law may continue in the wake of the court’s ruling.

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

We are developing Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer. There are various products approved or under clinical development to treat men with advanced prostate cancer who have castration resistant prostate cancer which may compete with Capesaris®, such as products being developed by Medivation, Inc., Millennium: The Takeda Oncology Company and Johnson & Johnson. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic castration resistant prostate cancer in patients who have received prior chemotherapy. Medivation, Inc. is in the process of seeking approval for MDV 3100, its oral androgen receptor antagonist, for patients with metastatic castration resistant prostate cancer who have received prior chemotherapy. Both MDV 3100 and Zytiga® are also in development for men with castration resistant prostate cancer prior to receiving chemotherapy. Capesaris® is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of June 30, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63.6% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.4% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2012, the average daily trading volume of our common stock on The NASDAQ Global Market was 342,758 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2012, we had 62,809,673 shares of common stock outstanding.

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

GTx, Inc.

Date: August 8, 2012	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: August 8, 2012	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of GTx, Inc.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc. (2)

3.3	Amended and Restated Bylaws of GTx, Inc.(3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate(4)

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(4)

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(4)

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(5)

4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(5)

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

101.INS*	XBRL Instance Document(7)

101.SCH*	XBRL Taxonomy Extension Schema Document(7)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(7)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(7)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(7)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(7)

*	Filed herewith.
(1)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.
(2)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.
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