Form 10-Q
period 2012-09-30
GTX INC /DE/
filed 2012-11-08
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, 62,816,924 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GTx, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,731	$63,745
Short-term investments	8,555	10,695
Accounts receivable, net	1,152	981
FARESTON® sale proceeds receivable	21,671	—
Inventory	—	161
Prepaid expenses and other current assets	1,233	1,266

Total current assets	71,342	76,848
Property and equipment, net	640	1,096
Intangible and other assets, net	186	240

Total assets	$72,168	$78,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214	$1,219
Accrued expenses and other current liabilities	10,263	4,142

Total current liabilities	11,477	5,361
Other long-term liabilities	786	949
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at both September 30, 2012 and December 31, 2011; 62,816,924 and 62,790,223 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	63	63
Additional paid-in capital	460,073	457,985
Accumulated deficit	(400,231)	(386,174)

Total stockholders’ equity	59,905	71,874

Total liabilities and stockholders’ equity	$72,168	$78,184

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Collaboration revenue	$—	$—	$—	$8,066
Expenses:
Research and development expenses	9,764	8,181	28,836	23,075
General and administrative expenses	2,999	2,708	7,987	8,886

Total expenses	12,763	10,889	36,823	31,961

Loss from operations	(12,763)	(10,889)	(36,823)	(23,895)
Other (expense) income, net	(47)	23	14	332

Loss from operations before income taxes	(12,810)	(10,866)	(36,809)	(23,563)
Income tax benefit	7,861	591	8,848	398

Net loss from continuing operations	(4,949)	(10,275)	(27,961)	(23,165)

Income from discontinued operations before income taxes	20,214	1,522	22,752	951
Income tax expense	(7,861)	(591)	(8,848)	(398)

Net income from discontinued operations	12,353	931	13,904	553

Net income (loss)	$7,404	$(9,344)	$(14,057)	$(22,612)

Net income (loss) per share—basic and diluted:
Net loss from continuing operations	$(0.08)	$(0.16)	$(0.44)	$(0.42)
Net income from discontinued operations	0.20	0.01	0.22	0.01

Net income (loss) per share	$0.12	$(0.15)	$(0.22)	$(0.41)

Weighted average shares outstanding:
Basic and diluted	62,815,549	62,778,575	62,806,440	55,529,320

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,057)	$(22,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of FARESTON®	(18,831)	—
Deferred revenue amortization	—	(8,066)
Impairment of intangible assets	—	1,598
Depreciation and amortization	596	819
Share-based compensation	1,878	3,178
Directors’ deferred compensation	128	141
Changes in assets and liabilities:
Accounts receivable, net	(171)	(147)
Inventory	133	(27)
Prepaid expenses and other assets	34	(476)
Accounts payable	(12)	(19)
Accrued expenses and other liabilities	3,258	1,062

Net cash used in operating activities	(27,044)	(24,549)

Cash flows from investing activities:
Purchase of property and equipment	(125)	(45)
Purchase of short-term investments, held to maturity	(7,815)	(12,450)
Proceeds from maturities of short-term investments, held to maturity	9,955	3,185

Net cash provided by (used in) investing activities	2,015	(9,310)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	48,982
Payments on capital lease and financed equipment obligations	(67)	(63)
Proceeds from exercise of employee stock options	82	55

Net cash provided by financing activities	15	48,974

Net (decrease) increase in cash and cash equivalents	(25,014)	15,115
Cash and cash equivalents, beginning of period	63,745	58,181

Cash and cash equivalents, end of period	$38,731	$73,296

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

The Company is developing selective androgen receptor modulators (“SARMs”), including enobosarm (also known as Ostarine® or GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). The Company is enrolling two pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.

Additionally, the Company is developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy. Based upon feedback from the FDA, the Company initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of three lower doses of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

Effective September 30, 2012, the Company sold its rights and certain assets related to FARESTON® to Strakan International S.á r.l., an affiliate of ProStrakan Group plc (“ProStrakan”) for $21,671 in cash. Through September 30, 2012, the Company sold FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States. See Note 4, Discontinued Operations, for further discussion.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2012.

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

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Discontinued Operations

On September 28, 2012, the Company entered into an asset purchase agreement (the “FARESTON® Purchase Agreement”) with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights and certain assets related to FARESTON®. Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory. The Company has accounted for FARESTON® as a discontinued operation. As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the condensed statements of operations and have been included in discontinued operations for the three and nine months ended September 30, 2012. The Company has also applied retroactive adjustments to the condensed statements of operations for the three and nine months ended September 30, 2011 to reflect the effects of the discontinued operations. The Company has set forth the assets and liabilities relating to the FARESTON® discontinued operations in Note 4, Discontinued Operations. See Note 4, Discontinued Operations, for further discussion.

FARESTON® Revenue Recognition

Revenue from product sales of FARESTON®, which is included in income from discontinued operations before income taxes, was recognized less deductions for estimated sales discounts and sales returns. Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured. The Company accounted for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retains the liability for future product returns relating to sales of FARESTON® by the Company prior to September 30, 2012. Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2012 and December 31, 2011, the Company’s accrual for product returns, was $1,189 and $1,114, respectively. Of these amounts, $528 and $715 have been included in “Other long-term liabilities” in the condensed balance sheets at September 30, 2012 and December 31, 2011, respectively, and represents the portion of the Company’s product returns accrual estimated to be payable after one year. See Note 4, Discontinued Operations, for further discussion.

Collaboration Revenue Recognition

Collaboration revenue consisted of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company’s former collaboration and license agreements. Revenues from the Company’s prior collaboration and license agreements were recognized based on the performance requirements of the specific agreements. The Company analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. See Note 5, Collaboration and License Agreements, for further discussion.

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

At September 30, 2012 and December 31, 2011, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year. As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value. The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

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

Based upon the Company’s decision to discontinue toremifene 80 mg development and after analyzing future cash flows and estimates of fair market value from a market participant perspective, the Company determined that its toremifene 80 mg intangible asset was impaired and recorded an impairment charge of $1,598 during the nine months ended September 30, 2011. The impaired intangible asset consisted of the unamortized portion of capitalized license fees paid to Orion Corporation (“Orion”) related to the Company’s former toremifene 80 mg program. This license fee was paid under the former amended and restated license and supply agreement for the Company’s exclusive license from Orion to develop and commercialize toremifene-based products.

The impairment charge was included in research and development expenses in the condensed statement of operations for the nine months ended September 30, 2011.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2012 and December 31, 2011, net of the valuation allowance, the net deferred tax assets were reduced to zero. Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has recognized the tax effect of discontinued operations in the condensed statements of operations in accordance with the intra-period accounting rules. An offsetting tax benefit is recorded in continuing operations in each period.

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Other (Expense) Income, net

Other (expense) income, net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.

Reclassification

Certain prior period results have been reclassified to conform with the discontinued operations presentation. See Note 4, Discontinued Operations, for further discussion.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2012 up through the date the condensed financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development expenses	$335	$503	$696	$1,410
General and administrative expenses	458	623	1,310	1,909

Total share-based compensation	$793	$1,126	$2,006	$3,319

Share-based compensation expense recorded as general and administrative expense for the three months ended September 30, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $40 and $45, respectively. Share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $128 and $141 was included in share-based compensation expense recorded as general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively. Share-based compensation expense recorded as research and development expenses for the nine months ended September 30, 2012 was offset by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the nine months ended September 30, 2012.

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

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected price volatility	73.8%	65.3%	69.6%	64.9%
Risk-free interest rate	1.1%	2.3%	1.2%	2.5%
Weighted average expected life in years	6.5 years	6.5 years	6.5 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2011	4,945,565	$9.12
Options granted	1,129,250	3.34
Options forfeited or expired	(669,754)	8.86
Options exercised	(26,701)	3.07

Options outstanding at September 30, 2012	5,378,360	7.97

3. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options.

Weighted average options outstanding to purchase shares of common stock of 5,408,065 and 5,113,943 for the three months ended September 30, 2012 and 2011, respectively, and 5,639,672 and 5,455,700 for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the calculations of diluted loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

4. Discontinued Operations

On September 28, 2012, the Company entered into the FARESTON® Purchase Agreement with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights to FARESTON® and certain assets related thereto. Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory. The Company recognized a gain of $18,831 on the sale of FARESTON® for the three and nine months ended September 30, 2012. The gain represents the gross proceeds received from the sale reduced by a contract termination fee of $1,000 due to Orion (as discussed further in Note 5, Collaboration and License Agreements), a financial advisory fee related to the transaction of $1,712, and other transaction expenses of approximately $128.

The Company has accounted for FARESTON® as a discontinued operation. The FARESTON® operating income, along with the gain recognized on the sale of FARESTON® for the three and nine months ended September 30, 2012, has been reported as “net income from discontinued operations” in the condensed statements of operations. In addition, the assets and liabilities related to FARESTON® that are included in the condensed balance sheets for the periods presented have been presented below.

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

FARESTON® operating income for each period presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product sales, net	$1,826	$2,029	$5,294	$4,903
Cost of product sales	(263)	(311)	(782)	(780)
Operating expenses	(180)	(196)	(591)	(3,172)

FARESTON® operating income	$1,383	$1,522	$3,921	$951

Under the FARESTON® Purchase Agreement, the Company remains responsible for and benefits from the collection of accounts receivable and remains liable for future product returns, in each case relating to sales of FARESTON® made by the Company prior to September 30, 2012. The Company has also recognized liabilities in its condensed balance sheet at September 30, 2012 for the $1,000 termination fee due to Orion and the $1,712 financial advisory fee related to the transaction within “accrued expenses and other current liabilities”. The assets and liabilities related to FARESTON® discontinued operations included in the condensed balance sheets for the periods presented were as follows:

	September 30,	December 31,
	2012	2011
Accounts receivable, net	$1,152	$981
FARESTON® sale proceeds receivable	21,671	—
Inventory	—	161
Prepaid expenses and other assets	279	178

Total assets	23,102	1,320

Accounts payable	35	116
Accrued expenses and other current liabilities	4,209	919
Other long-term liabilities	528	715

Total liabilities	4,772	1,750

Net assets (liabilities)	$18,330	$(430)

5. Collaboration and License Agreements

Former Orion Corporation License and Supply Agreement

In connection with the Company’s sale of its rights and certain assets related to FARESTON® to ProStrakan, the Company and Orion agreed to terminate the Amended and Restated License and Supply Agreement, dated January 1, 2005, as amended, between the Company and Orion (the “Orion Supply Agreement”) as well as certain other agreements between the Company and Orion related to the Orion Supply Agreement (collectively, the “Orion Agreements”). Pursuant to the Orion Supply Agreement, the Company obtained an exclusive license from Orion to develop and commercialize toremifene-based products for all human indications worldwide, except breast cancer outside of the United States, and Orion agreed to manufacture and supply all of the Company’s needs for clinical trial and commercial grade material for toremifene-based products developed and marketed in the United States and abroad, including toremifene globally and FARESTON® in the United States. The termination of the Orion Agreements was effective September 30, 2012. As consideration for Orion’s agreement to terminate the Orion Agreements and to enter into certain agreements with the ProStrakan to effect the FARESTON® sale, the Company paid Orion $1,000 in October 2012.

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

Former Ipsen Collaboration and License Agreement

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

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). Our lead SARM product candidate, enobosarm (also known as Ostarine® or GTx-024), has to date been evaluated in eight completed clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

We are enrolling the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer. We are conducting these trials in clinical sites in the United States, Europe, and South America. In each of the placebo-controlled, double-blind clinical trials, approximately 300 patients with Stage III or IV non-small cell lung cancer are being randomized to placebo or enobosarm 3 mg at the time they are to begin first line chemotherapy. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. In October 2012, after a pre-specified safety review in subjects currently enrolled in these two clinical trials, the independent Data Safety Monitoring Board determined that the trials could continue as planned. We currently expect topline data from these pivotal Phase III clinical trials during the second quarter of 2013. We plan either to build a specialized sales and marketing organization to commercialize enobosarm or consider strategic partnerships or collaborations for the development and commercialization of this product candidate.

Additionally, we are developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT. We believe Capesaris® has the potential to reduce testosterone without also causing certain estrogen deficiency side effects, such as bone loss, hot flashes and insulin resistance, which are common with current androgen deprivation therapies for prostate cancer. We also believe that Capesaris® may be effective, in combination with ADT, as a primary treatment of advanced prostate cancer by reducing testosterone to levels lower than what is attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

In May 2012, we announced that the United States Food and Drug Administration, or FDA, had removed its full clinical hold on our Investigational New Drug, or IND, application for Capesaris®. The full clinical hold was placed on our three then-ongoing Phase II clinical trials evaluating Capesaris® to treat men with advanced prostate cancer in February 2012 and resulted in the discontinuation of these trials. The full clinical hold followed our reports to the FDA of venous thromboembolic events (blood clots), or VTEs, in subjects treated with Capesaris® at the doses being studied in those trials (1000 mg and higher per day). Based upon feedback from the FDA in connection with the removal of the full clinical hold, we initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of three lower doses of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

Capesaris® has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, in men with advanced prostate cancer and reduce serum prostate specific antigen, or PSA, and free testosterone, which can stimulate prostate cancer growth. The primary endpoint of the current Phase II open-label clinical trial is the proportion of subjects with a ≥ 50% decline from baseline in serum prostate specific antigen, or PSA, by day 90. Other key cancer endpoints include serum PSA progression, time to progression and progression free survival in the study subjects. In addition, the clinical study will evaluate the ability of Capesaris® to treat certain side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes, bone loss, and insulin resistance. The clinical trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of Capesaris® in these subjects, including the incidence of VTEs. The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the Phase II clinical trial are being enrolled in the Capesaris® 125 mg dosing arm. Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the Capesaris® 125 mg dose arm has completed one 30 day cycle of therapy, enrollment of the next 25 subjects will commence in the Capesaris® 250 mg dosing arm. Similarly, the Capesaris® 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms.

Financial Highlights

Effective September 30, 2012, we sold our rights and certain assets related to FARESTON® to Strakan International S.á r.l., an affliliate of ProStrakan Group plc, or ProStrakan, for a purchase price of approximately $21.7 million in cash and recognized a gain on the sale of $18.8 million. Through September 30, 2012, we sold FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States.

Our net loss for the nine months ended September 30, 2012 was $14.1 million. Our net loss included a gain of $18.8 million on the sale of our rights and certain assets related to FARESTON®. We expect to incur significant net losses in 2012 and for the foreseeable future as we continue our clinical development and research and development activities. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and, as a result of the sale of our rights and certain assets related to FARESTON®, we also currently have no source of revenue. Our current product candidates, enobosarm and Capesaris®, will require significant additional clinical development and financial resources to obtain necessary regulatory approvals in order to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain FDA approval or any other regulatory approvals to market any of our product candidates in the near future, and it is possible that our product candidates will never receive any regulatory approvals.

At September 30, 2012, we had cash, cash equivalents and short-term investments of $47.3 million compared to $74.4 million at December 31, 2011. In October 2012, we increased our cash and short-term investments when we received net cash proceeds of approximately $19 million related to the sale of our rights and certain assets related to FARESTON®. As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and Capesaris®, we will need to obtain substantial additional funding.

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

We expect that our research and development expenses for fiscal year 2012 will increase as compared to fiscal year 2011 and to be primarily focused on the following:

•	the continued clinical development of enobosarm;

•	the continued clinical development of Capesaris®; and

•	the continued preclinical development of other potential product candidates.

There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status
Enobosarm (Ostarine®; GTx-024)
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	Phase III	Enrolling the POWER 1 and POWER 2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with non-small cell lung cancer.
Capesaris® (GTx-758)
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer and primary treatment for advanced prostate cancer used in combination with ADT	Selective ER alpha agonist	Phase II	Initiated a Phase II clinical trial in the third quarter of 2012 for secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions. General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relation services.

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

Discontinued Operations

Effective September 30, 2012, we completed the sale of FARESTON® for a total cash purchase price of $21.7 million, including payment for purchased inventory. We have accounted for FARESTON® as a discontinued operation. As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the condensed statements of operations and have been included in discontinued operations for the three and nine months ended September 30, 2012. We have also applied retroactive adjustments to the condensed statements of operations for the three and nine months ended September 30, 2011 to reflect the effects of the discontinued operations.

Revenue Recognition

Our revenues consisted of product sales of FARESTON®, which is included in income from discontinued operations before income taxes, and in 2011, also consisted of revenues derived from our former collaboration and license agreements.

Revenue from product sales of FARESTON® was recognized less deductions for estimated sales discounts and sales returns. Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured. We accounted for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012. Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At September 30, 2012 and December 31, 2011, our accrual for product returns, was $1.2 million and $1.1 million, respectively.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Research and development expenses	$335	$503	$696	$1,410
General and administrative expenses	458	623	1,310	1,909

Total share-based compensation	$793	$1,126	$2,006	$3,319

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended September 30, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $40,000 and $45,000, respectively. Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the nine months ended September 30, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $128,000 and $141,000, respectively. Share-based compensation expense recorded as research and development expenses for the nine months ended September 30, 2012 was offset by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the period. At September 30, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $4.9 million with a weighted average expense recognition period of 2.93 years.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Research and Development Expenses. Research and development expenses increased 19% to $9.8 million for the three months ended September 30, 2012 from $8.2 million for the three months ended September 30, 2011. The increase in research and development expenses during the three months ended September 30, 2012 compared to the prior year comparable quarter was due primarily to a $2.6 million increase in costs related to the continued enrollment of and operations related to the two pivotal Phase III clinical trials for enobosarm. This increase was partially offset by a $1.1 million decrease in research and development expenses due to the discontinuance in February 2012 of the three Phase II clinical trials of Capesaris® to treat men with advanced prostate cancer that were placed on full clinical hold by the FDA. “Other research and development expenses” in the table below includes the cost of personnel, supplies, and facilities associated with preclinical and discovery research and development activities. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development expenses for past periods may not be indicative of future periods.

Product Candidate/		Three Months Ended		Increase/
Proposed Indication	Program	September 30,		(Decrease)
		2012	2011
		(in thousands)
Enobosarm
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$6,312	$3,702	$2,610
Capesaris®
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer	Selective ER alpha agonist	1,729	2,815	(1,086)
Other research and development		1,723	1,664	59

Total research and development expenses		$9,764	$8,181	$1,583

General and Administrative Expenses. General and administrative expenses increased during the three months ended September 30, 2012 to $3.0 million from $2.7 million for the three months ended September 30, 2011. This increase was primarily due to an increase in salaries and benefits of $194,000 and increased legal expenses of $71,000.

Discontinued Operations. Income from discontinued operations before income taxes was $20.2 million for the three months ended September 30, 2012 and consisted of FARESTON® operating income of $1.4 million and the recognition of a gain of $18.8 million on the sale of our rights and certain assets related to FARESTON®.

The components of FARESTON® operating income for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Increase/
			(Decrease)
	2012	2011
	(in thousands)
Product sales, net	$1,826	$2,029	$(203)
Cost of product sales	263	311	(48)
Operating expenses	180	196	(16)

FARESTON® operating income	$1,383	$1,522	$(139)

During the three months ended September 30, 2012, FARESTON® gross product sales increased from the same period of 2011 due to an increase in the sales price of FARESTON® and, to a lesser extent, an increase in sales volume. However, this was offset by an increase in governmental rebates as compared to the prior period.

Nine Months Ended September 30, 2012 and 2011

Collaboration Revenue. Collaboration revenue was $8.1 million for the nine months ended September 30, 2011. As a result of the termination of our license and collaboration agreement with Ipsen Biopharm Limited in March 2011, we recognized as collaboration revenue all of the remaining $8.1 million of unamortized revenue in the three months ended March 31, 2011. We had no collaboration revenue during the nine months ended September 30, 2012.

Research and Development Expenses. Research and development expenses increased by 25% to $28.8 million for the nine months ended September 30, 2012 from $23.1 million for the nine months ended September 30, 2011. The increase in research and development expenses during the nine months ended September 30, 2012 compared to the prior year comparable period was due primarily to a $10.2 million increase in costs related to the continued enrollment of and operations related to the two pivotal Phase III clinical trials for enobosarm. This increase was partially offset by a $2.5 million decrease in research and development expenses due to the discontinuance in February 2012 of the three Phase II clinical trials of Capesaris® to treat men with advanced prostate cancer that were placed on full clinical hold by the FDA. “Other research and development expenses” in the table below includes the cost of personnel, supplies, and facilities associated with preclinical and discovery research and development activities. The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented.

Product Candidate/		Nine Months Ended		Increase/
Proposed Indication	Program	September 30,		(Decrease)
		2012	2011
		(in thousands)
Enobosarm
Prevention and treatment of muscle wasting in patients with non-small cell lung cancer	SARM	$17,420	$7,178	$10,242
Capesaris®
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer	Selective ER alpha agonist	5,969	8,463	(2,494)
Other research and development [1]		5,447	7,434	(1,987)

Total research and development expenses		$28,836	$23,075	$5,761

[1]

“Other research and development” for the nine months ended September 30, 2011 included research and development expenses of $2.0 million for toremifene 80 mg, which included an impairment charge of $1.6 million, and $434,000 for toremifene 20 mg. We have discontinued our toremifene development programs.

General and Administrative Expenses. General and administrative expenses decreased during the nine months ended September 30, 2012 to $8.0 million from $8.9 million for the nine months ended September 30, 2011. This decrease was primarily due to the discontinuance of our toremifene development programs, which resulted in decreased personnel related costs of $359,000 and decreased legal expenses of $460,000.

Discontinued Operations. Income from discontinued operations before income taxes was $22.8 million for the nine months ended September 30, 2012 and consisted of FARESTON® operating income of $3.9 million and the recognition of a gain of $18.8 million on the sale of rights and certain assets related to FARESTON®.

The components of FARESTON® operating income for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2012	2011
	(in thousands)
Product sales, net	$5,294	$4,903	$391
Cost of product sales	782	780	2
Operating expenses	591	3,172	(2,581)

FARESTON® operating income	$3,921	$951	$2,970

FARESTON® gross product sales increased for the nine months ended September 30, 2012 compared to the same period in 2011 due to an increase in the sales price of FARESTON® and, to a lesser extent, an increase in sales volume, which was partially offset by an increase in governmental rebates as compared to the prior period. FARESTON® operating expenses decreased for the nine month period ended September 30, 2012 as compared to the same period in 2011 due to a reduction in FARESTON® marketing and medical education expenses.

Liquidity and Capital Resources

At September 30, 2012, we had cash, cash equivalents and short-term investments of $47.3 million, compared to $74.4 million at December 31, 2011. In October 2012, we increased our cash and short-term investments when we received net cash proceeds of approximately $19 million related to the sale of our rights and certain assets related to FARESTON®. Net cash used in operating activities was $27.0 million and $24.5 million for the nine months ended September 30, 2012 and 2011, respectively, and resulted primarily from funding our operations for the periods.

Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2012 and resulted primarily from the maturities of short-term investments of $10.0 million offset by the purchase of short-term investments of $7.8 million. Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2011 due primarily to the purchase of short-term investments of $12.5 million offset by maturities of short-term investments of $3.2 million.

Net cash provided by financing activities of $15,000 for the nine months ended September 30, 2012 reflects proceeds from the exercise of employee stock options partially offset by payments on capital lease and financed equipment obligations. Net cash provided by financing activities was $49.0 million for the nine months ended September 30, 2011 and reflects proceeds from our underwritten public offering of common stock in September 2011 and proceeds from the exercise of employee stock options. These proceeds were reduced by payments on our capital lease and financed equipment obligations.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approval for enobosarm and Capesaris®, we will need to obtain substantial additional funding.

Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and any other future clinical trials of enobosarm and Capesaris®;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the decision to initiate development of new potential medicines from our research and discovery activities;

•	the amount and timing of any license fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments. In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential future collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the outcomes of ongoing and potential future clinical trials of enobosarm and Capesaris®, uncertainty regarding our financial condition and/or current economic conditions, including the effects of, disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012. In addition, the risks described under, and the caption entitled, “Our only marketed product generating revenue is FARESTON®, which is subject to a number of risks. These risks may cause sales of FARESTON® to decline.” included under Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011 have been removed.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of September 30, 2012, we had an accumulated deficit of $400.2 million. Our net loss for the nine months ended September 30, 2012 was $14.1 million, which included a gain of $18.8 million on the sale of our rights and certain assets related to FARESTON®. We expect to incur significant net losses for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (also known as Ostarine® or GTx-024) and Capesaris® (GTx-758), will require significant additional clinical development and financial resources to obtain necessary regulatory approvals in order to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain United States Food and Drug Administration, or FDA, approval or any other regulatory approvals to market any of our product candidates in the near future, and it is possible that our product candidates will never receive any regulatory approvals.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators. We also previously recognized product revenue from the sale of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and as a result of the sale of our rights and certain assets related to FARESTON®, we also currently have no sources of revenue. If we and/or any potential future collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or is eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.

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

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of and seek regulatory approvals for enobosarm and Capesaris®, we will need to obtain substantial additional funding. Our future funding requirements will depend on many factors, including:

•

the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing, planned and any other future clinical trials of enobosarm and Capesaris®;

•	the terms and timing of any potential future collaborative, licensing and other arrangements that we may establish;

•	the decision to initiate development of new potential medicines from our research and discovery activities;

•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future collaborators, if any;

•	future clinical trial results;

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments. In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

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

Risks Related to Development of Product Candidates

We and any potential future collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional research and development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, we announced in May 2010 that toremifene 20 mg failed to meet its primary efficacy endpoint in our Phase III clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, after we had incurred significant development costs. Even if the results of a clinical trial are positive, the efficacy and/or safety results from the trial may be insufficient to support the submission of a new drug application, or NDA, to the FDA, or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, notifying us that the FDA would not approve the NDA. We have since discontinued our toremifene development programs.

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

If we or any potential future collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential future collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*

In three Phase II clinical trials of Capesaris®, which were discontinued earlier in the year, we observed venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of Capesaris® on full clinical hold and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. In May 2012, the FDA notified us that it had removed the full clinical hold on Capesaris®. In the third quarter of 2012, we initiated a Phase II clinical trial to evaluate Capesaris®, at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer. Although our current Phase II clinical trial is evaluating Capesaris® at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the current Phase II clinical trial. If an unacceptable incidence of venous thromboembolic events or other adverse events are observed in our current Phase II clinical trial of Capesaris®, we may be required to abandon our development of Capesaris®, in which case, we would not receive any return on our investment in that product candidate.

In our Phase II clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins have also been observed in subjects treated with enobosarm. Lower levels of high-density lipoproteins could lead to increased risk of adverse cardiovascular events.

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

We have in the past established and intend to continue to establish collaborations with third parties to develop and commercialize some of our current and future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2011, we and Ipsen Biopharm Limited, or Ipsen, mutually agreed to terminate our collaboration for the development and commercialization of our toremifene-based product candidate, and, as a result, we will not receive any additional milestone payments from Ipsen on account of our collaboration with Ipsen. As of the date of this report, we have no ongoing collaborations for the development and commercialization of our product candidates. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates, and we may lack the capital and resources necessary to develop our product candidates alone.

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

If third parties do not manufacture our product candidates in sufficient quantities, in the required timeframe, at an acceptable cost, and with appropriate quality control, clinical development and commercialization of our product candidates would be delayed.

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

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensors’ ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent defense and enforcement. The regulations and procedures to govern administration of the Leahy-Smith Act, and the substantive and procedural changes to patent law associated with the Leahy-Smith Act are being implemented in stages, beginning from September 16, 2011, and continuing through March 16, 2013. For example, the Leahy-Smith Act has introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. In addition, the Leahy-Smith Act will change the United States from a “first-to-invent” jurisdiction to a “first-inventor-to-file” jurisdiction and will change the definition of what constitutes prior art for an application. Finally, the Leahy-Smith Act contains new statutory provisions that still require the Patent Office to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is too early to determine what effect or impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, on July 9, 2012 Congress enacted the Food and Drug Administration Safety and Innovation Act (FDASIA) that, among other things, reauthorizes the Prescription Drug User Fee Act, or PDUFA, for an additional five years. FDASIA incorporates new FDA performance goals that effectively extend by two months the time period in which the FDA is expected to review and approve certain NDAs. Although the FDA has stated that it expects to meet PDUFA’s updated timing goals, it has in the past provided its managers discretion to miss them due to heightened agency workload or understaffing in the review divisions; accordingly, it remains unclear whether and to what extent the FDA will adhere to PDUFA timing goals in the future. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our potential future collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. While we have met with the FDA to discuss the development program and required endpoints to obtain approval of enobosarm, there can be no assurance that the FDA will ultimately determine that data from our current pivotal Phase III clinical trials of enobosarm will be sufficient for approval of this product candidate. Additionally, there can be no assurance that the FDA will determine that the data from our ongoing clinical trial or future clinical trials of Capesaris® will be sufficient for approval of this product candidate in any indication. For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential future clinical trials of enobosarm or Capesaris®, which could require us to abandon the development of the affected product candidate.

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

If we and/or any potential future collaborators are unable to obtain reimbursement or experience a reduction in reimbursement from third-party payors for products we sell, our revenues and prospects for profitability will suffer.*

Sales of products developed by us and/or any potential future collaborators are dependent on the availability and extent of reimbursement from third-party payors. Changes in the reimbursement policies of these third-party payors that reduce reimbursements for any products that we and/or any potential future collaborators may develop and sell could negatively impact our future operating and financial results.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established comprehensive Medicare coverage and reimbursement of prescription drugs under Medicare Part D. Product candidates currently in development as oral drug products capable of self-administration by patients would likely be covered by Medicare Part D (if covered by Medicare at all). The prescription drug program established by this legislation may have the effect of reducing the prices that we or any potential future collaborators are able to charge for products we and/or any potential future collaborators develop and sell through the program. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D as established in 2003. However, the legislation also implements cost containment measures that could adversely affect our revenues. These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care, each of which would reduce the amount of net reimbursement for any products that we and/or any potential future collaborators may develop and sell. The legislation also extended 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers, which has reduced the amount of reimbursement received for drugs purchased by these new 340B-covered entities.

Additional provisions of the health care reform legislation may negatively affect our revenues and prospects for profitability in the future. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, made in the preceding year if such sales exceed a defined threshold. As part of the health care reform legislation’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), as of January 1, 2011, we would be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.*

We face an inherent risk of product liability exposure related to our prior commercial sales of FARESTON® and the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any product that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products for which we obtain or hold marketing approvals.

We have product liability insurance that covers our clinical trials and any commercial products up to a $20 million annual aggregate limit. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

We are developing Capesaris® for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy. There are various products approved or under clinical development to treat men with advanced prostate cancer who have castration resistant prostate cancer which may compete with Capesaris®. Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic castration resistant prostate cancer in patients who have received prior chemotherapy. Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel. Both Medivation, Inc. and Johnson & Johnson continue to develop Xtandi® and Zytiga® for men with castration resistant prostate cancer prior to receiving chemotherapy. Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic castrate resistant prostate cancer prior to chemotherapy and post docetaxel. Capesaris® is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of September 30, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63.3% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.2% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended September 30, 2012, the average daily trading volume of our common stock on The NASDAQ Global Market was 316,408 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2012, we had 62,816,924 shares of common stock outstanding.

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

On September 24, 2012, we exercised our option to extend, for a term of two years, the term of that certain sublease agreement, dated October 1, 2009 (the “Lease”), with the University of Tennessee Research Foundation (successor-in-interest to TriStar Enterprises, Inc.) (“Landlord”) for the lease of approximately 53,000 square feet of laboratory and office space located at 3 North Dunlap Street, Memphis, TN (the “Premises”). As a result of exercise of our extension option, the term of the Lease was extended for a period of 24 months expiring on December 31, 2014, unless sooner terminated in accordance with the terms of the Lease. The monthly base rent under the Lease is equal to 98% of the Landlord’s actual operating costs in owning, maintaining, operating and repairing the Premises and the building in which the Premises are located (“the Landlord Operating Costs”). As a result of entering into a Memorandum of Understanding (MOU) with the Landlord concerning the Lease dated April 14, 2011, we agreed to reduce the amount of square feet which we occupy to 31,000 square feet in exchange for a reduction in our monthly base rent to 50% of the Landlord Operating Costs from May 1, 2011 until April 30, 2013. From May 1, 2013 through the end of the extended lease term, we will again lease 53,000 square feet of laboratory and office space at the Premises and our monthly base rent will revert back to 98% of the Landlord Operating Costs unless the parties decide to enter into a new MOU or extend the existing one. Under the terms of the Lease, we are also responsible for maintaining certain insurance policies during the remaining term of the Lease. In the event of a default of certain of our obligations under the Lease, the Landlord would have right to terminate the Lease. The foregoing is only a brief description of the material terms of the Lease and does not purport to be a complete statement of the rights and obligations of the parties under the Lease, and is qualified in its entirety by reference to (i) the Lease that is filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on March 15, 2010 and (ii) that certain Memorandum of Understanding with the Landlord concerning the Lease dated April 14, 2011 that is filed as an Exhibit 10.59 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and filed with the SEC on August 9, 2011.

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: November 8, 2012	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors

Date: November 8, 2012	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1†	Asset Purchase Agreement, dated as of September 28, 2012, by and between the Registrant and Strakan International S.á r.l.(1)
3.1	Restated Certificate of Incorporation of GTx, Inc.(2)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc. (3)
3.3	Amended and Restated Bylaws of GTx, Inc.(4)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen of Common Stock Certificate(5)
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003(5)
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003(5)
4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007(6)
4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007(6)
10.55	Sublease Agreement dated October 1, 2009 between the Registrant and the University of Tennessee Research Foundation(7)
10.59	Memorandum of Understanding dated April 14, 2011 between the Registrant and the University of Tennessee Research Foundation(8)
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (9)
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (9)
101.INS*	XBRL Instance Document(10)
101.SCH*	XBRL Taxonomy Extension Schema Document(10)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(10)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(10)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(10)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(10)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
*	Filed herewith.
(1)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on October 3, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-3 (File No. 333-127175), filed with the SEC on August 4, 2005, and incorporated herein by reference.
(3)	Filed as the like numbered Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on May 6, 2011, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50549), filed with the SEC on July 26, 2007, and incorporated herein by reference.
(5)

Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-109700), initially filed with the SEC on October 15, 2003, as amended, and incorporated herein by reference.

(6)	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-3 (File No. 333-148321), filed with the SEC on December 26, 2007, and incorporated herein by reference.

(7)	Filed as the like numbered Exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-50549), filed with the SEC on March 15, 2010, and incorporated herein by reference.
(8)	Filed as the like numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50549), filed with the SEC on August 9, 2011, and incorporated herein by reference.
(9)

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

(10)

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