Form 10-K
period 2012-12-31
GTX INC /DE/
filed 2013-03-05
CIK 1260990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock on June 29, 2012 as reported on The NASDAQ Global Market was $94,929,673.

         There were 62,891,791 shares of registrant's common stock issued and outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

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

        In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks, uncertainties and other important factors. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section entitled "Risk Factors" under Part I, Item 1A below. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.

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

        We are conducting the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer. We are conducting these trials in clinical sites in the United States, Europe, Russia and South America. Each of the pivotal Phase III placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial. In each of these clinical trials, patients with Stage III or IV non-small cell lung cancer have been randomized to placebo or enobosarm 3 mg at the time they began first line chemotherapy. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. In October 2012, after a pre-specified safety review in subjects currently enrolled in these two clinical trials, the independent Data Safety Monitoring Board determined that the trials could continue as planned. In January 2013, the United States Food and Drug Administration, or FDA, designated enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer as a fast track development program. Fast track status is a process designed by the FDA to facilitate the development and expedite the review of new drug candidates that are intended to treat serious diseases and have the potential to fill an unmet medical need. We currently expect topline data from these pivotal Phase III clinical trials during the third quarter of 2013. Subject to obtaining positive data from these pivotal Phase III clinical trials, we will consider either building a specialized sales and marketing organization to commercialize enobosarm in the United States and/or entering into strategic partnerships or collaborations for the development and commercialization of this product candidate.

        Additionally, we are developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor (ER) alpha agonist, for secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT. We believe Capesaris® has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss, hot flashes and insulin resistance, which are common with current androgen deprivation therapies for prostate cancer. We also believe that Capesaris® may be effective, in combination with ADT, as a primary treatment of advanced prostate cancer by reducing free testosterone to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

        In May 2012, we announced that the FDA had removed its full clinical hold on our Investigational New Drug, or IND, application for Capesaris®. The full clinical hold was placed on our three then ongoing Phase II clinical trials evaluating Capesaris® to treat men with advanced prostate cancer in February 2012 and resulted in the discontinuation of these trials. The full clinical hold followed our reports to the FDA of venous thromboembolic events (blood clots), or VTEs, in subjects treated with Capesaris® at the doses being studied in those trials (1000 mg and higher per day). Based upon feedback from the FDA in connection with the removal of the full clinical hold, we initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of lower doses of Capesaris® as secondary hormonal therapy in men with CRPC.

        Capesaris® has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, in men with advanced prostate cancer and reduce free testosterone. By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC. The primary endpoint of the current Phase II open-label clinical trial is the proportion of subjects with a ≥50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG levels, total and free testosterone levels, and progression free survival in the study subjects. In addition, the clinical study will evaluate the ability of Capesaris® to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone, or LHRH, agonists such as hot flashes, bone loss, and insulin resistance. The clinical trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of Capesaris® in these subjects, including the incidence of VTEs. The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the Phase II clinical trial are being enrolled in the Capesaris® 125 mg dosing arm. Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the Capesaris® 125 mg dose arm has completed one 30 day cycle of therapy, enrollment of the next 25 subjects will commence in the Capesaris® 250 mg dosing arm. Similarly, the Capesaris® 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms.

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

        Testosterone, the predominant androgen, is important for masculine physical characteristics, such as muscle size and strength and bone strength, as well as for mental well-being. Male reproductive health is dependent on testosterone for sexual interest, fertility, erectile function and normal prostate function. Testosterone is converted into a more potent androgen, dihydrotestosterone, or DHT, which acts as the primary androgen in the prostate, sebaceous glands and hair follicles, and may cause unwanted effects like benign prostatic hyperplasia, or BPH, acne and hair loss. In aging men, there is a gradual decline in testosterone levels, which contributes to a loss of muscle mass and strength, erectile dysfunction, decreased sexual interest, depression and mood changes. Moreover, in men, testosterone is converted to estradiol, the primary estrogen in men and women. Estrogens improve bone quality and reduce the risk of hot flashes and skeletal fractures.

        Estrogens and androgens perform their physiologic functions by binding to and activating their respective hormone receptors located in various tissues. Once a hormone binds with its receptor, this activates a series of cellular events that results in the hormone specific tissue effects.

        Pharmaceuticals that target estrogen or androgen receptors have been used medically for over 50 years. The drugs that have been used to stimulate androgen receptors are either natural or synthetic hormones, known as anabolic/androgenic steroids. Steroids are generally believed to activate hormone receptors in all tissue types in a non-selective manner resulting in not only beneficial effects but also in unwanted clinical effects. In men, the lack of selectivity of testosterone and its conversion to DHT may result in unwanted side effects, such as the potential stimulation of latent into clinical prostate cancer, worsening of BPH, development or worsening of acne, or loss of hair in men. Hair growth, acne and masculinization are also of concern in women who are exposed to exogenous testosterone. To date, no orally available testosterone products have been approved for use in the United States. Those testosterone products that are available must be administered by intramuscular injections or by transdermal patches or gels that may not be convenient for patients and, in some cases, can result in inconsistent blood levels of testosterone.

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

        A SARM is a small molecule that binds to and selectively modulates androgen receptors, the primary receptor to which testosterone binds. SARMs potentially have beneficial effects in muscle and bone while avoiding testosterone's unwanted effects in the prostate in men or skin and hair in men and women. Although no SARMs have been commercialized to date, we believe that SARMs, without the harmful side effects of testosterone or other exogenous anabolic steroid therapies, can potentially be developed to treat a range of medical conditions, including: (1) muscle loss conditions of chronic diseases, such as cancer, AIDS, chronic kidney disease, end-stage renal disease, and neurodegenerative disorders; (2) muscle loss of acute conditions such as trauma, burns, and rehabilitation; (3) muscle loss conditions associated with aging such as frailty and chronic sarcopenia; (4) the prevention and/or treatment of osteoporosis; (5) prostate disorders, such as BPH; (6) disorders of the central nervous system, such as low libido, depression and other mood disorders; (7) low testosterone conditions, such as primary and secondary hypogonadism; (8) disorders of male reproductive functions, such as infertility and erectile dysfunction; (9) androgen receptor positive breast cancer; and (10) other conditions, such as anemia and male hair loss.

        A selective estrogen receptor alpha agonist is a nonsteroidal compound with the ability to preferentially bind and activate estrogen receptor alpha as compared to estrogen receptor beta.

Capesaris®, a selective estrogen receptor alpha agonist, has previously demonstrated the ability to increase serum concentrations of SHBG, an important serum protein that tightly binds to testosterone and regulates serum concentrations of unbound (free) testosterone. Free testosterone is the functionally active form of the hormone and the only form that is capable of passively diffusing into prostate cancer cells or is available to target tissues for androgen action. We believe that Capesaris® may have the ability to treat men with advanced prostate cancer and men with metastatic CRPC by lowering serum free testosterone concentrations and lowering the incidences of hot flashes, insulin resistance, bone loss or other side effects related to LHRH agonists and antagonists.

Product Candidates

        The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm (Ostarine®; GTx-024)
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	Phase III	Fully enrolled and conducting the POWER 1 and POWER 2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer. Topline data from these pivotal Phase III clinical trials expected during the third quarter of 2013.
Capesaris® (GTx-758)
Secondary hormonal therapy in men with metastatic CRPC	Selective estrogen receptor alpha agonist	Phase II	Initiated a Phase II clinical trial in the third quarter of 2012 for secondary hormonal therapy in men with metastatic CRPC.

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

        Although muscle wasting associated with cancer can be partially attributed to poor nutrition, treatment with appetite stimulants and nutritional intervention alone is not effective, likely because they do not address the underlying catabolic processes responsible for muscle wasting. Additionally, patients with severe weight loss, poor performance status, and metastatic cancer that is no longer responding to cancer treatment may be less likely to respond to single therapies designed to increase muscle mass and improve physical function. Because muscle wasting, which often leads to refractory cancer cachexia, has a significant negative impact on the patient and their family, early prevention and treatment of muscle wasting are critical.

        Enobosarm is an oral nonsteroidal SARM which means that it is similar to testosterone in activating androgen receptors in muscle, thereby potentially promoting lean body mass (muscle) and improving physical function, while avoiding other effects which have been observed with testosterone such as hair growth, stimulation of sebaceous glands, the cause of acne, or enhanced growth of the prostate, which may exacerbate BPH or stimulate prostate cancer.

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

        There are currently no drugs approved by the FDA for the prevention or treatment of muscle wasting in patients with non-small cell lung cancer. Supplemental nutritional support alone has little or no benefit in counteracting muscle wasting in cancer patients. Although there are two commercially available anabolic steroids that are sometimes prescribed off-label for the treatment of weight loss in cancer patients, chronic use of these drugs may result in liver toxicity or other adverse events and has limited their use. Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are also used off-label for weight loss and loss of appetite in patients with cancer. Additionally, there are other companies developing drugs for the treatment of muscle wasting, appetite stimulation and cachexia. These compounds may compete with enobosarm if approved for commercial sale.

        Clinical Trials.    Enobosarm has been evaluated in eight completed clinical trials enrolling approximately 600 subjects, and is currently being evaluated in two pivotal Phase III clinical trials.

        In May 2006, we initiated a Phase II proof of concept, double blind, randomized, dose finding placebo-controlled clinical trial in 60 elderly men and 60 postmenopausal women. The trial was designed to evaluate enobosarm treatment in building lean muscle mass, as well as to assess safety in both elderly men and postmenopausal women. In December 2006, we reported the top line results. Without a prescribed diet or exercise regimen, all subjects treated with enobosarm had dose dependent increases in the primary endpoint of total lean body mass. Treatment with enobosarm also resulted in a dose dependent improvement in functional performance, a secondary endpoint, measured by stair climb. Enobosarm had a favorable safety profile, with no serious adverse events reported. Enobosarm also exhibited tissue selectivity with beneficial effects on lean body mass and performance and with no clinically relevant changes in measurements of serum PSA, sebum production, serum LH, or hair growth.

        In July 2007, we initiated a Phase IIb randomized, double blind, placebo-controlled clinical trial evaluating enobosarm for the treatment of muscle wasting in 159 patients diagnosed with non-small cell lung cancer, colorectal cancer, non-Hodgkin's lymphoma, chronic lymphocytic leukemia, or breast cancer. In October 2008, we announced top line results of this clinical trial. The study met its primary endpoint of absolute change in total lean body mass compared to placebo and the secondary endpoint of physical function, measured by stair climb, after 16 weeks of treatment. Our pivotal Phase III clinical trials currently being conducted with enobosarm are based on the data in the subset of subjects in this Phase IIb study with non-small cell lung cancer.

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

        We held End of Phase II meetings with the FDA prior to initiating our Phase III clinical development of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer. Based upon data from our Phase II clinical trials and with feedback from the FDA, we designed the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in cancER) pivotal Phase III clinical trials evaluating enobosarm for this indication. We also met with representatives of the Medicines and Healthcare Products Regulatory Agency (United Kingdom) and Medical Products Agency (Sweden), who confirmed that the design of the POWER 1 and POWER 2 clinical trials should be sufficient for the European Medicines Agency to support registration in Europe. Each of the pivotal Phase III placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial. In each of these clinical trials, patients with Stage III or IV non-small cell lung cancer have been randomized to placebo or enobosarm 3 mg at the time they began first line chemotherapy. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by DXA and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. In October 2012, after a pre-specified safety review in subjects currently enrolled in these two clinical trials, the independent Data Safety Monitoring Board determined that the trials could continue as planned. In January 2013, the FDA designated enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer as a fast track development program. Fast track status is a process designed by the FDA to facilitate the development and expedite the review of new drug candidates that are intended to treat serious diseases and have the potential to fill an unmet medical need. We currently expect topline data from these pivotal Phase III clinical trials during the third quarter of 2013.

Selective ER Alpha Agonist

Capesaris® for the Treatment of Metastatic Hormone Sensitive Prostate Cancer and Castration Resistant Prostate Cancer

        Scientific Overview.    ADT is the most common treatment for patients who have advanced prostate cancer. ADT reduces testosterone, a primary growth factor for prostate cancer, to castrate levels. ADT is currently accomplished either surgically by removal of the testes, or chemically by injection with LHRH agonists or antagonists. These LHRH agents work by shutting off LH secretion by the pituitary gland thereby stopping testosterone production by the testes. The reduction in testosterone by ADT also results in very low estrogen levels in men, because estrogen is derived from testosterone. Estrogen deficiency side effects associated with LHRH therapies may include bone loss and fractures, adverse lipid changes, hot flashes, gynecomastia, decreased libido, impaired cognitive function, increase in body fat composition, metabolic syndrome, diabetes and cardiovascular disease. We believe Capesaris® has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss, hot flashes and insulin resistance, which are common with current androgen deprivation therapies for prostate cancer.

        Potential Market.    We are developing Capesaris® for secondary hormonal therapy in men with CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with ADT. We believe that Capesaris® may be effective, in combination with ADT, as a primary treatment of advanced prostate cancer by reducing free testosterone, the unbound biologically active form of testosterone, to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

        In the United States alone, we believe there are approximately 80,000 men who have developed resistance to LHRH therapies and therefore have CRPC but who have not received chemotherapy. We believe there are approximately 36,000 men diagnosed each year with metastatic hormone sensitive prostate cancer. Zytiga® is currently the only drug approved for the treatment of metastatic CRPC in patients who have not yet received chemotherapy, although several other drugs are in clinical development for this indication. We believe new hormonal therapies in development, if approved, will be used prior to chemotherapy as physicians and patients look for treatment options capable of delaying cancer progression and possibly prolonging survival prior to chemotherapy.

        In the United States, there are currently approximately 750,000 men with nonmetastatic hormone sensitive prostate cancer and approximately 60,000 new cases are diagnosed each year. For metastatic hormone sensitive prostate cancer, ADT is the most common treatment. There are no approved androgen deprivation therapies designed to significantly minimize estrogen deficiency side effects, including bone loss, fractures, insulin resistance and hot flashes. For many men on ADT, physicians are currently prescribing certain drugs, some of them on an off-label basis, to help ameliorate some of the specific estrogen deficiency related side effects of ADT. These drugs include the use of estrogen patches and compounds, as well as, off-label use of bisphosphonates for osteoporosis and Megace® (megestrol acetate) for hot flashes.

        Our ability to develop Capesaris® as an effective secondary hormonal therapy for men with metastatic CRPC or potentially, as a primary treatment for advanced prostate cancer used in combination with ADT, is dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations.

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

        We designed two Phase II clinical trials to identify an appropriate dose of Capesaris® to achieve and maintain medical castration (less than 50ng/dL) from day 28 to day 364 in men with advanced prostate cancer. In June 2011, we initiated the Phase II maintenance dose finding clinical trial evaluating Capesaris® 1000 mg and 2000 mg once-a-day doses compared to Lupron Depot® (leuprolide acetate for depot suspension) in 164 men with advanced prostate cancer. We also initiated the Phase II loading dose finding clinical trial evaluating 1000 mg and 1500 mg doses twice-a-day to medically castrate men by day 28 in 104 men with advanced prostate cancer. After day 28, castrate patients were to continue treatment on one of two once-a-day doses of Capesaris®, 2000 mg or 1000 mg, until day 360. We were also conducting a second line hormonal therapy Phase II clinical trial evaluating Capesaris® 2000 mg once-a-day dose in 25 men with CRPC. The objective of this trial was to determine the ability of Capesaris® to reduce serum PSA and the duration of this PSA reduction in men with CRPC who are currently receiving ADT. On February 21, 2012, we announced that the FDA had placed a full clinical hold on our IND application for Capesaris®, effective February 17, 2012, causing us to stop all three of these clinical trials. The full clinical hold followed our reports to the FDA of VTEs (blood clots) in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher per day). There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. As a result of the full clinical hold, we suspended further enrollment into these three trials and notified clinical sites to discontinue treatment of subjects with Capesaris®.

        In May 2012, we announced that the FDA had removed its full clinical hold on our IND for Capesaris®. Based upon feedback from the FDA in connection with the removal of the full clinical hold, we initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of three lower doses of Capesaris® as secondary hormonal therapy in men with metastatic CRPC.

        Capesaris® has previously demonstrated the ability to increase the production of SHBG in men with advanced prostate cancer and reduce free testosterone. By reducing free testosterone, we believe serum PSA will be reduced in men with CRPC. The primary endpoint of the current Phase II open-label clinical trial is the proportion of subjects with a ≥ 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG levels, total and free testosterone and progression free survival in the study subjects. In addition, the clinical study will evaluate the ability of Capesaris® to treat certain estrogen deficiency side effects associated with LHRH agonists such as hot flashes, bone loss, and insulin resistance. The clinical trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of Capesaris® in these subjects, including the incidence of VTEs. The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the Phase II clinical trial are being enrolled in the Capesaris® 125 mg dosing arm. Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the Capesaris® 125 mg dose arm has completed one 30 day cycle of therapy, enrollment of the next 25 subjects will commence in the Capesaris® 250 mg dosing arm. Similarly, the Capesaris® 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms.

Other Research and Development and Drug Discovery

        We have significant medicinal scale-up and high throughput capabilities, which facilitate our rapid synthesis and evaluation of new compounds. Throughout our discovery process, we build diversity into our chemistry structures in order to improve our likelihood of success in developing novel compounds that have the potential to treat multiple indications. Through this approach, we have generated clinical product candidates that target the androgen receptor, such as enobosarm, and the estrogen receptor alpha, such as Capesaris®. We continue to conduct research and development efforts focused on other androgen receptor agonists and antagonists, ER alpha agents, ER beta agents, SARM compounds, other selective hormone receptor modulator compounds and anticancer agents. Further, we also focus research and development efforts on identifying new indications for our current product candidates. For example, we believe that enobosarm may have the ability to halt the progression of cancer in women with androgen receptor positive breast cancer.

        We believe that our drug discovery expertise will allow us to sustain our clinical pipeline through the design and development of nonsteroidal small molecule drugs that selectively modulate hormone receptors, inhibit cancer growth, or treat inflammatory conditions. Our in-house medicinal chemists and scientists provide us with significant discovery and development expertise. Using our capabilities in hormone receptor biology, cancer pharmacology and medicinal chemistry, we are able to target many hormone receptors or other cellular targets and generate compounds that are designed to address important unmet medical needs. Our enobosarm product candidate was discovered by GTx scientists working in collaboration with certain academic institutions and our Capesaris® product candidate was discovered and developed by GTx scientists.

        We design and synthesize new compounds based on computer, or in silico, models and crystal structures of a molecular target's binding sites. We continually modify and improve these models to reflect our study of the activity of new compounds in the laboratory, in which we determine the link between chemical structures and biological activity, or structure-activity relationships.

        We have an extensive preclinical pipeline generated from our own discovery program, including inhibitors of steroid biosynthetic enzymes, (aldoketoreductase 1C3 inhibitors), anticancer therapies (receptor tyrosine kinase and tubulin inhibitors), estrogen receptor beta agonists, and other novel compounds that are currently in preclinical development for the potential treatment of cancer, metabolic diseases, ophthalmic diseases, psoriasis and/or pain.

FARESTON®

        Effective September 30, 2012, we sold our rights and certain assets related to FARESTON® to ProStrakan for a purchase price of approximately $21.7 million in cash and recognized a gain on the sale of $18.8 million. Through September 30, 2012, we sold FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States. As a result of our sale of FARESTON®, we currently have no products approved for commercial sale.

        In connection with the sale of our rights and certain assets related to FARESTON® to ProStrakan, we and Orion Corporation, or Orion, agreed to terminate the Amended and Restated License and Supply Agreement, dated January 1, 2005, as amended, we previously entered into with Orion as well as certain other related agreements between us and Orion. Pursuant to the license and supply agreement with Orion, we obtained an exclusive license from Orion to develop and commercialize toremifene-based products for all human indications worldwide, except breast cancer outside the United States, and Orion agreed to manufacture and supply all of our needs for clinical trial and commercial grade material for toremifene-based products developed and marketed in the United States and abroad, including toremifene globally and FARESTON® in the United States. The termination of these agreements was effective September 30, 2012.

Our Strategy

        Our objective is to discover, develop and commercialize small molecules for the treatment of cancer, cancer supportive care, and other serious medical conditions. Key elements of our strategy to achieve this objective are to:

        Pursue Clinical Development and Commercialization of Enobosarm.    Based upon data from our Phase II clinical trials and feedback from the FDA, we are conducting two pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer. Subject to obtaining positive data from these pivotal Phase III clinical trials, we will consider either building a specialized sales and marketing organization to commercialize enobosarm in the United States and/or entering into strategic partnerships or collaborations for the development and commercialization of this product candidate. Additionally, we are planning to develop enobosarm for indications other than the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.

        Pursue Clinical Development and Commercialization of Capesaris®.    Assuming the receipt of positive data from our ongoing Phase II clinical trial to evaluate the safety and efficacy of lower doses of Capesaris® as secondary hormonal therapy in men with metastatic CRPC, we plan to initiate additional clinical trials in order to seek marketing authorization for this product candidate.

        Build Upon Our Other Drug Discovery Capabilities to Sustain Our Small Molecule Product Candidate Pipeline.    While our clinical development efforts to date have focused on selective hormone receptor modulator technologies, we have discovered additional molecules with the potential to treat cancer, cardiovascular and hepatic disease and have the capability to discover and develop additional drug candidates for other important disease targets. We intend to develop new molecules to treat diseases that affect patients that are underserved by available alternatives or for which there are no current alternatives.

Licenses and Collaborative Relationships

        In addition to our internally-developed and discovered small molecules, we have established and intend to continue to pursue licenses from and collaborative relationships with pharmaceutical companies and academic institutions to further the development and potential commercialization of our small molecule product candidates. While we currently have no ongoing collaborations for the development and commercialization of our product candidates, our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our product candidates.

        In July 2007, we and the University of Tennessee Research Foundation, or UTRF, entered into a consolidated, amended and restated license agreement, or the SARM License Agreement, to consolidate and replace our two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to the SARM License Agreement, we were granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including enobosarm, and certain improvements thereto, and exclusive rights to certain future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Unless terminated earlier, the term of the SARM License Agreement will continue, on a country-by-country basis, for the longer of 20 years or until the expiration of the last valid claim of any licensed patent in the particular country in which a licensed product is being sold. UTRF may terminate the SARM License Agreement for our uncured breach or upon our bankruptcy.

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

Enobosarm for the Prevention and Treatment of Muscle Wasting in Patients with Cancer

        There are currently no drugs approved by the FDA for the prevention and treatment of muscle wasting in patients with cancer. Although there are two commercially available steroids, nandrolone and oxandrolone, that are sometimes prescribed off-label for the treatment of weight loss in cancer patients, chronic use of these drugs may result in liver toxicity or other adverse events and has limited their use. For example, oxandrolone has a black box warning for liver toxicity as well as warnings and precautions related to increased risk for prostate cancer in men and virilization in women. Oxandrolone is indicated as an adjunctive therapy to promote weight gain after weight loss following extensive surgery, chronic infections and severe trauma, and in some patients who without pathophysiologic reasons fail to maintain normal weight and to offset the protein catabolism associated with prolonged administration of corticosteroids.

        Testosterone products have been used off-label to treat secondary hypogonadism. Owing to their potentially unwanted effects and inconvenient dosing, we believe that testosterone products have had a limited impact on the market for muscle wasting. There are other SARM product candidates in development that may compete with our SARM product candidates if approved, including SARMs in development from Ligand Pharmaceuticals, Inc. and GlaxoSmithKline plc. Pfizer, Inc., Eli Lilly and Company, and Amgen Inc. have previously reported myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis) and Novartis AG is developing a human monoclonal antibody for various muscle indications. Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, inflammatory modulators, and growth hormone secretagogues, that may have some muscle activity. A ghrelin receptor agonist is being evaluated by Helsinn Group for the treatment of cancer cachexia in patients with non-small cell lung cancer. Other appetite stimulants such as Megace® (megestrol acetate) and dronabinol are also used off-label for weight loss and loss of appetite in patients with cancer.

Capesaris® for the Treatment of Metastatic Hormone Sensitive Prostate Cancer and Castration Resistant Prostate Cancer

        There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with Capesaris®. Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic CRPC. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in both patients who have and have not received prior chemotherapy. Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel. Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy. Millennium Pharmaceuticals, Inc. is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy and post docetaxel. Capesaris® is being developed as a treatment for this same patient population prior to the initiation of chemotherapy. Aragon Pharmaceuticals, Inc. has developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase II studies in men with progressive, advanced prostate cancer.

Intellectual Property

        We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

        For enobosarm and our other SARM compounds, we have an exclusive license from UTRF under its issued patents and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy, and other European Union countries, as well as in certain other countries outside those regions, covering the composition of matter of the active pharmaceutical ingredient for pharmaceutical products, pharmaceutical compositions and methods of synthesizing the active pharmaceutical ingredients. We have also exclusively licensed from UTRF issued and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, as well as in certain other countries outside those regions, related to methods for treating muscle wasting disorders, including cancer cachexia, and for treating sarcopenia and increasing muscle performance, muscle size and muscle strength and increasing the strength of or mass of a bone and for treating bone related disorders, including bone frailty and osteoporosis. The patents we licensed from UTRF and issued in the United States for enobosarm expire in 2024. Issued patents for our other SARM compounds in the United States will expire between 2021 and 2029, depending on the specific SARM compound. The patents we licensed from UTRF and issued outside of the United States for enobosarm expire in 2025, and with respect to other SARM compounds, expire in 2021, 2023, and 2027, depending on the specific SARM compound. We have pending patent applications for enobosarm and our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2025 and 2027, depending on the specific SARM compound. We have pending patent applications for SARMs in combination with anti-cancer agents that, if issued, would expire in the United States in 2024 and in countries outside the United States in 2028.

        We have our own pending patent applications in the United States, Australia, Canada, before the European Patent office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, Japan, and other jurisdictions internationally covering Capesaris® as the composition of matter of the active pharmaceutical ingredient for products developed with this compound and for pharmaceutical compositions and/or methods of treating advanced prostate cancer and treating bone loss, bone fractures, bone mineral density and osteoporosis in male subjects with prostate cancer having undergone androgen deprivation therapy. Issued patents covering composition of matter for Capesaris® in the United States will expire in 2029, and pending patent applications in the United Sates covering Capesaris® method of use will expire in 2029 and 2030. Pending patent applications in countries outside of the United States will expire between 2026 and 2030.

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

        In addition, changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent defense and enforcement. The regulations and procedures to govern administration of the Leahy-Smith Act, and the substantive and procedural changes to patent law associated with the Leahy-Smith Act are being implemented in stages, beginning from September 16, 2011, and continuing through March 16, 2013. For example, the Leahy-Smith Act has introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. In addition, the Leahy-Smith Act will change the United States from a "first-to-invent" jurisdiction to a "first-inventor-to-file" jurisdiction and will change the definition of what constitutes prior art for an application. Finally, the Leahy-Smith Act contains new statutory provisions that still require the U.S. Patent and Trademark Office to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

        To secure FDA approval, an applicant must submit extensive preclinical and clinical data, as well as information about product manufacturing processes and facilities and other supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The development and approval process takes many years, requires the expenditure of substantial resources and may be subject to delays or limitations of approval or rejection of an applicant's new drug application. Even if the FDA approves a product, the approval is subject to post-marketing surveillance, adverse drug experience and other recordkeeping and reporting obligations, and may involve ongoing requirements for post-marketing studies. The FDA also recently obtained authority to place conditions on any approvals that could restrict the commercial applications, advertising, promotion or distribution of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

        Under the Prescription Drug User Fee Act, or PDUFA, submission of a NDA with clinical data requires payment of a fee, with some exceptions. In return, the FDA assigns a goal of six or ten months from filing of the application to return of a first "complete response," in which the FDA may approve the product or request additional information. There can be no assurance that an application will be approved within the performance goal timeframe established under PDUFA. The FDA initially determines whether a NDA as submitted is acceptable for filing. The FDA may refuse to file an application, in which case the FDA retains one-half of the user fees. If the submission is accepted for filing, the FDA begins an in-depth review of the application. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee.

        If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter authorizing commercial marketing of the drug candidate for specified indications. The FDA could also issue a "complete response" letter at the end of the review period. A "complete response" letter will be issued to let a company know that the review period for a drug is complete and that the application is not yet ready for approval. The letter will describe specific deficiencies and, when possible, will outline recommended actions the applicant might take to get the application ready for approval.

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

        Any products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including record keeping requirements, reporting of adverse experiences with the drug, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their establishments and are subject to periodic unannounced inspections for compliance with Good Manufacturing Practice requirements. Also, newly discovered or developed safety or effectiveness data may require changes to a product's approved labeling, including the addition of new warnings and contraindications, or even in some instances revocation or withdrawal of the product's approval.

Drug Price Competition and Patent Term Restoration Act of 1984

        Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, a portion of a product's patent term that was lost during clinical development and application review by the FDA may be restored. The Hatch-Waxman Act also provides for a statutory protection, known as exclusivity, against the FDA's acceptance or approval of certain competitor applications. The Hatch-Waxman Act also provides the legal basis for the approval of abbreviated new drug applications, or ANDAs.

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

        The Hatch-Waxman Act also provides for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active entity, then the Hatch-Waxman Act prohibits an ANDA or a NDA submitted pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetics Act, where the applicant does not own or have a legal right of reference to all of the data required for approval to be submitted by another company for a generic version of such drug (505(b)(2) NDA), with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch-Waxman Act will not prevent the filing or approval of a full NDA, as opposed to an ANDA or 505(b)(2) NDA, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use. In order to obtain a NDA, however, a competitor would be required to conduct its own clinical trials, and any use of the drug for which marketing approval is sought could not violate another NDA holder's patent claims.

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

        While the Hatch-Waxman Act provides certain patent restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs assuming the approval would not violate another NDA holder's patent claims. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical studies demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and product data. The Hatch-Waxman Act also instituted a third type of drug application that requires the same information as a NDA, including full reports of clinical and preclinical studies, except that some of the information from the reports required for marketing approval comes from studies which the applicant does not own or have a legal right of reference. This type of application, a 505(b)(2) NDA, permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

        If a competitor submits an ANDA or 505(b)(2) NDA for a compound or use of any compound covered by another NDA holder's patent claims, the Hatch-Waxman Act requires, in some circumstances, the applicant to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant's opinion that the patent is not valid or will not be infringed. Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain a 30-month stay against the company seeking to reference the NDA. The NDA holder could still file a patent suit after the 45 days, but if they miss the 45-day deadline, they would not have the benefit of the 30-month stay. Alternatively, after this 45-day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. Depending on the circumstances, however, the applicant may not be able to demonstrate a controversy sufficient to confer jurisdiction on the court. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch-Waxman Act provides a 30-month stay on the approval of the competitor's ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the competitor or the challenged patent expires during the 30-month period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application. Under regulations recently issued by the FDA, and essentially codified under the recent Medicare prescription drug legislation, the patent owner and the NDA holder have the opportunity to trigger only a single 30-month stay per ANDA or 505(b)(2) NDA. Once the applicant of the ANDA or 505(b)(2) NDA has notified the patent owner and the NDA holder of the infringement, the applicant cannot be subjected to another 30-month stay, even if the applicant becomes aware of additional patents that may be infringed by its product.

Pharmaceutical Pricing and Reimbursement

        Although we previously sold FARESTON® for the treatment of advanced metastatic breast cancer through September 30, 2012, we currently have no marketed products. In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

        The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

        With respect to government payors, FARESTON® was generally covered under Medicaid, Medicare Part D and the Public Health Service (PHS) pharmaceutical pricing program, as well as purchased by federal agencies. If we obtain appropriate approval in the future to market any of our oral drug product candidates, those products could be covered by some or all of the same programs (if at all). Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.

        Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. FARESTON® was a drug within the scope of Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Since 2011, manufacturers with marketed brand name drugs have been required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

        Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the "federal ceiling price") and may be subject to an additional discount if pricing increases more than the rate of inflation.

        To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

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

Regulations Pertaining to Sales and Marketing

        Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws for activities related to our previous sales of FARESTON®, or to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

        Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our reporting could be subject to the penalty provisions of the pertinent laws and regulations.

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Our research and development expenses were $38.9 million for the year ended December 31, 2012, $31.9 million for the year ended December 31, 2011, and $28.5 million for the year ended December 31, 2010.

Employees

        As of December 31, 2012, we had 88 employees, 28 of whom were M.D.s and/or Ph.D.s. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Available Information

        We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our Web site at www.gtxinc.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of these reports are located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements, and other information regarding our filings at www.sec.gov. The information provided on our Web site is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Management

        The following table sets forth information about our executive officers and other key medical, clinical and regulatory officers as of February 26, 2013.

Name	Age	Position(s)
Executive Officers
Mitchell S. Steiner, M.D., F.A.C.S	52	Chief Executive Officer and Vice Chairman of the Board of Directors
Marc S. Hanover	50	President and Chief Operating Officer
James T. Dalton, Ph.D	50	Vice President, Chief Scientific Officer
Henry P. Doggrell	64	Vice President, Chief Legal Officer and Secretary
Mark E. Mosteller	50	Vice President, Chief Financial Officer
Other Key Medical, Clinical and Regulatory Officers
Jeffrey G. Hesselberg	54	Vice President, Regulatory Affairs
Mary Ann Johnston, PharmD	41	Vice President, Medical Affairs
Domingo Rodriguez, M.D	51	Vice President, Clinical Operations

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

        James T. Dalton, Ph.D., was appointed Vice President, Chief Scientific Officer on January 1, 2011, and prior to that he served as Vice President, Preclinical Research and Development since January 2005. Dr. Dalton served as a scientific consultant to GTx from 1999 to 2005. Prior to joining GTx, Dr. Dalton held several academic appointments including Assistant and Associate Professor of Pharmaceutical Sciences in the College of Pharmacy at the University of Tennessee, Memphis (1992-2000) and Professor in the Division of Pharmaceutics, College of Pharmacy at The Ohio State University (2000-2007). SARMs were first discovered in Dr. Dalton's research laboratories, and he is co-inventor on all SARM and Capesaris® patents. Dr. Dalton holds a B.S. in Pharmacy from the University of Cincinnati and a Ph.D. in Pharmaceutics and Pharmaceutical Chemistry from The Ohio State University.

        Henry P. Doggrell currently serves as our Vice President, Chief Legal Officer and Secretary, after joining GTx in October 2001 as General Counsel and Secretary. From April 1998 to August 2001,

Mr. Doggrell was Senior Vice President, Corporate Affairs at Buckeye Technologies, Inc., a specialty cellulose company, where he was responsible for matters including corporate finance, investor relations, mergers and acquisitions, intellectual property and licensing and strategic development. From 1996 to 1998, Mr. Doggrell served as General Counsel and Secretary of Buckeye Technologies. Prior to joining Buckeye Technologies, Mr. Doggrell was a partner of the Baker, Donelson, Bearman, Caldwell and Berkowitz law firm from 1988 to 1996, where he served as a member of the law firm management committee and Chair of the firm's Corporate Securities department. Mr. Doggrell holds a B.S. in Commerce from the University of Virginia and a JD from Vanderbilt University.

        Mark E. Mosteller has served as our Chief Financial Officer since August 2001 and was appointed Vice President on January 20, 2005. From April 1997 to August 2001, Mr. Mosteller was an Executive Vice President of Union Planters Bank National Association, a subsidiary of Union Planters Corporation and Chief Operating Officer of Union Planters Mortgage. From 1994 to 1997, Mr. Mosteller was the Chief Financial Officer of Boatmen's National Mortgage, Inc., the mortgage subsidiary of Boatmen's Bancshares, Inc. From 1984 to 1994, Mr. Mosteller served as a Senior Manager in audit services at Ernst & Young LLP. Mr. Mosteller is a Certified Public Accountant and holds a Bachelor's degree in Accounting from the University of Tennessee.

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

        Mary Ann Johnston, PharmD, was appointed Vice President, Medical Affairs in November 2012. Dr. Johnston has over 10 years of pharmaceutical experience, most recently at GTx, Inc., where she served as Director, Medical Affairs and Team Leader, Medical Science Liaisons, heading up the field-based medical organization since 2009. Prior to joining GTx, Inc., Dr. Johnston was Director, Medical Science Liaisons and Managed Markets at Actelion Pharmaceuticals specializing in pulmonary arterial hypertension. Before joining the pharmaceutical industry, Dr. Johnston practiced as a clinical specialist at the University of Texas Medical Branch in Galveston where she served as an adjunct professor for the University of Houston and University of Texas schools of pharmacy with a clinical practice focused in cardiology and critical care. Dr. Johnston holds a Doctor of Pharmacy degree from Samford University McWhorter School of Pharmacy and completed a postdoctoral residency at the Department of Veterans Affairs Medical Center in Tuscaloosa, Alabama.

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

        As of December 31, 2012, we had an accumulated deficit of $413.2 million. Our net loss for the year ended December 31, 2012 was $27.1 million, which included a gain of $18.8 million on the sale of our rights and certain assets related to FARESTON®. We expect to incur significant net losses for the foreseeable future as we continue our clinical development and research and development activities. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Our current product candidates, enobosarm (also known as Ostarine® or GTx-024) and Capesaris® (GTx-758), will require significant additional clinical development and financial resources to obtain necessary regulatory approvals in order to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain United States Food and Drug Administration, or FDA, approval or any other regulatory approvals to market any of our product candidates in the next twelve months, and it is possible that our product candidates will never receive any regulatory approvals.

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

        As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of Capesaris® and seek regulatory approval for enobosarm, we will need to obtain substantial additional funding. Our future funding requirements will depend on many factors, including:

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

        Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned or other future clinical trials will begin on time, or whether ongoing or planned clinical trials will need to be restructured or will be completed on schedule, if at all. We or any potential future collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential future collaborators' ability to commercialize our product candidates, including:

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

        In three Phase II clinical trials of Capesaris®, which we discontinued in February 2012, we observed venous thromboembolic events, or blood clots, in subjects treated with Capesaris® at the doses being studied in the trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with Capesaris® and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of Capesaris® on full clinical hold and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with Capesaris®. In May 2012, the FDA notified us that it had removed the full clinical hold on Capesaris®. In the third quarter of 2012, we initiated a Phase II clinical trial to evaluate Capesaris®, at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC. Although our current Phase II clinical trial is evaluating Capesaris® at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the current Phase II clinical trial. Our ability to develop Capesaris® as an effective secondary hormonal therapy for men with metastatic CRPC or, potentially, as a primary treatment for advanced prostate cancer used in combination with ADT is dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations. If an unacceptable incidence of venous thromboembolic events or other adverse events are observed in our current Phase II clinical trial of Capesaris®, we may be required to abandon our development of Capesaris®, in which case, we would not receive any return on our investment in that product candidate.

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

        If the incidence of serious or other adverse events related to our product candidates increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we or any potential future collaborators may conduct in the future or after any of our product candidates are approved and marketed:

  •
  we or any potential future collaborators may be required to conduct additional preclinical or clinical trials, make changes in the labeling of any such approved products, reformulate any such products, or implement changes to or obtain new approvals of our contractors' manufacturing facilities;

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

        Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to raise substantial additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

  •
  business combinations or significant changes in a collaborator's business strategy may also adversely affect a collaborator's willingness or ability to complete its obligations under any arrangement;

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

         If some or all of our or our licensors' patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates.

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

        Our rights to certain patents and patent applications relating to SARM compounds that we have licensed from UTRF are subject to the terms of UTRF's inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF's exercise of exclusive options under its agreements with OSU for such improvements.

        Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensors' ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent defense and enforcement. The regulations and procedures to govern administration of the Leahy-Smith Act, and the substantive and procedural changes to patent law associated with the Leahy-Smith Act are being implemented in stages, beginning from September 16, 2011, and continuing through March 16, 2013. For example, the Leahy-Smith Act has introduced procedures making it easier for third-parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. In addition, the Leahy-Smith Act will change the United States from a "first-to-invent" jurisdiction to a "first-inventor-to-file" jurisdiction and will change the definition of what constitutes prior art for an application. Finally, the Leahy-Smith Act contains new statutory provisions that still require the U.S. Patent and Trademark Office to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is too early to determine what effect or impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

        There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our drug discovery, development, and manufacture and process synthesis efforts. Others might have been the first to make the inventions covered by each of our or our licensors' pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensors, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management's attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

        Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or any potential future collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the next twelve months, if at all. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

        Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, on July 9, 2012 Congress enacted the Food and Drug Administration Safety and Innovation Act (FDASIA) that, among other things, reauthorizes the Prescription Drug User Fee Act, or PDUFA, for an additional five years. FDASIA incorporates new FDA performance goals that effectively extend by two months the time period in which the FDA is expected to review and approve certain NDAs. Although the FDA has stated that it expects to meet PDUFA's updated timing goals, it has in the past provided its managers discretion to miss them due to heightened agency workload or understaffing in the review divisions; accordingly, it remains unclear whether and to what extent the FDA will adhere to PDUFA timing goals in the future. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, which was enacted in September 2007, expands the FDA's authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our potential future collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

        We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development in the next twelve months, if at all. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or any potential future collaborators from commercializing these product candidates in the United States or other countries. See the section entitled "Business — Government Regulation" under Part 1, Item 1 of this Annual Report on Form 10-K for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

         The "fast track" designation for development of any of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product candidate will receive regulatory approval.

        If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA "fast track" designation for a particular indication. Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although we have obtained a fast track designation from the FDA for enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that enobosarm will receive any regulatory approvals.

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

        Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients. Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all). In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D. The legislation, however, also implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in drug rebates manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care.

        Pharmaceutical manufacturers and importers of brand name prescription drugs are assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, made in the preceding year if such sales exceed a defined threshold. Since 2011, manufacturers have been required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within a gap that exists in the Medicare Part D prescription drug program (commonly known as the "donut hole").

        The health care reform legislation has been subject to political and judicial challenge. In 2012, the Supreme Court considered the constitutionality of certain provisions of the law. The court upheld as constitutional the mandate for individuals to obtain health insurance but held that the provision allowing the federal government to withhold certain Medicaid funds to states that do not expand state Medicaid programs was unconstitutional. The impact of the court's ruling remains uncertain. Political and judicial challenges to the law may continue in the wake of the court's ruling.

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

        Similar cost containment initiatives exist in countries outside of the United States, particularly in the countries of the European Union, where the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us or any potential future collaborators to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or a potential future collaborators' commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recently budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost containment measures. Cost-control initiatives could decrease the price we might establish for products that we or any potential future collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

         Health care reform measures could hinder or prevent our product candidates' commercial success.

        Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010. Federal and state legislatures within the United States and foreign governments will likely continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere.

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

        We have product liability insurance that covers our clinical trials and any commercial products up to a $30 million annual aggregate limit. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

        With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc. and GlaxoSmithKline plc. Pfizer Inc., Eli Lilly and Company and Amgen Inc. have myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase II studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis) and Novartis AG is developing a human monoclonal antibody for various muscle indications. Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators and other agents, that may have some muscle activity. Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase III clinical trials for treatment of cancer cachexia in patients with non-small cell lung cancer. Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.

        We are developing Capesaris® for secondary hormonal therapy in men with metastatic CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy. There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with Capesaris®. Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer. Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel. Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC prior in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy. Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic castrate resistant prostate cancer prior to chemotherapy and post docetaxel. Capesaris® is being developed as a treatment for this same patient population prior to the initiation of chemotherapy. Aragon Pharmaceuticals has developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase II studies in men with progressive, advanced prostate cancer.

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

        Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. If we are not able to attract and keep senior management and key scientific personnel, particularly Dr. Mitchell S. Steiner, we may not be able to successfully develop or commercialize our product candidates. All of our employees are at-will employees and can terminate their employment at any time. We do not carry "key person" insurance covering members of senior management, other than $22.5 million of insurance covering Dr. Steiner.

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

  •
  the timing of achievement of, or failure to achieve, our and any potential future collaborators' clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

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

        In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management's attention and resources, which could result in delays of our clinical trials or commercialization efforts.

         Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.

        As of December 31, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63.4% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38.3% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

  •
  the ability of our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

  •
  limitations on the removal of directors.

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

        For the 12-month period ended December 31, 2012, the average daily trading volume of our common stock on The NASDAQ Global Market was 284,047 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2012, we had 62,818,424 shares of common stock outstanding.

        Moreover, J.R. Hyde, III and Oracle Partners, L.P., two of our largest stockholders, and certain of their affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 10.8 million shares of common stock they hold in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders; however, as a non-affiliate, Oracle Partners, L.P., is not currently required to register its shares of common stock prior to a public sale of securities. If any of these large stockholders were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.              PROPERTIES

        We sublease approximately 31,000 square feet of laboratory and office space located at 3 North Dunlap Street, Memphis, Tennessee from the University of Tennessee Research Foundation. The sublease expires on December 31, 2014, unless sooner terminated in accordance with the terms of this sublease. We also sublease approximately 31,000 square feet of office space located at 175 Toyota Plaza, Memphis, Tennessee, under an operating lease which expires on April 30, 2015.

ITEM 3.              LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

        Our common stock began trading on The NASDAQ Global Market under the symbol "GTXI" on February 3, 2004. The following table presents, for the periods indicated, the high and low intraday sales prices per share of our common stock as reported on The NASDAQ Global Market.

	2012		2011
	High	Low	High	Low
First Quarter	$6.55	$3.15	$3.12	$2.27
Second Quarter	3.92	2.62	6.86	2.60
Third Quarter	5.35	3.29	4.93	2.67
Fourth Quarter	4.92	3.39	4.74	2.34

        On February 26, 2013, the closing price of our common stock as reported on The NASDAQ Global Market was $4.57 per share and there were approximately 76 holders of record of our common stock.

Performance Graph1

        The rules of the SEC require that we include in our annual report to stockholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use The NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ Stock Market) and The NASDAQ Biotechnology Index (consisting of a group of approximately 120 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below.

        The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2007 on The NASDAQ Global Market for: (1) our common stock; (2) The NASDAQ Composite Index and (3) The NASDAQ Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on our common stock. The closing sale price of our common stock on December 31, 2012 as reported on The NASDAQ Global Market was $4.20.

        The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GTx Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

            *$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

  1 The material in this section is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of GTx, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

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

ITEM 6.              SELECTED FINANCIAL DATA

        You should read the selected financial data below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The following selected financial data have been derived from our audited historical financial statements, certain of which are included elsewhere in the Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. Historical results are not indicative of the results to be expected in the future.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Collaboration revenue	$-	$8,066	$56,786	$11,441	$12,440
Expenses:
Research and development expenses	38,887	31,938	28,495	32,344	44,259
General and administrative expenses	10,845	12,027	13,194	27,165	22,571

Total expenses	49,732	43,965	41,689	59,509	66,830
(Loss) income from operations	(49,732)	(35,899)	15,097	(48,068)	(54,390)
Other (expense) income, net	(19)	398	1,363	188	2,740

(Loss) income from operations before income taxes	(49,751)	(35,501)	16,460	(47,880)	(51,650)
Income tax benefit	8,821	886	-	770	-

Net (loss) income from continuing operations	(40,930)	(34,615)	16,460	(47,110)	(51,650)

Income (loss) from discontinued operations before income taxes	22,676	2,207	(1,166)	1,386	(130)
Income tax expense	(8,821)	(886)	-	(532)	-

Net (loss) income from discontinued operations	13,855	1,321	(1,166)	854	(130)

Net (loss) income	$(27,075)	$(33,294)	$15,294	$(46,256)	$(51,780)

Net (loss) income per share — basic and diluted:
Net (loss) income from continuing operations	$(0.65)	$(0.60)	$0.42	$(1.29)	$(1.43)
Net (loss) income from discontinued operations	0.22	0.02	(0.03)	0.02	—

Net (loss) income per share	$(0.43)	$(0.58)	$0.39	$(1.27)	$(1.43)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$56,089	$74,440	$58,631	$49,044	$97,667
Working capital	47,320	71,015	55,149	34,876	79,000
Total assets	57,774	78,656	64,583	56,034	108,310
Accumulated deficit	(413,249)	(386,174)	(352,880)	(368,174)	(321,918)
Total stockholders' equity (deficit)	47,701	71,874	51,727	(8,750)	32,018

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See "Special Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.

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

        We are conducting the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer. We are conducting these trials in clinical sites in the United States, Europe, Russia and South America. Each of the pivotal Phase III placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial. In each of these clinical trials, patients with Stage III or IV non-small cell lung cancer have been randomized to placebo or enobosarm 3 mg at the time they began first line chemotherapy. The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months. In October 2012, after a pre-specified safety review in subjects currently enrolled in these two clinical trials, the independent Data Safety Monitoring Board determined that the trials could continue as planned. In January 2013, the FDA designated enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer as a fast track development program. Fast track status is a process designed by the FDA to facilitate the development and expedite the review of new drug candidates that are intended to treat serious diseases and have the potential to fill an unmet medical need. We currently expect topline data from these pivotal Phase III clinical trials during the third quarter of 2013. Subject to obtaining positive data from these pivotal Phase III clinical trials and receiving marketing authorization from the appropriate regulatory authorities, we will consider either building a specialized sales and marketing organization to commercialize enobosarm in the United States and/or entering into strategic partnerships or collaborations for the development and commercialization of this product candidate.

        Additionally, we are developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT. We believe Capesaris® has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss, hot flashes and insulin resistance, which are common with current androgen deprivation therapies for prostate cancer. We also believe that Capesaris® may be effective, in combination with ADT, as a primary treatment of advanced prostate cancer by reducing free testosterone to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

        In May 2012, we announced that the United States Food and Drug Administration, or FDA, had removed its full clinical hold on our Investigational New Drug, or IND, application for Capesaris®. The full clinical hold was placed on our three then ongoing Phase II clinical trials evaluating Capesaris® to treat men with advanced prostate cancer in February 2012 and resulted in the discontinuation of these trials. The full clinical hold followed our reports to the FDA of venous thromboembolic events (blood clots), or VTEs, in subjects treated with Capesaris® at the doses being studied in those trials (1000 mg and higher per day). Based upon feedback from the FDA in connection with the removal of the full clinical hold, we initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of lower doses of Capesaris® as secondary hormonal therapy in men with metastatic CRPC.

        Capesaris® has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, in men with advanced prostate cancer and reduce free testosterone. By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC. The primary endpoint of the current Phase II open-label clinical trial is the proportion of subjects with a ≥ 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG, total and free testosterone levels and progression free survival in the study subjects. In addition, the clinical study will evaluate the ability of Capesaris® to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes, bone loss, and insulin resistance. The clinical trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of Capesaris® in these subjects, including the incidence of VTEs. The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the Phase II clinical trial are being enrolled in the Capesaris® 125 mg dosing arm. Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the Capesaris® 125 mg dose arm has completed one 30 day cycle of therapy, enrollment of the next 25 subjects will commence in the Capesaris® 250 mg dosing arm. Similarly, the Capesaris® 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms.

Financial Highlights

        Effective September 30, 2012, we sold our rights and certain assets related to FARESTON® to Strakan International S.á r.l., an affliliate of ProStrakan Group plc, or ProStrakan, for a purchase price of approximately $21.7 million in cash and recognized a gain on the sale of $18.8 million. Through September 30, 2012, we sold FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States. We acquired the rights to FARESTON® in 2005 in connection with our then development of toremifene-based products, including toremifene 80 mg and toremifene 20 mg. In connection with our decision to discontinue development of toremifene 20 mg and toremifene 80 mg in 2010 and 2011, respectively, we discontinued all further development of toremifene-based products.

        Our net loss for the year ended December 31, 2012 was $27.1 million. Our net loss included a gain of $18.8 million on the sale of our rights and certain assets related to FARESTON®. We expect to incur significant net losses in 2013 and for the foreseeable future as we continue our clinical development and research and development activities and seek regulatory approval of our product candidates. Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and, as a result of the sale of our rights and certain assets related to FARESTON®, we also currently have no source of revenue. Our current product candidates, enobosarm and Capesaris®, will require significant additional clinical development and financial resources to obtain necessary regulatory approvals in order to develop these product candidates into commercially viable products. Accordingly, we do not expect to obtain FDA approval or any other regulatory approvals to market any of our product candidates in the next twelve months, and it is possible that our product candidates will never receive any regulatory approvals.

        At December 31, 2012, we had cash, cash equivalents and short-term investments of $56.1 million, compared to $74.4 million at December 31, 2011.

        As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of Capesaris® and seek regulatory approval for enobosarm, we will need to obtain substantial additional funding.

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

        We expect that our research and development expenses for fiscal year 2013 will increase as compared to fiscal year 2012 and to be primarily focused on the following:

  •
  the continued clinical development of enobosarm;

  •
  the continued clinical development of Capesaris®; and

  •
  the continued preclinical development of other potential product candidates.

        There is a risk that any drug discovery and development program may not produce revenue. Moreover, because of uncertainties inherent in drug discovery and development, including those factors described in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K, we may not be able to successfully develop and commercialize any of our product candidates.

        Drug development in the United States is a process that includes several steps defined by the FDA. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug application which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are the Phase III clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a New Drug Application, or NDA, may be submitted to the FDA. In responding to a NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may not grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. Even if the FDA grants marketing approval, the FDA may impose restrictions, limitations and/or warnings in the label of an approved product candidate, which may adversely affect the marketability of the product or limit the patients to whom the product is prescribed. In some cases, the FDA may give conditional approval of a NDA for a product candidate on the NDA sponsor's agreement to conduct additional clinical trials to further assess the product's safety and effectiveness after NDA approval. Any approval of a NDA by the FDA conditioned on completing additional clinical trials may require the sponsor to discontinue further marketing of the product if data from the clinical trial fails to demonstrate sufficient efficacy and safety in accordance with the agreed-upon protocol for the clinical trial.

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

  •
  our ability to progress our product candidates into preclinical and clinical trials;

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

        Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our development and commercialization efforts on schedule, or at all, and some consequences of failing to do so, are set forth under Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.

General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions. General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relation services. We expect our general and administrative expenses for fiscal year 2013 to be consistent with fiscal year 2012.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, income taxes, intangible assets, long-term service contracts, share-based compensation, and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Discontinued Operations

        Effective September 30, 2012, we completed the sale of FARESTON® for a total cash purchase price of $21.7 million, including payment for purchased inventory. We have accounted for FARESTON® as a discontinued operation. As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the statements of operations and have been included in discontinued operations for the year ended December 31, 2012. We have also applied retroactive adjustments to the statements of operations for the years ended December 31, 2011 and 2010 to reflect the effects of the discontinued operations.

Revenue Recognition

        Our revenues consisted of product sales of FARESTON®, which is included in income from discontinued operations before income taxes, and in 2011, also consisted of revenues derived from our former collaboration and license agreements.

        Revenue from product sales of FARESTON® was recognized less deductions for estimated sales discounts and sales returns. Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured. We accounted for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product's labeled expiration date. Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012. Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At December 31, 2012 and December 31, 2011, our accrual for product returns, was $1.2 million and $1.1 million, respectively.

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

Share-Based Compensation

        We have stock option and equity incentive plans that provide for the purchase of our common stock by certain of our employees and non-employee directors. We measure compensation expense for our share-based payments based on the fair value of the awards on the grant date and recognize the expense over the period during which an employee or non-employee director is required to provide service in exchange for the award.

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

        The following table summarizes share-based compensation expense included within the statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Research and development expenses	$1,046	$1,972	$2,340
General and administrative expenses	1,771	2,432	2,546

Total share-based compensation	$2,817	$4,404	$4,886

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2012, 2011 and 2010 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $169,000, $178,000 and $187,000, respectively. At December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $4.2 million with a weighted average expense recognition period of 2.83 years.

Income Taxes

        We have recognized the tax effect of discontinued operations in the statements of operations in accordance with the intra-period accounting rules. An offsetting tax benefit or expense is recorded in continuing operations in each year in which tax expense or benefit was recognized for discontinued operations.

        We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2012 and 2011, net of the valuation allowance, the net deferred tax assets were reduced to zero.

Impairment of Long-Lived Assets

        We review long-lived assets for impairment whenever events or changes in facts and circumstances are present, both internally and externally, that may indicate impairment of long-lived assets. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. The cash flow estimates are based on management's best estimates, using appropriate and customary assumptions and projections at the time.

        In 2011, after discontinuing our toremifene 80 mg development program, we recorded an impairment charge of $1.6 million. The impaired intangible asset consisted of capitalized license fees paid to Orion Corporation, or Orion, related to our toremifene 80 mg program. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2011.

        In 2010, after discontinuing our toremifene 20 mg development program, we recorded an impairment charge of $1.7 million. The impaired intangible assets consisted of capitalized license fees related to our toremifene 20 mg program paid to Orion and the University of Tennessee Research

Foundation. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2010.

Results of Operations

Collaboration Revenue

        There was no collaboration revenue recognized for the year ended December 31, 2012. Collaboration revenue was $8.1 million for the year ended December 31, 2011, which resulted from recognition of all remaining unamortized deferred revenue due to the termination of our license and collaboration agreement with Ipsen Biopharm Limited, or Ipsen, in March 2011. Collaboration revenue for the year ended December 31, 2010 was $56.8 million, which consisted of approximately $1.9 million from Ipsen and $54.9 million from Merck & Co., or Merck, resulting from the termination of our license and collaboration agreement with Merck in March 2010.

Research and Development Expenses

        The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed Indication	Program	Years Ended December 31,
		2012	2011	2010
		(in thousands)
Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	$24,320	$10,474	$3,207
Capesaris®
Secondary hormonal therapy in men with metastatic castration resistant prostate cancer	Selective ER alpha agonist	7,458	12,052	8,647
Other research and development		7,109	9,412	16,641

Total research and development expenses		$38,887	$31,938	$28,495

        Research and development expenses increased 22% to $38.9 million for the year ended December 31, 2012 from $31.9 million for the year ended December 31, 2011. The increase in research and development expenses related to the enobosarm product candidate was due primarily to a $13.8 million increase in the costs related to the enrollment of and operations related to the two pivotal Phase III clinical trials for enobosarm. The decrease in research and development expenses related to Capesaris® was due to the discontinuance in February 2012 of the three Phase II clinical trials of Capesaris® to treat men with advanced prostate cancer that were placed on full clinical hold by the FDA, partially offset by the initiation in the third quarter of 2012 of the Phase II clinical trial to evaluate lower doses of Capesaris® as secondary hormonal therapy in men with metastatic CRPC.

        Research and development expenses increased 12% to $31.9 million for the year ended December 31, 2011 from $28.5 million for the year ended December 31, 2010. The increase in research and development expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to a $7.3 million increase in research and development expenses from the initiation of the two pivotal Phase III clinical trials for enobosarm, and a $3.4 million increase in expenses from the initiation of our three since discontinued Phase II clinical trials for Capesaris® in 2011.

        "Other research and development" expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities, as well as the cost of our former toremifene 80 mg and toremifene 20 mg clinical programs for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, "Other research and development" includes research and development expenses of $2.0 million, which included an impairment charge of $1.6 million, for toremifene 80 mg development and $486,000 for toremifene 20 mg development. For the year ended December 31, 2010, "Other research and development" includes research and development expenses of $4.3 million for toremifene 80 mg development and $5.1 million, which included an impairment charge of $1.7 million, for toremifene 20 mg development.

General and Administrative Expenses

        General and administrative expenses decreased 10% to $10.8 million for the year ended December 31, 2012 from $12.0 million for the year ended December 31, 2011. This decrease was primarily due to reduced salary and benefit expenses related to employee attrition of $739,000 and decreased legal expenses of $373,000.

        General and administrative expenses decreased 9% to $12.0 million for the year ended December 31, 2011 from $13.2 million for the year ended December 31, 2010. This decrease was primarily due to reduced insurance, legal and occupancy expenses of $360,000, $280,000, and $240,000, respectively.

Other (Expense) Income, Net

        Other expense, net for the year ended December 31, 2012 was $19,000 compared to other income, net of $398,000 for the year ended December 31, 2011. Other income, net for the year ended December 31, 2011 decreased $965,000 from $1.4 million for the year ended December 31, 2010. For the year ended December 31, 2010, other income, net included income from grants totaling $1.2 million awarded to us by the United States Government under the Qualifying Therapeutic Discovery Project Program, which was established under Patient Protection and Affordable Care Act.

Discontinued Operations

        Income from discontinued operations before income taxes was $22.7 million for the year ended December 31, 2012 and consisted of FARESTON® operating income of $3.8 million and the recognition of a gain of $18.8 million on the sale of rights and certain assets related to FARESTON®. Income (loss) from discontinued operations before income taxes for the years ended December 31, 2011 and December 31, 2010 consisted of FARESTON® operating income (loss).

        The components of FARESTON® operating income (loss) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Product sales, net	$5,284	$6,673	$3,827
Cost of product sales	(784)	(1,055)	(768)
Operating expenses	(655)	(3,411)	(4,225)

FARESTON® operating income (loss)	$3,845	$2,207	$(1,166)

        FARESTON® product sales, net decreased for the year ended December 31, 2012 compared to the prior year due primarily to the sale of the rights and certain assets related to FARESTON®, effective September 30, 2012. FARESTON® operating expenses decreased for the year ended December 31, 2012 as compared to the prior year due to the sale of FARESTON® and due to a reduction in FARESTON® marketing and medical education expenses.

        FARESTON® product sales, net for the year ended December 31, 2011increased from the prior year due primarily to an increase of 35% in the sales price of FARESTON® and, to a lesser extent, an increase of 25% in sales volume. FARESTON® operating expenses decreased for the year ended December 31, 2011 as compared to prior year due to our workforce reduction that occurred in 2011 and a reduction in FARESTON® marketing expenses.

Liquidity and Capital Resources

        Through December 31, 2012, we have financed our operations primarily through public offerings and private placements of our common stock, as well as payments from our former collaborators. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2012, we had an accumulated deficit of $413.2 million, which resulted primarily from:

  •
  our research and development activities associated with:

  •
  the preclinical and clinical development of our SARM compounds, including enobosarm for the prevention and treatment of muscle wasting in patients with cancer;

  •
  the preclinical and clinical development of Capesaris® for first and second line hormonal treatment of advanced prostate cancer;

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

  •
  the preclinical development of other product candidates; and

  •
  general and administrative expenses.

        We expect to incur significant operating losses in 2013 and for the foreseeable future as we continue our clinical development and research and development activities and seek regulatory approval for our product candidates. We do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the next twelve months.

        At December 31, 2012, we had cash, cash equivalents and short-term investments of $56.1 million, compared to $74.4 million at December 31, 2011 and $58.6 million at December 31, 2010. As of December 31, 2012, our cash and cash equivalents consisted of bank deposits, certificates of deposit with original maturities of 90 days or less, and money market mutual funds which are required to comply with Rule 2a-7 under the Investment Company Act of 1940. Our short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities greater than three months and less than one year.

        In October 2012, we increased our cash and short-term investments when we received net cash proceeds of $18.9 million related to the sale of our rights and certain assets related to FARESTON®.

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

        In September 2006, we entered into a collaboration and license agreement with Ipsen, under which Ipsen paid us €21.5 million (approximately $27.1 million) as a license fee and expense reimbursement and paid us €1.5 million in equal installments over a three year period from the date of the agreement. In September of 2009, 2008, and 2007, we received €500,000 (approximately $726,000, $711,000, and $688,000, respectively) from Ipsen for the three annual installment payments. In February 2008, we earned a milestone of €1.0 million (approximately $1.5 million) with the achievement of the primary endpoint in the toremifene 80 mg Phase III clinical trial. As a result of the termination of our collaboration with Ipsen in March of 2011, we will not receive any future milestone payments, royalties or reimbursement of clinical development expenses from Ipsen that were provided for under our former collaboration with Ipsen.

        In December 2007, we entered into an exclusive license and collaboration agreement with Merck, or the Merck Collaboration Agreement, which was terminated in March 2010. In connection with entering into this agreement, we received an upfront licensing fee of $40.0 million in January 2008, and Merck purchased approximately $30.0 million of our common stock in December 2007. Merck also paid us $15.0 million in guaranteed cost reimbursements for research and development activities in equal annual installments over a three year period beginning on the first anniversary of the effective date of the agreement. We received the three annual payments of $5 million from Merck in December 2010, 2009, and 2008, respectively. As a result of the termination of our collaboration with Merck, we will not receive any milestone payments or royalties from Merck that were provided for under our former collaboration with Merck. We have no ongoing collaborations for the development and commercialization of our product candidates, and we do not currently have any commitments for future external funding.

	Years Ending December 31,
	2012	2011	2010
	(in thousands)
Net cash used in operating activities	$(37,109)	$(33,089)	$(30,527)
Net cash provided by (used in) investing activities	21,405	(10,299)	8,280
Net cash provided by financing activities	3	48,952	40,209

Net (decrease) increase in cash and cash equivalents	$(15,701)	$5,564	$17,962

        Net cash used in operating activities in all periods resulted primarily from funding our operations. In 2010, this was reduced by $5.0 million received from Merck related to the third and final cost reimbursement payment in conjunction with our exclusive license and collaboration agreement and grants totaling $1.2 million received from the United States government under the Qualifying Therapeutic Discovery Project Program.

        Net cash provided by investing activities for the year ended December 31, 2012 resulted from the proceeds from the sale of FARESTON®, net of cash expenses, of $18.9 million and the maturities of short-term investments of $14.6 million, offset by the purchase of short-term investments of $12.0 million and the purchase of information technology equipment and research and development equipment of approximately $142,000. Net cash used in investing activities for the year ended December 31, 2011 resulted from the purchase of short-term investments of $15.1 million and the purchase of information technology equipment and research and development equipment of approximately $54,000, offset by the maturities of short-term investments of $4.9 million. Net cash provided by investing activities for the year ended December 31, 2010 resulted from the maturities of short-term investments of $16.9 million, offset by the purchase of short-term investments of $8.6 million and the purchase of information technology equipment and research and development equipment of approximately $95,000.

        Net cash provided by financing activities for the year ended December 31, 2012 reflected proceeds from the exercise of employee stock options. Net cash provided by financing activities for the year ended December 31, 2011 and 2010 reflected proceeds from our underwritten public offering of common stock in June 2011 and November 2010, respectively, and proceeds from the exercise of employee stock options. Proceeds in all years presented were reduced by payments on our capital lease and financed equipment obligations.

        As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. In any event, to complete the development of Capesaris® and seek regulatory approval for enobosarm, we will need to obtain substantial additional funding.

        Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A "Risk Factors" section of this Annual Report on Form 10-K. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

        At December 31, 2012, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(2)	$2,733	$1,200	$1,533	$–	$–
(1)
This table does not include any royalty obligations under our license agreement as the timing and likelihood of such payments are not known. In addition to the minimum payments due under our current license agreement, we may be required to pay royalties on any net sales of product if we receive regulatory approval for a SARM product candidate, including enobosarm, and successfully market the product. Additionally, if we sublicense rights under our SARM License Agreement, we also are obligated to pay a sublicense royalty on any licensing fee or milestone payments we may receive from a sublicensee.

(2)
Our long-term commitments under the operating leases consist of payments relating to a sublease for laboratory and office space at 3 North Dunlap Street, Memphis, Tennessee and a sublease for office space at 175 Toyota Plaza, Memphis, Tennessee. Our sublease agreement for the premises located at 3 North Dunlap Street expires on December 31, 2014. The sublease for the premises at 175 Toyota Plaza expires on April 30, 2015 and includes escalating rental payments.

Off-Balance Sheet Arrangements

        We have not engaged in any off-balance sheet arrangements, including the use of standard finance, special purpose entities or variable interest entities.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in Federal Deposit Insurance Corporation insured certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2012.

        In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with conducting clinical trials for enobosarm at clinical trial sites in Europe. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our financial position, results of operations and cash flows. A hypothetical 10% increase or decrease in foreign exchange rates would result in an approximate $440,000 increase or decrease in our financial assets and liabilities denominated in euros. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2012. Actual results may differ materially. We have elected not to hedge our exposure to foreign currency fluctuations.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

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

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

        Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2013 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the "2012 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (1)   The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled "Proposal No. 1 — Election of Directors" and "Additional Information About the Board of Directors and Certain Corporate Governance Matters" appearing in the 2013 Proxy Statement. Such information is incorporated herein by reference.

        (2)   The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2013 Proxy Statement. Such information is incorporated herein by reference.

        (3)   The information required by this Item concerning our executive officers is set forth in the section entitled "Management — Executive Officers of Registrant" in Part I, Item 1 of this Form 10-K.

        (4)   Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees as well as Guidelines on Governance Issues. These documents are available on our Web site (www.gtxinc.com) under "About GTx" at "Governance." We will provide a copy of these documents to any person, without charge, upon request, by writing to us at GTx, Inc., Director, Corporate Communications and Financial Analysis, 175 Toyota Plaza, Suite 700, Memphis, Tennessee 38103. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our Web site at the address and the location specified above.

ITEM 11.              EXECUTIVE COMPENSATION

        (1)   The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2013 Proxy Statement under the sections entitled "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation."

        (2)   The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation."

        (3)   The information required by this Item concerning our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Compensation Committee Report."

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (1)   The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

        (2)   The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Equity Compensation Plan Information."

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        (1)   The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Certain Relationships and Related Party Transactions."

        (2)   The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Additional Information About the Board of Directors and Certain Corporate Governance Matters — Director Independence."

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information from the 2013 Proxy Statement under the section entitled "Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Management's Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2012 and 2011
F-6	Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010
F-7	Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2012, 2011 and 2010
F-8	Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
F-9	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See 15(b) below.

(b) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003	S-1	333-109700	4.3	10/15/2003
4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007	S-3	333-148321	4.5	12/26/2007
4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
10.1†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation	10-Q	000-50549	10.40	11/09/2007
10.2	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.47	03/03/2009
10.3†	Purchase Agreement dated December 13, 2004, between Registrant and Orion Corporation	8-K/A	000-50549	10.1	03/07/2005
10.4†	Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation	8-K/A	000-50549	10.2	03/07/2005
10.5†	Amendment dated May 23, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation	10-Q	000-50549	10.33	08/09/2006
10.6†	Amendment dated June 30, 2006 to the Amended and Restated License and Supply Agreement effective January 1, 2005, between Registrant and Orion Corporation	10-Q	000-50549	10.34	08/09/2006
10.7*	Form of Indemnification Agreement	S-1	333-109700	10.12	12/22/2003
10.8*	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.1	03/15/2010

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.9*	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.2	03/15/2010
10.10*	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.3	03/15/2010
10.11*	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.4	03/15/2010
10.12*	GTx, Inc. 2004 Equity Incentive Plan and Form of Stock Option Agreement	S-1	333-109700	10.5	01/15/2004
10.13*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	05/06/2008
10.14*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 and Form of Stock Option Agreement	10-K	000-50549	10.52	03/03/2009
10.15*	GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement	S-1	333-109700	10.6	01/15/2004
10.16*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, effective April 26, 2006	8-K	000-50549	10.1	04/27/2006
10.17*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan	10-Q	000-50549	10.35	08/09/2006
10.18*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, as amended effective November 4, 2008	10-K	000-50549	10.51	03/03/2009
10.19*+	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mitchell S. Steiner, M.D.
10.20*+	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Marc S. Hanover

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.21*+	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mark E. Mosteller
10.22*+	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell
10.23*+	Amended and Restated Employment Agreement dated February 14, 2013 between Registrant and James T. Dalton
10.24*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008	10-K	000-50549	10.53	03/03/2009
10.25*	2012 Compensation Information for Registrant's Executive Officers	10-K	000-50549	10.60	03/02/2012
10.26*+	2013 Compensation Information for Registrant's Executive Officers
10.27*	Directors' Deferred Compensation Plan, as amended effective November 4, 2008	10-K	000-50549	10.49	03/03/2009
10.28*+	Directors' Deferred Compensation Plan, as amended and restated effective February 14, 2013
10.29*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 18, 2011	10-Q	000-50549	10.50	05/09/2011
10.30*+	Non-Employee Director Compensation Policy of GTx, Inc., effective February 14, 2013
10.31	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.	S-1	333-109700	10.13	10/15/2003
10.32	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.	S-1	333-109700	10.14	10/15/2003
10.33	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.	10-Q	000-50549	10.27	07/27/2005

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.34	Sublease Agreement dated October 1, 2009 between Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.55	03/15/2010
10.35	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009	10-Q	000-50549	10.59	08/09/2011
10.36	Sublease Agreement, dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.46	03/11/2008
10.37	First Amendment, dated July 21, 2008, to the Sublease and Parking Sublicense Agreements dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.54	03/03/2009
10.38	Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.57	03/08/2011
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included on the signature pages hereto)
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)
32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS+	XBRL Instance Document(2)
101.SCH+	XBRL Taxonomy Extension Schema Document(2)
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)
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

(2)
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

GTx, Inc.
By	/s/ Mitchell S. Steiner
Mitchell S. Steiner, M.D., F.A.C.S.
	Chief Executive Officer, Vice Chairman and Director	Date: March 5, 2013

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

Date

/s/ J. R. Hyde, III J. R. Hyde, III	Chairman of the Board of Directors	March 5, 2013
/s/ Mitchell S. Steiner Mitchell S. Steiner, M.D., F.A.C.S.	Chief Executive Officer, Vice Chairman and Director (Principal Executive Officer)	March 5, 2013
/s/ Mark E. Mosteller Mark E. Mosteller, CPA	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013
/s/ Michael G. Carter Michael G. Carter, M. D.	Director	March 5, 2013

/s/ Barrington J. A. Furr Barrington J. A. Furr	Director	March 5, 2013
/s/ J. Kenneth Glass J. Kenneth Glass	Director	March 5, 2013
/s/ Kenneth S. Robinson Kenneth S. Robinson, M.D.	Director	March 5, 2013

GTx, Inc.

MANAGEMENT'S REPORT ON
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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

/s/ Mitchell S. Steiner Mitchell S. Steiner, M.D., F.A.C.S. Vice Chairman and Chief Executive Officer	/s/ Mark E. Mosteller Mark E. Mosteller, CPA Vice President and Chief Financial Officer

Memphis, Tennessee
March 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited GTx, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GTx Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of GTx, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTx, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 5, 2013

GTx, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$48,044	$63,745
Short-term investments	8,045	10,695
Accounts receivable, net	9	981
Inventory	-	161
Prepaid expenses and other current assets	717	1,266

Total current assets	56,815	76,848
Property and equipment, net	507	1,096
Intangible and other assets, net	452	712

Total assets	$57,774	$78,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,707	$1,219
Accrued expenses and other current liabilities	7,788	4,614

Total current liabilities	9,495	5,833
Other long-term liabilities	578	949
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at both December 31, 2012 and December 31, 2011; 62,818,424 and 62,790,223 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	63	63
Additional paid-in capital	460,887	457,985
Accumulated deficit	(413,249)	(386,174)

Total stockholders' equity	47,701	71,874

Total liabilities and stockholders' equity	$57,774	$78,656

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Collaboration revenue	$-	$8,066	$56,786
Expenses:
Research and development expenses	38,887	31,938	28,495
General and administrative expenses	10,845	12,027	13,194

Total expenses	49,732	43,965	41,689

(Loss) income from operations	(49,732)	(35,899)	15,097
Other (expense) income, net	(19)	398	1,363

(Loss) income from operations before income taxes	(49,751)	(35,501)	16,460
Income tax benefit	8,821	886	-

Net (loss) income from continuing operations	(40,930)	(34,615)	16,460

Income (loss) from discontinued operations before income taxes	22,676	2,207	(1,166)
Income tax expense	(8,821)	(886)	-

Net income (loss) from discontinued operations	13,855	1,321	(1,166)

Net (loss) income	$(27,075)	$(33,294)	$15,294

Net (loss) income per share — basic and diluted:
Net (loss) income from continuing operations	$(0.65)	$(0.60)	$0.42
Net income (loss) from discontinued operations	0.22	0.02	(0.03)

Net (loss) income per share	$(0.43)	$(0.58)	$0.39

Weighted average shares outstanding:
Basic and diluted	62,809,219	57,359,466	38,874,721

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share data)

	Stockholders' Equity (Deficit)
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at January 1, 2010	36,420,901	$36	$359,388	$(368,174)	$(8,750)
Issuance of common stock, net of offering costs	15,285,715	15	40,273	-	40,288
Issuance of common stock under deferred compensation arrangements	8,321	-	-	-	-
Exercise of employee stock options	4,250	-	9	-	9
Directors' deferred compensation	-	1	186	-	187
Share-based compensation	-	-	4,699	-	4,699
Net income	-	-	-	15,294	15,294

Balances at December 31, 2010	51,719,187	52	404,555	(352,880)	51,727
Issuance of common stock, net of offering costs	11,023,000	11	48,971	-	48,982
Issuance of common stock under deferred compensation arrangements	35,036	-	-	-	-
Exercise of employee stock options	13,000	-	55	-	55
Directors' deferred compensation	-	-	178	-	178
Share-based compensation	-	-	4,226	-	4,226
Net loss	-	-	-	(33,294)	(33,294)

Balances at December 31, 2011	62,790,223	63	457,985	(386,174)	71,874
Exercise of employee stock options	28,201	-	85	-	85
Directors' deferred compensation	-	-	169	-	169
Share-based compensation	-	-	2,648	-	2,648
Net loss	-	-	-	(27,075)	(27,075)

Balances at December 31, 2012	62,818,424	$63	$460,887	$(413,249)	$47,701

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(27,075)	$(33,294)	$15,294
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of FARESTON®	(18,831)	-	-
Share-based compensation	2,648	4,226	4,699
Directors' deferred compensation	169	178	187
Depreciation and amortization	750	1,040	1,573
Deferred revenue amortization	-	(8,066)	(51,786)
Impairment of intangible assets	-	1,598	1,687
Changes in assets and liabilities:
Accounts receivable, net	972	(298)	(277)
Inventory	133	(24)	(55)
Receivable from collaboration partners	-	-	189
Prepaid expenses and other assets	752	(527)	16
Accounts payable	488	371	(420)
Accrued expenses and other liabilities	2,885	1,707	(1,634)

Net cash used in operating activities	(37,109)	(33,089)	(30,527)

Cash flows from investing activities:
Purchase of property and equipment	(142)	(54)	(95)
Purchase of short-term investments, held to maturity	(11,980)	(15,145)	(8,569)
Proceeds from maturities of short-term investments, held to maturity	14,630	4,900	16,944
Proceeds from the sale of FARESTON®, net of cash expenses	18,897	-	-

Net cash provided by (used in) investing activities	21,405	(10,299)	8,280

Cash flows from financing activities:
Proceeds from issuance of common stock	-	48,982	40,288
Proceeds from exercise of employee stock options	85	55	9
Payments on capital lease and financed equipment obligations	(82)	(85)	(88)

Net cash provided by financing activities	3	48,952	40,209

Net (decrease) increase in cash and cash equivalents	(15,701)	5,564	17,962
Cash and cash equivalents, beginning of period	63,745	58,181	40,219

Cash and cash equivalents, end of period	$48,044	$63,745	$58,181

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.     Business

        GTx, Inc. ("GTx" or the "Company"), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, cancer supportive care, and other serious medical conditions.

        The Company is developing selective androgen receptor modulators ("SARMs"), including enobosarm (also known as Ostarine® or GTx-024). SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss). The Company is conducting two fully enrolled pivotal Phase III clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.

        Additionally, the Company is developing Capesaris® (GTx-758), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy. Based upon feedback from the FDA, the Company initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of lower doses of Capesaris® as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

        Effective September 30, 2012, the Company sold its rights and certain assets related to FARESTON® to Strakan International S.á r.l., an affiliate of ProStrakan Group plc ("ProStrakan") for $21,671 in cash. Through September 30, 2012, the Company sold FARESTON® (toremifene citrate) 60 mg tablets, approved for the treatment of metastatic breast cancer in postmenopausal women, in the United States. See Note 4, Discontinued Operations, for further discussion.

2.     Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Additionally, GTx operates in one business segment.

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

Discontinued Operations

        On September 28, 2012, the Company entered into an asset purchase agreement (the "FARESTON® Purchase Agreement") with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company's rights and certain assets related to

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

FARESTON®. Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory. The Company has accounted for FARESTON® as a discontinued operation. As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the statements of operations and have been included in discontinued operations for the year ended December 31, 2012. The Company has also applied retroactive adjustments to the statements of operations for the years ended December 31, 2011 and 2010 to reflect the effects of the discontinued operations. The Company has set forth the assets and liabilities relating to the FARESTON® discontinued operations in Note 4, Discontinued Operations. See Note 4, Discontinued Operations, for further discussion.

Cash and Cash Equivalents

        The Company considers highly liquid investments with initial maturities of three months or less to be cash equivalents.

Short-term Investments

        At December 31, 2012 and 2011, short-term investments consisted of Federal Deposit Insurance Corporation ("FDIC") insured certificates of deposit with original maturities of greater than three months and less than one year.

Accounts Receivable

        Accounts receivable from the product sales of FARESTON® were recorded net of allowances for cash discounts for prompt payment. The Company made judgments as to its ability to collect outstanding receivables and provided allowances for the portion of receivables if and when collection became doubtful. The Company did not record any reserves related to the collectability of its accounts receivable for the years ended December 31, 2012 and 2011.

Inventory

        All inventory was purchased from the Company by ProStrakan upon the completion of the sale of FARESTON®, effective September 30, 2012. Historical inventory consisted of FARESTON® tablets that were manufactured by Orion Corporation ("Orion") and delivered to the Company as finished goods and was stated at the lower of cost (first-in, first-out method) or market.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances are present, both internally and externally, that may indicate impairment of long-lived assets. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. The cash flow estimates are based on management's best estimates, using appropriate and customary assumptions and projections at the time. See Note 9, Intangible Assets, Net for further discussion.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. As the Company has the positive intent and ability to hold the certificates of deposit classified as short-term investments until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value. The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

Concentration of Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company has established guidelines relating to diversification and maturities of its cash equivalents and short-term investments which are designed to manage risk. The Company's cash and cash equivalents consist of bank deposits, certificates of deposit, and money market mutual funds. Bank deposits may at times be in excess of FDIC insurance limits. The Company's short-term investments consist of FDIC insured certificates of deposit with original maturities of greater than three months and less than one year.

FARESTON® Revenue Recognition

        Revenue from product sales of FARESTON®, which is included in income from discontinued operations before income taxes, was recognized less deductions for estimated sales discounts and sales returns. Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured. The Company accounted for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product's labeled expiration date. Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retains the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012. Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At December 31, 2012 and December 31, 2011, the Company's accrual for product returns, was $1,189 and $1,114, respectively. Of these amounts, $370 and $715 have been included in "Other long-term liabilities" in the balance sheet at December 31, 2012 and December 31, 2011, respectively, and represents the portion of the Company's product returns accrual estimated to be payable after one year. See Note 4, Discontinued Operations, for further discussion.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Collaboration Revenue Recognition

        Collaboration revenue consisted of non-refundable upfront payments, license fees, reimbursements for research and development activities, and milestone payments associated with the Company's former collaboration and license agreements. Revenues from the Company's prior collaboration and license agreements were recognized based on the performance requirements of the specific agreements. The Company analyzed agreements with multiple element arrangements to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting. See Note 8, Collaboration and License Agreements, for further discussion.

Research and Development Expenses

        Research and development expenses include, but are not limited to, the Company's expenses for personnel, supplies, and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. The Company expenses these costs in the period in which they are incurred. The Company estimates its liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon the Company's estimate of services received and degree of completion of the services in accordance with the specific third party contract.

Patent Costs

        The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company's statements of operations.

Income Taxes

        The Company has recognized the tax effect of discontinued operations in the statements of operations in accordance with the intra-period accounting rules. An offsetting tax benefit or expense is recorded in continuing operations in each year in which tax expense or benefit was recognized for discontinued operations.

        The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2012 and December 31, 2011, net of the valuation allowance, the net deferred tax assets were reduced to zero. See Note 10, Income Taxes, for further discussion.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Share-Based Compensation

        The Company has stock option and equity incentive plans that provide for the purchase or acquisition of the Company's common stock by certain of the Company's employees and non-employee directors. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award. See Note 3, Share-Based Compensation, for further discussion.

Other (Expense) Income, Net

        Other (expense) income, net consists of foreign currency transaction gains and losses, interest earned on the Company's cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.

        For the year ended December 31, 2010, other (expense) income, net included income from grants totaling $1,220 awarded to the Company by the United States Government under the Qualifying Therapeutic Discovery Project Program, which was established under the Patient Protection and Affordable Care Act.

Basic and Diluted Net (Loss) Income Per Share

        Basic and diluted net (loss) income per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share gives effect to the dilutive potential of common stock consisting of stock options.

        Weighted average options outstanding to purchase shares of common stock of 5,574,915, 5,327,752, and 4,473,576 were excluded from the calculation of diluted net (loss) income per share for the years ended December 31, 2012, 2011 and 2010, respectively, as inclusion of the options would have had an anti-dilutive effect on the net (loss) income per share for the periods. At December 31, 2012, the Company had outstanding 62,818,424 shares of common stock.

Comprehensive (Loss) Income

        For all periods presented, there were no differences between net (loss) income and comprehensive (loss) income.

Reclassification

        Certain prior period amounts have been reclassified to conform to the current period discontinued operations presentation. See note 4, Discontinued Operations, for further discussion. Additionally, in the balance sheet at December 31, 2011, the Company has included $472 of current deferred income tax liabilities, which were previously reported net of noncurrent deferred income tax assets, in accrued expenses and other current liabilities, which is consistent with the current year balance sheet presentation.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Subsequent Events

        The Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

3.     Share-Based Compensation

        Share-based payments include stock option grants under the Company's stock option and equity incentive plans and deferred compensation arrangements for the Company's non-employee directors.

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

        The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
Research and development expenses	$1,046	$1,972	$2,340
General and administrative expenses	1,771	2,432	2,546

Total share-based compensation	$2,817	$4,404	$4,886

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2012, 2011 and 2010 included share-based compensation expense related to deferred compensation arrangements for the Company's non-employee directors of $169, $178 and $187, respectively. See Note 11, Directors' Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company's non-employee directors. Share-based compensation expense recorded as research and development expenses for the year ended December 31, 2012 was reduced by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the year. Additionally, share-based compensation expense of $137 and $477 included in the table above as general and administrative expenses was reported as discontinued operations in the statement of operations for the years ended December 31, 2011 and

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2010, respectively. There was no share-based compensation expense included in discontinued operations for the year ended December 31, 2012.

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

        For the years ended December 31, 2012, 2011 and 2010, the weighted average grant date fair value per share of options granted was $2.14, $1.75 and $2.62, respectively. The weighted average for key assumptions used in determining the grant date fair value of options granted in 2012, 2011 and 2010, and a summary of the methodology applied to develop each assumption is as follows:

	Years Ended December 31,
	2012	2011	2010
Expected price volatility	69.6%	64.9%	64.6%
Risk-free interest rate	1.22%	2.54%	3.36%
Weighted average expected life in years	6.5 years	6.5 years	6.5 years
Dividend yield	0%	0%	0%

        Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company based its determination of expected volatility on its historical stock price volatility. An increase in the expected price volatility will increase compensation expense.

        Risk-Free Interest Rate - This is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. An increase in the risk-free interest rate will increase compensation expense.

        Expected Life - This is the period of time over which the options granted are expected to remain outstanding and is determined by calculating the average of the vesting term and the contractual term of the options. The Company has utilized this method due to the lack of historical option exercise information related to the Company's stock option and equity incentive plans. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

        Dividend Yield - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        The following is a summary of stock option transactions for all of the Company's stock option and equity incentive plans for the three year period ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2010,	3,364,871	$13.55
Options granted	1,320,500	4.14
Options forfeited or expired	(250,626)	10.68
Options exercised	(4,250)	2.24

Options outstanding at December 31, 2010	4,430,495	10.91
Options granted	1,395,000	2.82
Options forfeited or expired	(866,930)	8.23
Options exercised	(13,000)	4.20

Options outstanding at December 31, 2011	4,945,565	9.12
Options granted	1,141,250	3.35
Options forfeited or expired	(675,755)	8.82
Options exercised	(28,201)	3.05

Options outstanding at December 31, 2012	5,382,859	7.96

Options vested and expected to vest at December 31, 2012	5,239,584	8.07

        The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.65 - $3.36	1,948,500	8.13	$3.00	297,668	$2.79
$3.44 - $11.58	1,799,063	4.65	6.00	1,207,016	6.74
$12.15 - $20.40	1,635,296	4.45	16.03	1,152,586	16.01

	5,382,859	5.85	7.96	2,657,270	10.32

        At December 31, 2012, the aggregate intrinsic value of all outstanding options was $2,359 with a weighted average remaining contractual term of 5.85 years. Of the Company's outstanding options, 2,657,270 options were exercisable and had a weighted average remaining contractual term of 3.87 years and an aggregate intrinsic value of $421. Additionally, the Company's vested and expected to vest options had a weighted average remaining contractual term of 5.78 years and an intrinsic value of $2,233.

        Options to purchase 28,201 shares were exercised during the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011and 2010 was $36, $15 and $6, respectively. At December 31, 2012, the total compensation cost related to non-vested options not yet recognized was $4,211, with a weighted average expense recognition period of 2.83 years. Shares available for

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

future issuance under the Company's stock option and equity incentive plans were 4,573,224 at December 31, 2012. On January 1, 2013, shares available for future issuance under the Company's stock option and equity incentive plans increased to 4,648,224 shares in accordance with the provisions of such plans.

4.     Discontinued Operations

        On September 28, 2012, the Company entered into the FARESTON® Purchase Agreement with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company's rights to FARESTON® and certain assets related thereto. Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory. The Company recognized a gain of $18,831 on the sale of FARESTON® for the year ended December 31, 2012. The gain represents the gross proceeds received from the sale reduced by a contract termination fee of $1,000 due to Orion (as discussed further in Note 8, Collaboration and License Agreements), a financial advisory fee related to the transaction of $1,712, and other transaction expenses of approximately $128.

        The Company has accounted for FARESTON® as a discontinued operation. The FARESTON® operating income, along with the gain recognized on the sale of FARESTON® for the year ended December 31, 2012, has been reported as "net income from discontinued operations" in the statements of operations. In addition, the assets and liabilities related to FARESTON® that are included in the balance sheets for the periods presented have been presented below.

        FARESTON® operating income (loss) for each period presented was as follows:

	Years Ended December 31,

	2012	2011	2010
Product sales, net	$5,284	$6,673	$3,827
Cost of product sales	(784)	(1,055)	(768)
Operating expenses	(655)	(3,411)	(4,225)

FARESTON® operating income (loss)	$3,845	$2,207	$(1,166)

        Under the FARESTON® Purchase Agreement, the Company remains responsible for the collection of accounts receivable and remains liable for future product returns in each case relating to sales of FARESTON® made by the Company prior to September 30, 2012. The assets and liabilities related to

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

FARESTON® discontinued operations included in the balance sheets for the periods presented were as follows:

	December 31, 2012	December 31, 2011
Accounts receivable, net	$9	$981
Inventory	-	161
Prepaid expenses and other assets	5	178

Total assets	14	1,320

Accounts payable	15	116
Accrued expenses and other current liabilities	1,013	919
Other long-term liabilities	370	715

Total liabilities	1,398	1,750

Net liabilities	$(1,384)	$(430)

5.     Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2012	2011
Laboratory and office equipment	$4,177	$4,173
Computer equipment and software	2,706	2,646
Furniture and fixtures	1,361	1,361
Leasehold improvements	1,024	1,024

	9,268	9,204
Less: accumulated depreciation	(8,761)	(8,108)

	$507	$1,096

        Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $730, $998 and $1,346, respectively. Of these amounts, $290, $425 and $543, respectively, were included in research and development expenses in the statements of operations.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2011
Clinical trials	$5,621	$2,286
Product returns	819	399
Selling, general and administrative	730	1,037
Research and development	46	73
Employee compensation	294	265
Net deferred income tax liabilities	271	472
Current portion of capital lease and financed equipment liabilities	7	82

	$7,788	$4,614

7.     Common and Preferred Stock

        The Company's certificate of incorporation authorizes the Company to issue 120,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

        On November 1, 2010, the Company completed an underwritten public offering of 14,285,715 shares of its common stock at a price to the public of $2.80 per share. Net cash proceeds from the public offering were approximately $37,700 after deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriter a 30-day option to purchase up to an additional 2,142,857 shares of common stock to cover over-allotments, if any. On November 24, 2010, the underwriter exercised its option and purchased an additional 1,000,000 shares of the Company's common stock at a price of $2.80 per share. Net cash proceeds from the exercise of the over-allotment option were approximately $2,600 after deducting underwriting discounts and commissions and other offering expenses.

        On May 6, 2011, the Company filed a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Secretary of the State of Delaware to increase the number of authorized shares of the Company's common stock, par value $0.001 per share, from 60,000,000 shares to 120,000,000 shares. The amendment was approved by the Company's stockholders at the Company's 2011 Annual Meeting of Stockholders held on May 5, 2011.

        On June 28, 2011, the Company completed an underwritten public offering of 10,000,000 shares of its common stock at a price to the public of $4.75 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of common stock to cover over-allotments, if any. The underwriters exercised this option and purchased an additional 1,023,000 shares of the Company's common stock on June 28, 2011 at a price of $4.75 per share. Net cash proceeds from the public offering were approximately $49,000 after deducting the underwriting discount and offering expenses.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8.     Collaboration and License Agreements

University of Tennessee Research Foundation License Agreement

        The Company and the University of Tennessee Research Foundation ("UTRF") are parties to a consolidated, amended and restated license agreement (the "SARM License Agreement") pursuant to which the Company has been granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues.

Former Orion Corporation License and Supply Agreement

        In connection with the Company's sale of its rights and certain assets related to FARESTON® to ProStrakan, the Company and Orion agreed to terminate the Amended and Restated License and Supply Agreement, dated January 1, 2005, as amended, between the Company and Orion (the "Orion Supply Agreement") as well as certain other agreements between the Company and Orion related to the Orion Supply Agreement (collectively, the "Orion Agreements"). Pursuant to the Orion Supply Agreement, the Company obtained an exclusive license from Orion to develop and commercialize toremifene-based products for all human indications worldwide, except breast cancer outside of the United States, and Orion agreed to manufacture and supply all of the Company's needs for clinical trial and commercial grade material for toremifene-based products developed and marketed in the United States and abroad, including toremifene globally and FARESTON® in the United States. The termination of the Orion Agreements was effective September 30, 2012. As consideration for Orion's agreement to terminate the Orion Agreements and to enter into certain agreements with ProStrakan to effect the FARESTON® sale, the Company paid Orion $1,000 in October 2012. See Note 4, Discontinued Operations, for further discussion.

Former Ipsen Collaboration and License Agreement

        In September 2006, the Company entered into a collaboration and license agreement with Ipsen Biopharm Limited (the "Ipsen Collaboration Agreement") pursuant to which the Company granted Ipsen exclusive rights in the European Union, Switzerland, Norway, Iceland, Lichtenstein, and the Commonwealth of Independent States (the "European Territory") to develop and commercialize toremifene in all indications which the Company has licensed from Orion, which include all indications in humans except the treatment and prevention of breast cancer outside of the United States.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the first quarter of 2011, the Company recognized as collaboration revenue all of the remaining $8,066 unamortized revenue. This amount is included in collaboration revenue in the statement of operations for the year ended December 31, 2011. The Company recognized as collaboration revenue $1,930 under the Ipsen Collaboration Agreement for the year ended December 31, 2010.

Former Merck & Co., Inc. Collaboration and License Agreement

        In December 2007, GTx and Merck & Co., Inc. ("Merck") entered into a global exclusive license and collaboration agreement (the "Merck Collaboration Agreement") governing the Company's and Merck's joint research, development and commercialization of SARM compounds and related SARM products for all potential indications of interest. In March 2010, the Company reacquired full rights to its SARM program, including enobosarm, following the termination by the Company and Merck of the Merck Collaboration Agreement.

        Under the Merck Collaboration Agreement, the Company granted Merck an exclusive worldwide license under its SARM-related patents and know-how. The Company conducted preclinical research of SARM compounds and products, and Merck was primarily responsible under the terms of the agreement for conducting and funding development and commercialization of products developed under the Merck Collaboration Agreement. Merck paid the Company an upfront licensing fee of $40,000 and purchased approximately $30,000 of the Company's common stock. In addition, Merck paid the Company $15,000 in cost reimbursements for research and development activities in equal annual installments over a three year period.

        The Company deferred the recognition of the upfront licensing fee of $40,000 and the $10,800 in equity premium received that represented the difference between the purchase price and the closing price of the Company's common stock on the date the stock was purchased by Merck. These amounts were being recognized as collaboration revenue over the period of the Company's performance obligation, which the Company estimated to be ten years. In March 2010, the Company reacquired full rights to the Company's SARM program following the termination by the Company and Merck of the Merck Collaboration Agreement. In the first quarter of 2010, the Company recognized $54,856 as collaboration revenue under the terms of the Merck Collaboration Agreement.

9.     Intangible Assets, Net

        In accordance with the terms of the former Orion Supply Agreement, the Company paid a license fee to Orion of $4,826. In accordance with the terms of the SARM License Agreement and the former Amended and Restated License Agreement ("SERM License Agreement") that the Company entered into with UTRF in July 2007 and September 2007, respectively, the Company paid a one-time up-front fee of $290 per agreement.

        In 2010 after discontinuing its toremifene 20 mg development program, the Company recorded an impairment charge of $1,687. The impaired intangible assets consisted of capitalized license fees related to the Company's toremifene 20 mg program paid under the Orion Supply Agreement and the SERM License Agreement. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2010.

        In 2011 after discontinuing the toremifene 80 mg development program, the Company recorded an impairment charge of $1,598. The impaired intangible asset consisted of capitalized license fees related

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

to the Company's toremifene 80 mg program paid under the Orion Supply Agreement. The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2011.

        The Company's remaining intangible asset, net at December 31, 2012 and 2011 consisted of $181 and $201, respectively, related to the SARM License Agreement.

10.   Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company's net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2012	2011
Deferred income tax assets, net:
Net federal and state operating loss carryforwards	$112,233	$101,777
Research and development credits	9,799	10,921
Share-based compensation	8,852	8,307
Depreciation and amortization	331	1,334
Other, net	328	368

Total deferred tax assets, net.	131,543	122,707

Valuation allowance	(131,543)	(122,707)

Net deferred tax assets and liabilities	$-	$-

        Realization of deferred income tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, due to the Company's history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8,836 in 2012, increased by $13,218 in 2011 and decreased by $3,878 in 2010.

        At December 31, 2012, the Company had net federal operating loss carryforwards of approximately $289,766, which expire from 2018 to 2032 if not utilized. The Company had state operating loss carryforwards of approximately $271,275, which expire from 2013 to 2032 if not utilized. The Company also had research and development credits at December 31, 2012 of approximately $9,799, which expire from 2020 to 2031 if not utilized.

        In January 2013, the American Tax Payer Relief Act ("the Act") was signed into law. The Act reinstated the research and development tax credit retroactively to January 1, 2012, with expiration set for December 31, 2013. The Company's research and development tax credit for 2012 was $1,319 and expires at the end of 2032. As the Company cannot recognize the impact of the tax law change until 2013, the Company has not included the research and development tax credit for 2012 in its schedule of net deferred income tax assets and liabilities shown above.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        Both of the net federal and state operating loss carryforwards include approximately $2,145 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred income tax asset reflected for net federal and state operating loss carryforwards. If utilized, the benefits from these deductions will be recorded as an adjustment to additional paid in capital.

        The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2012, the Company had no unrecognized tax benefits. Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has not yet performed a Section 382 change in control study in order to determine if there is a limitation of its net operating loss carryforwards. Until this study is performed, the Company cannot be certain of the use of these loss carryforwards. Additionally, the Company has not yet conducted an in depth study of its research and development credits, although the Company periodically reviews assumptions in its calculations to reflect its best estimate of expected credit. The Company has reduced the cumulative eligible credit by $1,122 as a result of its review in 2012. An in depth study may result in an increase or decrease to the Company's research and development credits. Until studies are conducted of the Company's net operating loss carryforwards and research and development credits, no amounts are being presented as an uncertain tax position. The Company's net deferred income tax assets have been fully offset by a valuation allowance. Therefore, future changes to the Company's unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company's balance sheet, statement of operations, or cash flows. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

        The Company has recognized the tax effect of discontinued operations in the statements of operations in accordance with the intra-period accounting rules. An offsetting tax benefit or expense is recorded in continuing operations in each year in which tax expense or benefit was recognized for discontinued operations.

11.   Directors' Deferred Compensation Plan

        Non-employee directors may defer all or a portion of their fees under the Company's Directors' Deferred Compensation Plan until termination of their status as directors. Deferrals can be made into a cash account, a stock account, or a combination of both. Stock accounts will be paid out in the form of Company common stock, except that any fractional shares will be paid out in cash valued at the then current market price of the Company's common stock. Cash accounts and stock accounts under the Directors' Deferred Compensation Plan are credited with interest or the value of any cash and stock

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

dividends, respectively. Non-employee directors are fully vested in any amounts that they elect to defer under the Directors' Deferred Compensation Plan.

        For the years ended December 31, 2012, 2011 and 2010, the Company incurred non-employee director fee expense of $237, $260 and $279, respectively, of which $169, $178 and $187 was deferred into stock accounts and will be paid in common stock following separation from service as a director. At December 31, 2012, 175,743 shares of the Company's common stock had been credited to individual director stock accounts under the Directors' Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors' Deferred Compensation Plan.

12.   401(k) Plan

        The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $17.0 for employees under age 50 and $22.5 for employees 50 and older in calendar year 2012. Employee contributions are held in the employees' name and invested by the plan's trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee's contributions to the plan in the amount of $363, $388 and $433 in 2012, 2011 and 2010, respectively.

13.   Commitments and Contingencies

Operating Lease Commitments

        The Company leases laboratory facilities and office space pursuant to a sublease, which is accounted for as an operating lease and expires on December 31, 2014. The Company subleases additional office space under a sublease that is accounted for as an operating lease. This sublease has escalating rent payments and expires on April 30, 2015. Total rent expense under these operating leases was approximately $963, $933 and $1,508 for the years ended December 31, 2012, 2011 and 2010, respectively.

        As of December 31, 2012, annual minimum payments under operating lease arrangements were as follows:

2013	$1,200
2014	1,348
2015	185

Total	$2,733

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.   Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012 Quarters Ended

	March 31	June 30	September 30	December 31
			(a)
Revenues:
Collaboration revenue	$-	$-	$-	$-
Expenses:
Research and development expenses	9,835	9,237	9,764	10,051
General and administrative expenses	2,588	2,400	2,999	2,858

Total expenses	12,423	11,637	12,763	12,909

Loss from operations	(12,423)	(11,637)	(12,763)	(12,909)
Other (expense) income, net	8	53	(47)	(33)

Loss from operations before income taxes	(12,415)	(11,584)	(12,810)	(12,942)
Income tax benefit	381	355	5,812	2,273

Net loss from continuing operations	(12,034)	(11,229)	(6,998)	(10,669)

Income (loss) from discontinued operations before income taxes	1,335	1,203	20,214	(76)
Income tax (expense) benefit	(381)	(355)	(8,115)	30

Net income (loss) from discontinued operations	954	848	12,099	(46)

Net (loss) income	$(11,080)	$(10,381)	$5,101	$(10,715)

Net (loss) income per share — basic and diluted:
Net (loss) income from continuing operations	$(0.19)	$(0.18)	$(0.11)	$(0.17)
Net income from discontinued operations	0.01	0.01	0.19	-

Net (loss) income per share	$(0.18)	$(0.17)	$0.08	$(0.17)

Weighted average shares outstanding:
Basic and diluted	62,798,008	62,805,662	62,815,549	62,817,495

(a) The income tax benefit and income tax expense shown in the table above for the quarter ended September 30, 2012 have been changed from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 to correct immaterial misstatements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	2011 Quarters Ended

	March 31	June 30	September 30	December 31
			(b)
Revenues:
Collaboration revenue	$8,066	$-	$-	$-
Expenses:
Research and development expenses	7,303	7,591	8,181	8,863
General and administrative expenses	3,201	2,977	2,708	3,141

Total expenses	10,504	10,568	10,889	12,004

Loss from operations	(2,438)	(10,568)	(10,889)	(12,004)
Other income, net	302	7	23	66

Loss from operations before income taxes	(2,136)	(10,561)	(10,866)	(11,938)
Income tax benefit	53	264	271	298

Net loss from continuing operations	(2,083)	(10,297)	(10,595)	(11,640)

(Loss) income from discontinued operations before income taxes	(459)	(112)	1,522	1,256
Income tax expense	(53)	(264)	(271)	(298)

Net (loss) income from discontinued operations	(512)	(376)	1,251	958

Net loss	$(2,595)	$(10,673)	$(9,344)	$(10,682)

Net loss per share — basic and diluted:
Net loss from continuing operations	$(0.04)	$(0.20)	$(0.17)	$(0.19)
Net (loss) income from discontinued operations	(0.01)	(0.01)	0.02	0.02

Net loss per share	$(0.05)	$(0.21)	$(0.15)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	51,719,187	51,968,667	62,778,575	62,790,223

(b) The income tax benefit and income tax expense shown in the table above for the quarter ended September 30, 2011 have been changed from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 to correct immaterial misstatements.