Form 10-Q
period 2013-03-31
GTX INC /DE/
filed 2013-05-06
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, 62,939,791 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,136	$48,044
Short-term investments	6,085	8,045
Prepaid expenses and other current assets	1,375	726
Total current assets	43,596	56,815
Property and equipment, net	389	507
Intangible and other assets, net	713	452
Total assets	$44,698	$57,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100	$1,707
Accrued expenses and other current liabilities	7,049	7,788
Total current liabilities	8,149	9,495
Other long-term liabilities	488	578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at both March 31, 2013 and December 31, 2012; 62,893,791 and 62,818,424 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	63	63
Additional paid-in capital	461,829	460,887
Accumulated deficit	(425,831)	(413,249)
Total stockholders’ equity	36,061	47,701
Total liabilities and stockholders’ equity	$44,698	$57,774

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Expenses:
Research and development expenses	$9,614	$9,835
General and administrative expenses	3,023	2,588
Total expenses	12,637	12,423
Loss from operations	(12,637)	(12,423)
Other income, net	55	8
Loss from operations before income taxes	(12,582)	(12,415)
Income tax benefit	—	381
Net loss from continuing operations	(12,582)	(12,034)

Income from discontinued operations before income taxes	—	1,335
Income tax expense	—	(381)
Net income from discontinued operations	—	954

Net loss	$(12,582)	$(11,080)

Net loss per share - basic and diluted:
Net loss from continuing operations	$(0.20)	$(0.19)
Net income from discontinued operations	—	0.01
Net loss per share	$(0.20)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	62,864,140	62,798,008

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,582)	$(11,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	210
Share-based compensation	814	882
Directors’ deferred compensation	42	45
Changes in assets and liabilities:
Prepaid expenses and other assets	(913)	(215)
Accounts payable	(607)	(282)
Accrued expenses and other liabilities	(827)	(70)
Net cash used in operating activities	(13,923)	(10,510)
Cash flows from investing activities:
Purchase of property and equipment	(29)	—
Purchase of short-term investments, held to maturity	(1,225)	(1,960)
Proceeds from maturities of short-term investments, held to maturity	3,185	4,610
Net cash provided by investing activities	1,931	2,650
Cash flows from financing activities:
Payments on capital lease and financed equipment obligations	(2)	(23)
Proceeds from exercise of employee stock options	86	47
Net cash provided by financing activities	84	24
Net decrease in cash and cash equivalents	(11,908)	(7,836)
Cash and cash equivalents, beginning of period	48,044	63,745
Cash and cash equivalents, end of period	$36,136	$55,909

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

The Company is developing selective androgen receptor modulators (“SARMs”), including enobosarm (GTx-024).  SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a hormonal therapy for the treatment of advanced breast cancer.  The Company is conducting two fully enrolled pivotal Phase III clinical trials evaluating enobosarm 3mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  In April 2013, the Company announced that it is initiating a Phase II, open label study evaluating enobosarm 9mg for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their advanced breast cancer.

Additionally, the Company is developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  The Company initiated in the third quarter of 2012 a Phase II clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2013.

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

Research and Development Expenses

Research and development expenses include, but are not limited to, the Company’s expenses for personnel, supplies, and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

and medical affairs activities, quality assurance activities and license fees.  The Company expenses these costs in the period in which they are incurred. The Company estimates its liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon the Company’s estimate of services received and degree of completion of the services in accordance with the specific third party contract

Cash, Cash Equivalents and Short-term Investments

The Company considers highly liquid investments with initial maturities of three months or less to be cash equivalents.

At March 31, 2013 and December 31, 2012, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.  As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.  The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

Income Taxes

The Company has recognized the tax effect of discontinued operations of FARESTON® in the condensed statement of operations for the three months ended March 31, 2012 in accordance with the intra-period accounting rules.  An offsetting tax benefit was recorded in continuing operations as tax expense was recognized for discontinued operations.

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2013 and December 31, 2012, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 10 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses associated with conducting clinical trials in foreign countries, interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.

Discontinued Operations

Effective September 30, 2012, the Company entered into an asset purchase agreement (the “FARESTON® Purchase Agreement”) with Strakan International S.á r.l., an affiliate of ProStrakan Group plc (“ProStrakan”) pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights and certain assets related to FARESTON®.  The Company has accounted for FARESTON® as a discontinued operation.  As a result, revenue, cost of goods sold, and operating expenses related to FARESTON® were excluded from the respective captions in the condensed statement of operations and were included in discontinued operations for the three months ended March 31, 2012.  See Note 4, Discontinued Operations, for further discussion.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

FARESTON® Revenue Recognition

Revenue from product sales of FARESTON® for the three months ended March 31, 2012, which was included in income from discontinued operations before income taxes, was recognized less deductions for estimated sales discounts and sales returns.  Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured.  The Company accounted for rebates to certain governmental agencies as a reduction of product sales.  The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date.  Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retained the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012.  Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At March 31, 2013 and December 31, 2012, the Company’s accrual for product returns, was $1,045 and $1,189, respectively.   Of these amounts, $332 and $370 have been included in “Other long-term liabilities” in the condensed balance sheet at March 31, 2013 and December 31, 2012, respectively, and represents the portion of the Company’s product returns accrual estimated to be payable after one year.  See Note 4, Discontinued Operations, for further discussion.

Reclassification

Certain prior period results have been reclassified to conform to the current period presentation.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2013 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

2.              Share-Based Compensation

Share-based payments include stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Research and development expenses	$342	$519
General and administrative expenses	514	408
Total share-based compensation	$856	$927

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $42 and $45, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended
	March 31,
	2013	2012
Expected price volatility	74.4%	69.1%
Risk-free interest rate	1.1%	1.2%
Weighted average expected life in years	6.5 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	5,382,859	$7.96
Options granted	1,345,150	4.20
Options forfeited or expired	(29,632)	4.58
Options exercised	(29,700)	2.90
Options outstanding at March 31, 2013	6,668,677	7.24

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options.

Weighted average options outstanding to purchase shares of common stock of 6,680,423 and 5,933,153 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculations of diluted loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for the periods.

4.              Discontinued Operations

On September 28, 2012, the Company entered into the FARESTON® Purchase Agreement with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights to FARESTON® and certain assets related thereto.  Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory.  The Company accounted for FARESTON® as a discontinued operation.  The FARESTON® operating income of $1,335 for the three months ended March 31, 2012 was reported as “net income from discontinued operations” in the condensed statement of operations and consisted of net product sales of $1,829 reduced by cost of product sales of $274 and FARESTON® operating expenses of $220.  The Company remains liable for product returns related to sales of FARESTON® made by the Company prior to September 30,

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

2012.  At March 31, 2013 and December 31, 2012, the Company’s accrual for product returns, was $1,045 and $1,189, respectively.

5.              University of Tennessee Research Foundation License Agreement

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•                  the anticipated progress of our research, development and clinical programs, including whether our ongoing clinical trials achieve clinically relevant results;

•                  the timing, scope and anticipated initiation, enrollment and completion of our ongoing clinical trials and any future clinical trials that we may conduct;

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

•                  our ability to market, commercialize and achieve market acceptance for our product candidates;

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

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a hormonal therapy for the treatment of advanced breast cancer.  Our lead SARM product candidate, enobosarm (GTx-024), has to date been evaluated in eight completed clinical trials enrolling approximately 600 subjects, including in a Phase Ib and two Phase II efficacy studies.  Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

We are conducting the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase III clinical trials evaluating enobosarm 3mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  We are conducting these trials in clinical sites in the United States, Europe, Russia and South America.  Each of the pivotal Phase III placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial.  In each of these clinical trials, patients with Stage III or IV non-small cell lung cancer have been randomized to placebo or enobosarm 3 mg at the time they began first line chemotherapy.  The trials are evaluating as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months in those patients who responded at Day 84.

In January 2013, the United States Food and Drug Administration, or FDA, designated enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer as a fast track development program.  Fast track status is a process designed by the FDA to facilitate the development and expedite the review of new drug candidates that are intended to treat serious diseases and have the potential to fill an unmet medical need.  In April 2013, after a pre-specified safety review in subjects enrolled in the two Phase III clinical trials, the independent Data Safety Monitoring Board, or DSMB, determined that the trials could continue as planned.  This was the last review to be conducted by the DSMB until after the data is locked and unblinded for a final assessment of safety data from the two clinical trials.  We currently expect to announce topline data from these pivotal Phase III clinical trials during the third quarter of 2013.  Subject to obtaining positive data from these pivotal Phase III clinical trials and receiving marketing authorization from the appropriate regulatory authorities, we will consider either building a specialized sales and marketing organization to commercialize enobosarm in the United States and/or entering into strategic partnerships or collaborations for the development and commercialization of this product candidate.

SARMs also have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer.  Nonselective steroidal androgens have been used to treat breast cancer; however, the unwanted virilizing side effects have limited their widespread clinical use. We believe that enobosarm, by targeting the androgen receptor in estrogen receptor positive breast cancer, has the potential to provide clinical benefit to women with advanced breast cancer by treating their disease while minimizing the unwanted masculinizing side effects associated with steroidal androgens.  In April 2013, we announced that we are initiating a Phase II, open label study evaluating enobosarm 9 mg for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their advanced breast cancer.  This proof of concept study will enroll 20 women at approximately six clinical sites in the United States.  The women will receive 9 mg of enobosarm once a day until they show evidence of clinical progression or have completed 336 days of treatment. The primary endpoint is clinical benefit, which will be assessed at six months, and is defined as either those women receiving treatment who have demonstrated a complete response (disappearance of all targeted lesions), a partial response (at least a 30% decrease in the sum of the diameters of the targeted lesions) or stable disease (no disease progression from baseline).

Additionally, we are developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT.  We believe GTx-758 has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss, hot flashes and insulin resistance, which are common with current androgen deprivation therapies for prostate cancer.  We also believe that GTx-758 may be effective, in combination with ADT, as a primary treatment of advanced prostate cancer by reducing free testosterone to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

In May 2012, we announced that the FDA had removed its full clinical hold on our Investigational New Drug, or IND, application for GTx-758.  The full clinical hold was placed on our three then ongoing Phase II clinical trials evaluating GTx-758 to treat men with advanced prostate cancer in February 2012 and resulted in the discontinuation of these trials.  The full clinical hold followed our reports to the FDA of venous thromboembolic events (blood clots), or VTEs, in subjects treated with GTx-758 at the doses being studied in those trials (1000 mg and higher per day).  Based upon feedback from the FDA in connection with the removal of the full clinical hold, we initiated in the third quarter of 2012 a Phase II clinical trial to evaluate the safety and efficacy of lower doses of GTx-758 as secondary hormonal therapy in men with metastatic CRPC.

GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, in men with advanced prostate cancer and reduce free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase II open-label clinical trial is the proportion of subjects with a > 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG, total and free testosterone levels and progression free survival in the study subjects.   In addition, the clinical study will evaluate the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes, bone loss, and insulin resistance.  The clinical trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs.  The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the Phase II clinical trial are being enrolled in the GTx-758 125 mg dosing arm.  Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the GTx-758 125 mg dose arm has completed one 30 day cycle of therapy and management decides to continue testing at the next higher dose, enrollment of the next 25 subjects will commence in the GTx-758 250 mg dosing arm.  Similarly, the GTx-758 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms and management decides to continue testing at the next higher dose.

Financial Highlights

Our net loss for the three months ended March 31, 2013 was $12.6 million.  We expect to incur significant net losses in 2013 and for the foreseeable future as we continue our clinical development and research and development activities and seek regulatory approval of our product candidates.  Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and, as a result of the sale of our rights and certain assets related to FARESTON® in the third quarter of 2012, we also currently have no source of revenue.  Our current product candidates, enobosarm and GTx-758, will require significant additional research and development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  We expect that a substantial portion of our efforts and expenditures in the near term will be devoted to enobosarm, which is the subject of ongoing pivotal Phase III clinical trials.  Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  However, we do not expect to obtain FDA approval or any other regulatory approvals to market any of our product candidates, including enobosarm, in the next twelve months, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At March 31, 2013, we had cash, cash equivalents and short-term investments of $42.2 million compared to $56.1 million at December 31, 2012.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, to complete the development of and seek regulatory approval for enobosarm and GTx-758, we will need to obtain substantial additional funding.

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

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm 3mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	Phase III	Fully enrolled and conducting the POWER 1 and POWER 2 pivotal Phase III clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.

Enobosarm 9mg
Androgen receptor positive and estrogen receptor positive advanced breast cancer	SARM	Phase II	Initiating a proof of concept, Phase II, open-label clinical trial of enobosarm for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer.

GTx-758
Secondary hormonal therapy in men with metastatic CRPC	Selective estrogen receptor alpha agonist	Phase II	Initiated a Phase II clinical trial in the third quarter of 2012 for secondary hormonal therapy in men with metastatic CRPC.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Research and development expenses	$342	$519
General and administrative expenses	514	408
Total share-based compensation	$856	$927

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $42,000 and $45,000, respectively.  At March 31, 2013, the total compensation cost related to non-vested awards not yet recognized was approximately $6.9 million with a weighted average expense recognition period of 3.57 years.

Discontinued Operations

Effective September 30, 2012, we completed the sale of FARESTON® and accounted for FARESTON® as a discontinued operation.  As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the condensed statements of operations and have been included in discontinued operations for the three months ended March 31, 2012.

FARESTON® Revenue Recognition

Revenue from product sales of FARESTON® was recognized less deductions for estimated sales discounts and sales returns.  Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured.  We accounted for rebates to certain governmental agencies as a reduction of product sales.  We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date.  Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012.  Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At March 31, 2013 and December 31, 2012, our accrual for product returns, was $1.0 million and $1.2 million, respectively.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended March 31,
Proposed Candidate / Proposed Indication	Program	2013	2012
		(in thousands)
Enobosarm 3 mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	$6,301	$4,930

Capesaris®
Secondary hormonal therapy in men with metastatic CRPC	Selective ER alpha agonist	1,714	3,111

Other research and development		1,599	1,794

Total research and development expenses		$9,614	$9,835

Research and development expenses decreased to $9.6 million for the three months ended March 31, 2013 from $9.8 million for the three months ended March 31, 2012.  Research and development expenses related to enobosarm increased as we continued to conduct the two pivotal Phase III POWER 1 and POWER 2 clinical trials.  This increase was offset by decreased expenses related to GTx-758.  Research and development expenses related to GTx-758 decreased during the three months ended March 31, 2013 as a result of our conducting only one Phase II clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC as compared to the three months ended March 31, 2012 when we were conducting three Phase II clinical trials of GTx-758 to treat men with advanced prostate cancer, each of which trials were discontinued in February 2012.

“Other research and development” expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities.

General and Administrative Expenses

General and administrative expenses increased 17% to $3.0 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012 primarily due to increased legal services related to intellectual property and equity incentive plans.

Discontinued Operations

Income from discontinued operations before income taxes was $1.3 million for the three months ended March 31, 2012 and consisted of net product sales of FARESTON® of $1.8 million reduced by cost of FARESTON® product sales of $274,000 and FARESTON® operating expenses of $220,000.

Liquidity and Capital Resources

At March 31, 2013, we had cash, cash equivalents and short-term investments of $42.2 million, compared to $56.1 million at December 31, 2012.  Net cash used in operating activities was $13.9 million and $10.5 million for the three months ended March 31, 2013 and 2012, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2013 and resulted primarily from the maturities of short-term investments of $3.2 million offset by the purchase of short-term investments of $1.2 million.  Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2012 and resulted from the maturities of short-term investments of $4.6 million partially offset by the purchase of short-term investments of $2.0 million.

Net cash provided by financing activities was $84,000 for the three months ended March 31, 2013 and reflects proceeds from the exercise of employee stock options partially offset by payments on capital lease obligations.  Net cash provided by financing activities was $24,000 for the three months ended March 31, 2012 and was provided primarily from proceeds from the exercise of employee stock options partially offset by payments on capital lease and financed equipment obligations.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, to complete the development of and seek regulatory approval for enobosarm and GTx-758, we will need to obtain substantial additional funding.

Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities.  Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and any future clinical trials of enobosarm and GTx-758;

•                  the terms and timing of any potential collaborative, licensing and other arrangements that we may establish;

•                  the decision to initiate development of new potential medicines from our research and discovery activities;

•                  the amount and timing of any license fees, milestone payments and royalty payments from potential collaborators, if any;

•                  future clinical trial results;

•                  the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•                  the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•                  the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or any potential collaborators may develop;

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs.  If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash.  Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.   To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  To the extent we raise additional funds through potential collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the outcomes of ongoing and potential clinical trials of enobosarm and GTx-758, uncertainty regarding our financial condition and/or current economic conditions, including the effects of, disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2013.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of March 31, 2013, we had an accumulated deficit of $425.8 million. Our net loss for the three months ended March 31, 2013 was $12.6 million. We expect to incur significant net losses in 2013 and for the foreseeable future as we continue our clinical development and research and development activities and seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional research and development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  We expect that a substantial portion of our efforts and expenditures in the near term will be devoted to enobosarm, which is the subject of ongoing pivotal Phase III clinical trials.  Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  However, we do not expect to obtain FDA approval or any other regulatory approvals to market any of our product candidates, including enobosarm, in the next twelve months, and it is possible that none of our product candidates will ever receive any regulatory approvals.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators.  We also previously recognized product revenue from the sale of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and as a result of the sale of our rights and certain assets related to FARESTON®, we also currently have no sources of revenue.  If we and/or any potential collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or is eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.

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

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, to complete the development of and seek regulatory approval for enobosarm and GTx-758, we will need to obtain substantial additional funding.  Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress and cost of our clinical trials and other research and development activities, including our ongoing and any future clinical trials of enobosarm and GTx-758;

•                  the terms and timing of any potential collaborative, licensing and other arrangements that we may establish;

•                  the decision to initiate development of new potential medicines from our research and discovery activities;

•                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

•                  future clinical trial results;

•                  the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•                  the cost and timing of establishing medical education, sales, marketing and distribution capabilities;

•                  the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or any potential collaborators may develop;

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

To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the outcomes of ongoing and planned clinical trials of enobosarm and GTx-758, uncertainty regarding our financial condition and/or current economic conditions, including the effects of, disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

Risks Related to Development of Product Candidates

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

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

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether potential clinical trials will begin on time, or whether ongoing clinical trials will need to be restructured or will be completed on schedule, if at all.  We or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

•                  regulators or institutional review boards may not authorize us or any potential collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or we may experience substantial delays in obtaining these authorizations;

•                  preclinical or clinical trials may produce negative or inconclusive results, which may require us or any potential collaborators to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•                  even if preclinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require us to conduct unanticipated additional clinical trials;

•                  registration or enrollment in clinical trials may be slower than we anticipate, resulting in significant delays or study terminations;

•                  we or any potential collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•                  regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•                  our product candidates may not have the desired effects or may include undesirable side effects.

If any of these events were to occur and, as a result, we or any potential collaborators have significant delays in or termination of clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would materially and adversely impact our business, financial condition and growth prospects.

If we or any potential collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

In three Phase II clinical trials of GTx-758, which we discontinued in February 2012, we observed venous thromboembolic events, or blood clots, in subjects treated with GTx-758 at the doses being studied in the trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®.  In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758.  In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758.  In the third quarter of 2012, we initiated a Phase II clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC.  Although our current Phase II clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase II clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the current Phase II clinical trial. Our ability to develop GTx-758 as an effective secondary hormonal therapy for men with metastatic CRPC or, potentially, as a primary treatment for advanced prostate cancer used in combination with ADT is dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations.  If an unacceptable incidence of venous thromboembolic events or other adverse events are observed in our current Phase II clinical trial of GTx-758, we may be required to abandon our development of GTx-758, in which case, we would not receive any return on our investment in that product candidate.

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

If the incidence of serious or other adverse events related to our product candidates increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we or any potential collaborators may conduct in the future or after any of our product candidates are approved and marketed:

•                  we or any potential collaborators may be required to conduct additional preclinical or clinical trials, make changes in the labeling of any such approved products, reformulate any such products, or implement changes to or obtain new approvals of our contractors’ manufacturing facilities;

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

Dependence on collaborative arrangements subjects us to a number of risks, including:

•                  we may not be able to control the amount and timing of resources that our potential collaborators may devote to our product candidates;

•                  potential collaborations may experience financial difficulties or changes in business focus;

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

We rely on third-party vendors for the manufacture of enobosarm drug substance.  If our supply of enobosarm becomes unusable or if the contract manufacturers that we are currently utilizing to meet our supply needs for enobosarm or any future SARM product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of enobosarm or any future SARM product candidates. In addition, we rely on third-party contractors for the manufacture of GTx-758 drug substance. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If our suppliers fail to meet our requirements for GTx-758, enobosarm or any future product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of these product candidates.

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

If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we and/or our potential collaborators may develop may compete with other product candidates and products for access to manufacturing facilities.

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

As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•                  be prohibited from selling or licensing any product that we and/or any potential collaborators may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

•                  be required to pay substantial royalties or other amounts, or grant a cross license to our patents to another patent holder; or

•                  be required to redesign the formulation of a product candidate so that it does not infringe, which may not be possible or could require substantial funds and time.

Risks Related to Regulatory Approval of Our Product Candidates

If we or any potential collaborators are not able to obtain required regulatory approvals, we or such collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us or any potential collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA or any other regulatory approvals to market any of our product candidates in the next twelve months, if at all. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, on July 9, 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act (FDASIA) that, among other things, reauthorizes the Prescription Drug User Fee Act, or PDUFA, for an additional five years.  FDASIA incorporates new FDA performance goals that effectively extend by two months the time period in which the FDA is expected to review and approve certain NDAs.  Although the FDA has stated that it expects to meet PDUFA’s updated timing goals, it has in the past provided its managers discretion to miss them due to heightened agency workload or understaffing in the review divisions; accordingly, it remains unclear whether and to what extent the FDA will adhere to PDUFA timing goals in the future. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, which was enacted in September 2007, expands the FDA’s authority to regulate drugs throughout the product life cycle, including enhanced authority to require post-approval studies and clinical trials. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. This legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us or our potential collaborators to obtain approval of our product candidates. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. While we have met with the FDA to discuss the development program and required endpoints to obtain approval of enobosarm, there can be no assurance that the FDA will ultimately determine that data from our current pivotal Phase III clinical trials of enobosarm will be sufficient for approval of this product candidate. Additionally, there can be no assurance that the FDA will determine that the data from our ongoing clinical trial or future clinical trials of GTx-758 will be sufficient for approval of this product candidate in any indication.  For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential clinical trials of enobosarm or GTx-758, which could require us to abandon the development of the affected product candidate.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate.  Even if we submit an application to the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development in the next twelve months, if at all. The inability to obtain FDA approval or approval from comparable authorities in other countries for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 5, 2013, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

The “fast track” designation for development of any of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product candidate will receive regulatory approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although we have obtained a fast track designation from the FDA for enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that enobosarm will receive any regulatory approvals.

Risks Related to Commercialization

The commercial success of any products that we and/or any potential collaborators may develop will depend upon the market and the degree of market acceptance among physicians, patients, health care payors and the medical community.

Any products that we and/or any potential collaborators may develop may not gain market acceptance among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we and/or any potential collaborators are unable to obtain reimbursement or experience a reduction in reimbursement from third-party payors for products we sell, our revenues and prospects for profitability will suffer.

Sales of products developed by us and/or any potential collaborators are dependent on the availability and extent of reimbursement from third-party payors. Changes in the reimbursement policies of these third-party payors that reduce reimbursements for any products that we and/or any potential collaborators may develop and sell could negatively impact our future operating and financial results.

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

Pharmaceutical manufacturers and importers of brand name prescription drugs are assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, made in the preceding year if such sales exceed a defined threshold.  Since 2011, manufacturers have been required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within a gap that exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”).

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

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs.  State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization for use of drugs where supplemental rebates are not provided.  Private health insurers and managed care plans are likely to continue challenging the prices charged for medical products and services, and many of these third-party payors may limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we and/or any potential collaborators may develop or sell. These cost-control initiatives could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

Similar cost containment initiatives exist in countries outside of the United States, particularly in the countries of the European Union, where the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us or any potential collaborators to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or a potential collaborators’ commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recently budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates.  If budget pressures continue, governments may implement additional cost containment measures.  Cost-control initiatives could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

Another development that could affect the pricing of drugs would be if the Secretary of Health and Human Services allowed drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including from countries where the drugs are sold at a lower price than in the United States. If the circumstances were met and the Secretary exercised the discretion to allow for the direct reimportation of drugs, it could decrease the price we or any potential collaborators receive for any products that we and/or any potential collaborators may develop, negatively affecting our revenues and prospects for profitability.

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

If our competitors are better able to develop and market products than any products that we and/or any potential collaborators may develop, our commercial opportunity will be reduced or eliminated.*

We face competition from commercial pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we and/or any potential collaborators may develop. Competition could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate meaningful revenue and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

Various products are currently marketed or used off-label for some of the diseases and conditions that we are targeting in our pipeline, and a number of companies are or may be developing new treatments. These product uses, as well as promotional efforts by competitors and/or clinical trial results of competitive products, could significantly diminish any ability to market and sell any products that we and/or any potential collaborators may develop.

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

We are developing GTx-758 for secondary hormonal therapy in men with metastatic CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758.  Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer.  Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel. Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC prior in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic castrate resistant prostate cancer prior to chemotherapy and post docetaxel.  GTx-758 is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.  Aragon Pharmaceuticals has developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase II studies in men with progressive, advanced prostate cancer.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  delays in the initiation, enrollment or completion of our ongoing clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing clinical trials of enobosarm and GTx-758;

•                  reports of unacceptable incidences of adverse events observed in any of our ongoing clinical trials of enobosarm and GTx-758;

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

•                  the timing of achievement of, or failure to achieve, our and any potential collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

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

•                  introductions or announcements of technological innovations or new products by us, our potential collaborators, or our competitors, and the timing of these introductions or announcements;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of March 31, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2013, the average daily trading volume of our common stock on The NASDAQ Global Market was 148,675 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2013, we had 62,893,791 shares of common stock outstanding.

Moreover, J.R. Hyde, III, our largest stockholder, and certain of his affiliates, have rights, subject to some conditions, to require us to file registration statements covering the approximately 7.9 million shares of common stock held in the aggregate which are subject to registration rights or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

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

GTx, Inc.

Date: May 6, 2013	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and Oracle Partners, L.P. dated August 7, 2003	S-1	333-109700	4.3	10/15/2003

4.4	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.5	Consent, Waiver and Amendment between the Registrant and Oracle Partners, L.P., Oracle Investment Management, Inc. and Oracle Institutional Partners, L.P. dated November 29, 2007	S-3	333-148321	4.5	12/26/2007

4.6	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

10.1	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mitchell S. Steiner, M.D.	10-K	000-50549	10.19	03/05/2013

10.2	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Marc S. Hanover	10-K	000-50549	10.20	03/05/2013

10.3	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mark E. Mosteller	10-K	000-50549	10.21	03/05/2013

10.4	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell	10-K	000-50549	10.22	03/05/2013

10.5	Amended and Restated Employment Agreement dated February 14, 2013 between Registrant and James T. Dalton	10-K	000-50549	10.23	03/05/2013

10.6	2013 Compensation Information for Registrant’s Executive Officers	10-K	000-50549	10.26	03/05/2013

10.7	GTx, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective February 14, 2013	10-K	000-50549	10.28	03/05/2013

10.8	Non-Employee Director Compensation Policy of GTx, Inc., effective February 14, 2013	10-K	000-50549	10.30	03/05/2013

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+                 Filed herewith

(1)      This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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