Form 10-Q
period 2013-06-30
GTX INC /DE/
filed 2013-07-22
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 17, 2013, 63,185,389 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,252	$48,044
Short-term investments	3,390	8,045
Prepaid expenses and other current assets	1,002	726
Total current assets	32,644	56,815
Property and equipment, net	285	507
Intangible and other assets, net	562	452
Total assets	$33,491	$57,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796	$1,707
Accrued expenses and other current liabilities	6,503	7,788
Total current liabilities	8,299	9,495
Other long-term liabilities	436	578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at both June 30, 2013 and December 31, 2012; 63,110,430 and 62,818,424 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	63	63
Additional paid-in capital	463,326	460,887
Accumulated deficit	(438,633)	(413,249)
Total stockholders’ equity	24,756	47,701
Total liabilities and stockholders’ equity	$33,491	$57,774

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Expenses:
Research and development expenses	$10,139	$9,237	$19,753	$19,072
General and administrative expenses	2,684	2,400	5,707	4,988
Total expenses	12,823	11,637	25,460	24,060
Loss from operations	(12,823)	(11,637)	(25,460)	(24,060)
Other income, net	21	53	76	61
Loss from operations before income taxes	(12,802)	(11,584)	(25,384)	(23,999)
Income tax benefit	—	355	—	736
Net loss from continuing operations	(12,802)	(11,229)	(25,384)	(23,263)

Income from discontinued operations before income taxes	—	1,203	—	2,538
Income tax expense	—	(355)	—	(736)
Net income from discontinued operations	—	848	—	1,802

Net loss	$(12,802)	$(10,381)	$(25,384)	$(21,461)

Net loss per share - basic and diluted:
Net loss from continuing operations	$(0.20)	$(0.18)	$(0.40)	$(0.37)
Net income from discontinued operations	—	0.01	—	0.03
Net loss per share	$(0.20)	$(0.17)	$(0.40)	$(0.34)

Weighted average shares outstanding:
Basic and diluted	62,994,771	62,805,662	62,929,816	62,801,835

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,384)	$(21,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	413
Share-based compensation	1,496	1,125
Directors’ deferred compensation	74	88
Changes in assets and liabilities:
Prepaid expenses and other assets	(394)	231
Accounts payable	89	243
Accrued expenses and other liabilities	(1,423)	917
Net cash used in operating activities	(25,280)	(18,444)
Cash flows from investing activities:
Purchase of property and equipment	(32)	(86)
Purchase of short-term investments, held to maturity	(1,225)	(4,730)
Proceeds from maturities of short-term investments, held to maturity	5,880	6,815
Net cash provided by investing activities	4,623	1,999
Cash flows from financing activities:
Payments on capital lease and financed equipment obligations	(4)	(44)
Proceeds from exercise of employee stock options	869	63
Net cash provided by financing activities	865	19
Net decrease in cash and cash equivalents	(19,792)	(16,426)
Cash and cash equivalents, beginning of period	48,044	63,745
Cash and cash equivalents, end of period	$28,252	$47,319

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a hormonal therapy for the treatment of advanced breast cancer.  The Company is conducting two fully enrolled pivotal Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  The last patients completed these pivotal Phase 3 clinical trials in May 2013.  The vital status (survival) of patients participating in the trials will continue to be periodically monitored in accordance with the clinical trial protocols.  The Company plans to announce topline data from these pivotal Phase 3 clinical trials during the third quarter of 2013.

In the second quarter of 2013, the Company initiated a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their advanced breast cancer.  Additionally, the Company is developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  The Company initiated in the third quarter of 2012 a Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic castration resistant prostate cancer.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2013.

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

At June 30, 2013 and December 31, 2012, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.  As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.  The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2013 and December 31, 2012, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 10 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has recognized the tax effect of discontinued operations of FARESTON® (see Note 4, Discontinued Operations) in the condensed statement of operations for the three and six months ended June 30, 2012 in accordance with the intra-period accounting rules.  An offsetting tax benefit was recorded in continuing operations as tax expense was recognized for discontinued operations.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses associated with conducting clinical trials in foreign countries, interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.

Discontinued Operations

Effective September 30, 2012, the Company entered into an asset purchase agreement (the “FARESTON® Purchase Agreement”) with Strakan International S.á r.l., an affiliate of ProStrakan Group plc (“ProStrakan”) pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights and

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

certain assets related to FARESTON®.  The Company has accounted for FARESTON® as a discontinued operation.  As a result, revenue, cost of goods sold, and operating expenses related to FARESTON® were excluded from the respective captions in the condensed statement of operations and were included in discontinued operations for the three and six months ended June 30, 2012.  See Note 4, Discontinued Operations, for further discussion.

FARESTON® Revenue Recognition

Revenue from product sales of FARESTON® for the three and six months ended June 30, 2012, which was included in income from discontinued operations before income taxes, was recognized less deductions for estimated sales discounts and sales returns.  Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured.  The Company accounted for rebates to certain governmental agencies as a reduction of product sales.  The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date.  Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retained the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012.  Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At June 30, 2013 and December 31, 2012, the Company’s accrual for product returns, was $1,045 and $1,189, respectively.   Of these amounts, $332 and $370 have been included in “Other long-term liabilities” in the condensed balance sheet at June 30, 2013 and December 31, 2012, respectively, and represents the portion of the Company’s product returns accrual estimated to be payable after one year.  See Note 4, Discontinued Operations, for further discussion.

Reclassification

Certain prior period results have been reclassified to conform to the current period presentation.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2013 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

On May 2, 2013, the Company’s stockholders approved the GTx, Inc. 2013 Equity Incentive Plan (the “2013 EIP”) and the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan (the “2013 NEDEIP”), which became effective on that date. The 2013 EIP is the successor to the Company’s 2004 Equity Incentive Plan (the “2004 EIP”), and the 2013 NEDEIP is the successor to the Company’s Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan (the “2004 NEDSOP”).  The total number of shares of the Company’s common stock available for issuance under the 2013 EIP was initially 4,208,157 shares plus up to an additional 6,093,559 shares subject to outstanding awards granted under the 2004 EIP and each of the Genotherapeutics, Inc. Stock Option Plan, the GTx, Inc. 2000 Stock Option Plan, the GTx, Inc. 2001 Stock Option Plan and the GTx, Inc. 2002 Stock Option Plan (collectively, the “Prior Plans”) that, from and after the effective date of the 2013 EIP, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to vest in those shares or are otherwise returned to the 2013 EIP share reserve pursuant to the terms of the plan. In addition, the shares of the Company’s common stock available for issuance under the 2013 EIP will automatically increase on January 1st of each year, for ten years, commencing on January 1, 2014, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

December 31 of the preceding calendar year, or such lesser (or no) amount as may be approved by the Company’s Board of Directors. The total number of shares of the Company’s common stock available for issuance under the 2013 NEDEIP was initially 404,000 shares plus up to an additional 449,667 shares subject to outstanding awards granted under the 2004 NEDSOP that, from and after the effective date of the 2013 NEDEIP, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to vest in those shares or are otherwise returned to the 2013 NEDEIP share reserve pursuant to the terms of the plan. In addition, the shares of the Company’s common stock available for issuance under the 2013 NEDEIP will automatically increase on January 1st of each year, for ten years, commencing on January 1, 2014, in an amount equal to the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, or such lesser (or no) amount as may be approved by the Company’s Board of Directors. From and after the effective date of 2013 EIP and the 2013 NEDEIP, no further awards will be made under the Prior Plans and the 2004 NEDSOP. Stock options previously granted under the Prior Plans and the 2004 NEDSOP continue to be governed by the terms of the applicable plan.  For more information on the terms of stock options granted to employees and directors, see Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,  2012.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses	$353	$(158)	$695	$361
General and administrative expenses	361	444	875	852
Total share-based compensation	$714	$286	$1,570	$1,213

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $32 and $43, respectively.  Share-based compensation expense recorded as general and administrative expense for the six months ended June 30, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $74 and $88, respectively.  Share-based compensation expense recorded as research and development expense for the three and six months ended June 30, 2012 was offset by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the three months ended June 30, 2012.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected price volatility	75.7%	75.0%	74.5%	69.5%
Risk-free interest rate	1.0%	1.3%	1.1%	1.2%
Weighted average expected life in years	6.0 years	6.0 years	6.5 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	5,382,859	$7.96
Options granted	1,456,700	4.24
Options forfeited or expired	(258,818)	9.00
Options exercised	(246,339)	3.53
Options outstanding at June 30, 2013	6,334,402	7.24

3.                Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options.

Weighted average options outstanding to purchase shares of common stock of 6,488,055 and 5,580,340 for the three months ended June 30, 2013 and 2012, respectively, and 6,583,708 and 5,756,748 for the six months ended June 30, 2013 and 2012, respectively, were excluded from the calculations of diluted loss per share as inclusion of the options would have had an anti-dilutive effect on the net loss per share for these periods.

4.              Discontinued Operations

On September 28, 2012, the Company entered into the FARESTON® Purchase Agreement with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights to FARESTON® and certain assets related thereto.  Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory.  The Company accounted for FARESTON® as a discontinued operation.  The FARESTON® operating income of $1,203 and $2,538 for the three and six months ended June 30, 2012, respectively, was reported as income from discontinued operations in the condensed statement of operations.  For the three months ended June 30, 2012, income from discontinued operations consisted of net product sales of $1,639 reduced by cost of product sales of $245 and FARESTON® operating expenses of $191.  For the six months ended June 30, 2012, income from discontinued operations consisted of net product sales of $3,468 reduced by cost of product sales of $519 and FARESTON® operating expenses of $411.  The Company remains liable for product returns related to sales of FARESTON® made by the Company prior to September 30, 2012.  At June 30, 2013 and December 31, 2012, the Company’s accrual for product returns, was $1,045 and $1,189, respectively.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•                  the anticipated progress of our research, development and clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;

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

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a hormonal therapy for the treatment of advanced breast cancer.  Our lead SARM product candidate, enobosarm (GTx-024), has to date been evaluated in eight completed clinical trials enrolling approximately 600 subjects, including in a Phase 1b and two Phase 2 efficacy studies.  Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

We are conducting the POWER 1 and POWER 2 (Prevention and treatment Of muscle Wasting in patients with cancER) pivotal Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  We are conducting these trials in clinical sites in the United States, Europe, Russia and South America.  Each of the pivotal Phase 3 placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial.  In each of these clinical trials, patients with Stage III or IV non-small cell lung cancer were randomized to placebo or enobosarm 3 mg at the time they began first line chemotherapy.  The last patients completed these pivotal Phase 3 clinical trials in May 2013.  The vital status (survival) of patients participating in the trials will continue to be periodically monitored in accordance with the clinical trial protocols.  The trials are evaluating as coprimary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect is being assessed as a secondary endpoint at five months in those patients who responded at Day 84.

In January 2013, the United States Food and Drug Administration, or FDA, designated enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer as a fast track development program.  Fast track status is a process designed by the FDA to facilitate the development and expedite the review of a new drug candidate that is intended to treat a serious or life-threatening condition and has the potential to fill an unmet medical need for that condition.  In April 2013, after a pre-specified safety review in subjects enrolled in the two Phase 3 clinical trials, the independent Data Safety Monitoring Board, or DSMB, determined that the trials could continue as planned.  This was the last review to be conducted by the DSMB until after the data is locked and unblinded for a final assessment of safety data from the two clinical trials.  We plan to announce topline data from these pivotal Phase 3 clinical trials during the third quarter of 2013.  Subject to obtaining positive data from these pivotal Phase 3 clinical trials and receiving marketing authorization from the appropriate regulatory authorities, we will consider either building a specialized sales and marketing organization to commercialize enobosarm in the United States and/or entering into strategic partnerships or collaborations for the development and commercialization of this product candidate.

SARMs also have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer.  Nonselective steroidal androgens have been used to treat breast cancer; however, the unwanted virilizing side effects have limited their widespread clinical use. We believe that enobosarm, by targeting the androgen receptor in estrogen receptor positive breast cancer, has the potential to provide clinical benefit to women with advanced breast cancer by treating their disease while minimizing the unwanted masculinizing side effects associated with steroidal androgens.  In the second quarter of 2013, we initiated a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their advanced breast cancer.  This proof of concept study will enroll 20 women at approximately six clinical sites in the United States.  The women will receive 9 mg of enobosarm once a day until they show evidence of clinical progression or have completed 336 days of treatment. The primary endpoint is clinical benefit, which will be assessed at six months, and is defined as either those women receiving treatment who have demonstrated a complete response (disappearance of all targeted lesions), a partial response (at least a 30% decrease in the sum of the diameters of the targeted lesions) or stable disease (no disease progression from baseline).

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

In May 2012, we announced that the FDA had removed its full clinical hold on our Investigational New Drug, or IND, application for GTx-758.  The full clinical hold was placed on our three then ongoing Phase 2 clinical trials evaluating GTx-758 to treat men with advanced prostate cancer in February 2012 and resulted in the discontinuation of these trials.  The full clinical hold followed our reports to the FDA of venous thromboembolic events (blood clots), or VTEs, in subjects treated with GTx-758 at the doses being studied in those trials (1000 mg and higher per day).  Based upon feedback from the FDA in connection with the removal of the full clinical hold, we initiated in the third quarter of 2012 a Phase 2 clinical trial to evaluate the safety and efficacy of lower doses of GTx-758 as secondary hormonal therapy in men with metastatic CRPC.

GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, in men with advanced prostate cancer and reduce free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 open-label clinical trial is the proportion of subjects with a > 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG, total and free testosterone levels and progression free survival in the study subjects.   In addition, the clinical study will evaluate the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes, bone loss, and insulin resistance.  The clinical trial requires subjects to continue receiving their ADT treatment, which will allow us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs.  The trial design provides for 75 total subjects, with three sequential dosing arms. The first 25 subjects in the Phase 2 clinical trial are being enrolled in the GTx-758 125 mg dosing arm.  Assuming that an acceptable incidence of VTEs has been observed when the last subject enrolled in the GTx-758 125 mg dose arm has completed one 30 day cycle of therapy and management decides to continue testing at the next higher dose, enrollment of the next 25 subjects will commence in the GTx-758 250 mg dosing arm.  Similarly, the GTx-758 500 mg dosing arm will commence enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm has completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms and management decides to continue testing at the next higher dose.

Financial Highlights

Our net loss for the six months ended June 30, 2013 was $25.4 million.  We expect to incur significant net losses in 2013 and for the foreseeable future as we continue our clinical development and research and development activities and potentially seek regulatory approval of our product candidates.  Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and, as a result of the sale of our rights and certain assets related to FARESTON® in the third quarter of 2012, we also currently have no source of revenue.  Our current product candidates, enobosarm and GTx-758, will require significant additional research and development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  We expect that a substantial portion of our efforts and expenditures in the near term will be devoted to enobosarm, which is the subject of two ongoing pivotal Phase 3 clinical trials.  Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  However, we do not expect to obtain FDA approval or any other regulatory approvals to market any of our product candidates, including enobosarm, in the next twelve months, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At June 30, 2013, we had cash, cash equivalents and short-term investments of $31.6 million compared to $56.1 million at December 31, 2012.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In addition, while we believe that, based on our current estimates of clinical trial expenditures and enrollment status, our existing capital resources are adequate to complete all of our ongoing clinical trials of enobosarm and GTx-758, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates.  In any event, we need to raise substantial additional funding in the near term in order to fund our operations, to conduct any additional clinical trials of enobosarm and GTx-758, if the data from our pivotal Phase 3 clinical trials evaluating enobosarm are positive, to seek regulatory approval of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, and to commercialize enobosarm if approved.  If adequate funds are not available to us in the near term, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective estrogen receptor alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.  We do not currently have any commitments for future external funding.

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

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm 3 mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	Phase 3

Topline data from the POWER 1 and POWER 2 pivotal Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer expected to be announced in the third quarter of 2013.

Enobosarm 9 mg
Treatment of women with androgen receptor positive and estrogen receptor positive advanced breast cancer	SARM	Phase 2

Initiated a proof of concept, Phase 2, open-label clinical trial of enobosarm for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in the second quarter of 2013.

GTx-758
Secondary hormonal therapy in men with metastatic CRPC	Selective estrogen receptor alpha agonist	Phase 2	Phase 2 clinical trial for secondary hormonal therapy in men with metastatic CRPC is ongoing.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements as well as the reported revenues and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, income taxes, share-based compensation, long-term service contracts and other contingencies.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Research and development expenses	$353	$(158)	$695	$361
General and administrative expenses	361	444	875	852
Total share-based compensation	$714	$286	$1,570	$1,213

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $32,000 and $43,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the six months ended June 30, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $74,000 and $88,000, respectively.  Share-based compensation expense recorded as research and development expense for the three and six months ended June 30, 2012 was offset by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the three months ended June 30, 2012.  At June 30, 2013, the total compensation cost related to non-vested awards not yet recognized was approximately $6.4 million with a weighted average expense recognition period of 3.37 years.

Discontinued Operations

Effective September 30, 2012, we completed the sale of FARESTON® and have accounted for FARESTON® as a discontinued operation.  As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the condensed statements of operations and have been included in discontinued operations for the three and six months ended June 30, 2012.

FARESTON® Revenue Recognition

Revenue from product sales of FARESTON®, which is included in net income from discontinued operations for the three and six months ended June 30, 2012, was recognized less deductions for estimated sales discounts and sales returns.  Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured.  We accounted for rebates to certain governmental agencies as a reduction of product sales.  We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date.  Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012.  Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At June 30, 2013 and December 31, 2012, our accrual for product returns, was $1.0 million and $1.2 million, respectively.

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended June 30,		Six Months Ended June 30,
Proposed Candidate / Proposed Indication	Program	2013	2012	2013	2012
		(in thousands)
Enobosarm	SARM
3 mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer		$6,445	$6,179	$12,423	$11,109

Enobosarm	SARM
9 mg
Treatment of women with androgen receptor positive and estrogen receptor positive advanced breast cancer		628	—	951	—

GTx-758 Secondary hormonal therapy in men with metastatic CRPC	Selective ER alpha agonist	1,368	1,129	3,082	4,240

Other research and development		1,698	1,929	3,297	3,723

Total research and development expenses		$10,139	$9,237	$19,753	$19,072

Research and development expenses increased to $10.1 million for the three months ended June 30, 2013 from $9.2 million for the three months ended June 30, 2012.  Research and development expenses increased to $19.8 million for the six months ended June 30, 2013 from $19.1 million for the six months ended June 30, 2012.

For both the three months and six months ended June 30, 2013 compared to the respective prior comparable periods, research and development expenses related to enobosarm increased as we continued to conduct the two pivotal Phase 3 POWER 1 and POWER 2 clinical trials for enobosarm 3 mg that were fully enrolled in the fourth quarter of 2012, and initiated in the second quarter of 2013, a Phase 2 clinical trial evaluating enobosarm 9 mg for the treatment of androgen receptor positive and estrogen receptor positive advanced breast cancer in women who have previously responded to hormonal therapy for the treatment of their advanced breast cancer.

Additionally, research and development expenses for the three months ended June 30, 2013 related to GTx-758 increased as compared to the three months ended June 30, 2012.  During the three months ended June 30, 2013, we were conducting our ongoing Phase 2 clinical trial evaluating GTx-758 as secondary hormonal therapy in men with metastatic CRPC, which was initiated in the third quarter of 2012.  In the first quarter of 2012, we discontinued our three Phase 2 clinical trials of GTx-758 to treat men with advanced prostate cancer.  Research and development expenses for the six months ended June 30, 2013 related to GTx-758 decreased from the six months ended June 30, 2012 due to expenses incurred in 2012 related to the three Phase 2 clinical trials of GTx-758 that were discontinued.

“Other research and development” expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities.

General and Administrative Expenses

General and administrative expenses increased 12% to $2.7 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012 due to increased legal costs related primarily to intellectual property activities.

General and administrative expenses increased 14% to $5.7 million for the six months ended June 30, 2013 from $5.0 million for the six months ended June 30, 2012 primarily due to increased legal costs related to intellectual property activities and the preparation of new equity incentive plans.

Discontinued Operations

Income from discontinued operations before income taxes was $1.2 million for the three months ended June 30, 2012 and consisted of net product sales of FARESTON® of $1.6 million reduced by cost of FARESTON® product sales of $245,000 and FARESTON® operating expenses of $191,000.

Income from discontinued operations before income taxes was $2.5 million for the six months ended June 30, 2012 and consisted of net product sales of FARESTON® of $3.5 million reduced by cost of FARESTON® product sales of $519,000 and FARESTON® operating expenses of $411,000.

Liquidity and Capital Resources

At June 30, 2013, we had cash, cash equivalents and short-term investments of $31.6 million, compared to $56.1 million at December 31, 2012.  Net cash used in operating activities was $25.3 million and $18.4 million for the six months ended June 30, 2013 and 2012, respectively.

Net cash provided by investing activities was $4.6 million for the six months ended June 30, 2013 and resulted primarily from the maturities of short-term investments of $5.9 million offset by the purchase of short-term investments of $1.2 million.  Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2012 and resulted primarily from the maturities of short-term investments of $6.8 million offset by the purchase of short-term investments of $4.7 million.

Net cash provided by financing activities was $865,000 for the six months ended June 30, 2013 and reflects proceeds from the exercise of employee stock options of $869,000 partially offset by payments on capital lease obligations of $4,000.  Net cash provided by financing activities was $19,000 for the six months ended June 30, 2012 and was provided primarily from proceeds from the exercise of employee stock options of $63,000 partially offset by payments on capital lease and financed equipment obligations of $44,000.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In addition, while we believe that, based on our current estimates of clinical trial expenditures and enrollment status, our existing capital resources are adequate to complete all of our ongoing clinical trials of enobosarm and GTx-758, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates.  In any event, we need to raise substantial additional funding in the near term in order to fund our operations, to conduct any additional clinical trials of enobosarm and GTx-758, if the data from our pivotal Phase 3 clinical trials evaluating enobosarm are positive, to seek regulatory approval of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, and to commercialize enobosarm if approved.

Our estimate of the period of time through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development and potential commercialization activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials, other research and development activities, and potential commercialization activities.  Our future funding requirements will depend on many factors, including:

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In June 2011, we announced a workforce reduction of approximately 15% in order to reduce our operating expenses relating to our discontinued toremifene development programs.  If we are unable to raise additional funds in the near term, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash.  Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  To the extent we raise additional funds through potential collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted, perhaps significantly, by the outcomes of ongoing clinical trials of enobosarm and GTx-758, uncertainty regarding our financial condition and the sufficiency of our capital resources and/or current economic conditions, including the effects of, disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available to us in the near term, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2013, we had an accumulated deficit of $438.6 million. Our net loss for the six months ended June 30, 2013 was $25.4 million. We expect to incur significant net losses in 2013 and for the foreseeable future as we continue our clinical development and research and development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional research and development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  We expect that a substantial portion of our efforts and expenditures in the near term will be devoted to enobosarm, which is the subject of two ongoing pivotal Phase 3 clinical trials.  Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.  However, we do not expect to obtain FDA approval or any other regulatory approvals to market any of our product candidates, including enobosarm, in the next twelve months, and it is possible that none of our product candidates will ever receive any regulatory approvals.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have financed our operations and internal growth primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators.  We also previously recognized product revenue from the sale of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and as a result of the sale of our rights and certain assets related to FARESTON®, we also currently have no sources of revenue.  While we believe that, based on our current estimates of clinical trial expenditures and enrollment status, our existing capital resources are adequate to complete all of our ongoing clinical trials of enobosarm and GTx-758, we need to raise substantial additional funding in the near term in order to fund our operations, to conduct any additional clinical trials of enobosarm and GTx-758, and, if the data from our pivotal Phase 3 clinical trials evaluating enobosarm are positive, to seek regulatory approval of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer.

If we and/or any potential collaborators are unable to develop and commercialize any of our product candidates, if development is further delayed or is eliminated, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable and we will not be successful.

We need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

We need to raise substantial additional capital in the near term to:

•                  fund our operations and conduct future clinical trials;

•                  continue our research and development;

•                  seek regulatory approval for our product candidates; and

•                  commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.

As of the date of this Quarterly Report on Form 10-Q, we estimate that our current cash, cash equivalents, and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In addition, while we believe that, based on our current estimates of clinical trial expenditures and enrollment status, our existing capital resources are adequate to complete all of our ongoing clinical trials of enobosarm and GTx-758, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates.  In any event, we need to raise substantial additional funding in the near term in order to fund our operations, to conduct any additional clinical trials of enobosarm and GTx-758, if the data from our pivotal Phase 3 clinical trials evaluating enobosarm are positive, to seek regulatory approval of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, and to commercialize enobosarm if approved.  Our future funding requirements will depend on many factors, including:

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

To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. To the extent we raise additional funds through potential collaboration and licensing arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted, perhaps significantly, by the outcomes of ongoing clinical trials of enobosarm and GTx-758, uncertainty regarding our financial condition and the sufficiency of our capital resources and/or current economic conditions, including the effects of, disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available to us in the near term, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARM and selective ER alpha agonist programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business.

Risks Related to Development of Product Candidates

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

Significant additional research and development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high.  If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, we announced in May 2010 that toremifene 20 mg failed to meet its primary efficacy endpoint in our Phase 3 clinical trial of toremifene 20 mg for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, after we had incurred significant development costs.  Even if the results of a clinical trial are positive, the efficacy and/or safety results from the trial may be insufficient to support the submission of a new drug application, or NDA, to the FDA, or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, notifying us that the FDA would not approve the NDA.  We have since discontinued our toremifene development programs.

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

In three Phase 2 clinical trials of GTx-758, which we discontinued in February 2012, we observed venous thromboembolic events, or blood clots, in subjects treated with GTx-758 at the doses being studied in the trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®.  In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758.  In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758.  In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC.  Although our current Phase 2 clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the current Phase 2 clinical trial. Our ability to develop GTx-758 as an effective secondary hormonal therapy for men with metastatic CRPC or, potentially, as a primary treatment for advanced prostate cancer used in combination with ADT, is dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations.  If an unacceptable incidence of venous thromboembolic events or other adverse events are observed in our current Phase 2 clinical trial of GTx-758, we may be required to abandon our development of GTx-758, in which case, we would not receive any return on our investment in that product candidate.

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins have also been observed in subjects treated with enobosarm.  Lower levels of high-density lipoproteins could lead to increased risk of adverse cardiovascular events.

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

We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. This license agreement, under which we were granted rights to SARM compounds and technologies, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If this agreement is terminated, then we may lose our rights to utilize the SARM technology and intellectual property covered by that agreement to market, distribute and sell licensed products, including enobosarm, which may prevent us from continuing a substantial part of our business and may result in a material and serious adverse effect on our financial condition, results of operations and any prospects for growth.

If some or all of our or our licensors’ patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates, including in those jurisdictions in which we have no patent protection.*

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensors own or control such valid and enforceable patents or trade secrets.

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

We may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates in those jurisdictions in which we have no patent protection.  Even if patents are issued to us or our licensors regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable, lack of utility, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and FDA regulations and policies create a regulatory environment that encourages companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.

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

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. While we have met with the FDA to discuss the development program and required endpoints to obtain approval of enobosarm, there can be no assurance that the FDA will ultimately determine that data from our current pivotal Phase 3 clinical trials of enobosarm will be sufficient for approval of this product candidate. Additionally, there can be no assurance that the FDA will determine that the data from our ongoing clinical trial or future clinical trials of GTx-758 will be sufficient for approval of this product candidate in any indication.  For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential clinical trials of enobosarm or GTx-758, which could require us to abandon the development of the affected product candidate.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although we have obtained a fast track designation from the FDA for enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation for enobosarm, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that enobosarm will receive any regulatory approvals.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale, including SARMs in development from Ligand Pharmaceuticals Inc. and GlaxoSmithKline plc.  Pfizer Inc., Eli Lilly and Company and Amgen Inc. have myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase 2 studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis) and Novartis AG is developing a human monoclonal antibody for various muscle indications.  Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators and other agents, that may have some muscle activity.  Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase 3 clinical trials for treatment of cancer cachexia in patients with non-small cell lung cancer.  Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.

We are developing GTx-758 for secondary hormonal therapy in men with metastatic CRPC, and, potentially, as a primary treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758.  Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer.  Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel. Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC prior in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy.  Johnson & Johnson has agreed to acquire Aragon Pharmaceuticals, Inc., which has developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic castrate resistant prostate cancer prior to chemotherapy and post docetaxel.  GTx-758 is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

Risks Related to Our Common Stock

Market volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

delays in the initiation, enrollment and/or completion of our ongoing clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing clinical trials of enobosarm and GTx-758;

•	reports of unacceptable incidences of adverse events observed in any of our ongoing clinical trials of enobosarm and GTx-758;

•	our ability to enter into new collaborative arrangements with respect to our product candidates;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations, and the terms and timing of any related financing arrangements;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of June 30, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 63% of our outstanding common stock, and our executive officers and directors alone beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, may or will have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2013, the average daily trading volume of our common stock on The NASDAQ Global Market was 202,720 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2013, we had 63,110,430 shares of common stock outstanding.

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

GTx, Inc.

Date: July 22, 2013	By:	/s/ Mitchell S. Steiner
Mitchell S. Steiner, Chief Executive Officer
and Vice-Chairman of the Board of Directors
(Principal Executive Officer)

Date: July 22, 2013	By:	/s/ Mark E. Mosteller
Mark E. Mosteller, Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

10.1	GTx, Inc. 2013 Equity Incentive Plan	S-8	333-188377	99.1	05/06/2013

10.2+	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan

10.3	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	S-8	333-188377	99.2	05/06/2013

10.4+	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan

10.5+	Second Memorandum of Understanding Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

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