Form 10-K
period 2013-12-31
GTX INC /DE/
filed 2014-03-12
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on June 28, 2013 as reported on The NASDAQ Global Market was $181,397,363.

There were 75,161,437 shares of registrant’s common stock issued and outstanding as of March 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

•                  the implementation of our business strategies, including our ability to preserve or realize any significant value from our enobosarm (GTx-024) and GTx-758 (Capesaris®) programs;

•                  the therapeutic and commercial potential of our product candidates;

•                  the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;

•                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;

•                  the anticipated progress of our clinical programs, including whether our ongoing and planned clinical trials will achieve clinically relevant results;

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

PART I

ITEM 1.                                                BUSINESS

Overview

GTx, Inc., a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for prostate and breast cancer, cancer supportive care, including prevention and treatment of cancer-related muscle wasting or cachexia, and other serious medical conditions.

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a hormonal therapy for the treatment of metastatic breast cancer.  Our lead SARM product candidate, enobosarm (GTx-024), has to date been evaluated in fourteen completed or ongoing clinical trials enrolling approximately 1,320 subjects, including in three Phase 2 and two Phase 3 clinical trials.  Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the United States Food and Drug Administration, or FDA.  However, efficacy data from the studies demonstrated enobosarm’s consistent effect on maintaining or improving lean body mass compared to placebo and that maintenance or improvement in lean body mass is potentially associated with longer survival in patients, regardless of treatment.  As for safety, enobosarm was generally well tolerated, with the occurrence of serious adverse events similar across the placebo and treated groups.

Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 Phase 3 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the European Medicines Agency, or EMA.  Therefore, we met with representatives from two member countries to the EMA in January of 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a marketing authorization application, or MAA, in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  Based on input from the two member countries, we believe data from the POWER 1 trial, as well as supporting data from the POWER 2 trial, are sufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  We plan to initiate seven Phase 1 clinical studies that are typically required for registration purposes and develop a pediatric investigational plan, or PIP, necessary for submission of the MAA.  We currently expect to submit the MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy by the first quarter of 2015, after completion of the Phase 1 studies and acceptance of the PIP by the EMA’s Pediatric Committee.

In our meeting with the FDA in February 2014 to review and discuss the results of the POWER clinical trials, we learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application, or NDA, for enobosarm 3 mg. However, based on input from the FDA meeting, we believe there is a regulatory path forward for enobosarm 3 mg in the United States, and we plan to meet again with the FDA to discuss a potential Phase 3 clinical program evaluating enobosarm 3 mg for an indication of muscle wasting or cachexia in patients with NSCLC.  Any such Phase 3 clinical trial program would be subject to our ability to obtain additional funding and would be required to be successfully completed prior to any NDA submission to the FDA for enobosarm 3 mg.

SARMs also have the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  Nonselective steroidal androgens have been used to treat breast cancer; however, the unwanted virilizing side effects have limited their widespread clinical use. We believe that enobosarm, by targeting the androgen receptor, or AR, in estrogen receptor, or ER, positive breast cancer, has the potential to provide clinical benefit to women with metastatic breast cancer by treating their disease while minimizing the unwanted masculinizing side effects associated with steroidal androgens, and unlike androgens, cannot be converted into an estrogen.  In the second quarter of 2013, we initiated a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.   Nine clinical study sites in the U.S. have fully enrolled the study with 22 postmenopausal women with metastatic breast cancer to assess clinical benefit response after six months of enobosarm 9 mg treatment, which is defined as either those women receiving treatment who have demonstrated a complete response (disappearance of all targeted lesions), a partial response (at least a 30 percent decrease in the sum of the diameters of the targeted lesions) or stable disease (no disease progression from baseline).  In February 2014, we reported that enobosarm 9 mg continues to be well tolerated by patients in the study, and that we expect to meet the pre-specified goal of demonstrating, after six months of treatment, at least three clinical benefit responses in at least 14 patients with AR positive and ER positive metastatic breast cancer. The study is ongoing and data from all patients in the study is expected late in the second quarter of 2014.

Additionally, we are developing GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, for secondary hormonal therapy in men with metastatic and nonmetastatic castration resistant prostate cancer, or CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT.  We believe GTx-758 has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.  We also believe that GTx-758 may be effective, in combination with ADT, as a secondary hormonal treatment of advanced prostate cancer by reducing free testosterone to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

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

GTx is currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or nonmetastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a > 50% decline from baseline in serum PSA by Day 90. Other key endpoints include serum SHBG and total and free testosterone levels, as well as prostate cancer progression, in the study subjects.   In addition, the clinical study will evaluate the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone, or LHRH, agonists such as hot flashes and bone loss.  The Phase 2 clinical trial allows us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs.  The original trial design provided for 75 total subjects to be enrolled in three sequential dosing arms, with the first 25 subjects in the study being enrolled in the GTx-758 125 mg dosing arm.  Assuming that an acceptable incidence of VTEs was observed when the last subject enrolled in the GTx-758 125 mg dosing arm completed one 30 day cycle of therapy, enrollment of the next 25 subjects would commence in the GTx-758 250 mg dosing arm.  Similarly, the GTx-758 500 mg dosing arm was to have commenced enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms and management had decided to continue testing at the next higher dose.  After reviewing data collected from the GTx-758 125 mg dosing arm indicating the ability of the drug to substantially increase SHBG and lower free testosterone without any unexpected side effects occurring, the clinical trial protocol was amended in the third quarter of 2013 to eliminate the 500 mg dosing arm and to increase the number of subjects to be enrolled in the 125 mg and the 250 mg dosing arms to 38 patients per arm. Enrollment in the 125 mg cohort has been completed without any occurrence of VTEs, and after a pre-specified safety review by the independent Data Safety Monitoring Board, we are now enrolling subjects in the 250 mg arm.  Depending upon the safety and efficacy data observed in the 125 mg cohort and assuming no safety issues are observed in the first ten metastatic patients enrolled in the 250 mg cohort, enrollment of the 250 mg cohort will be opened to individuals with metastatic or nonmetastatic CRPC.  The study is ongoing and data from all patients in the study is expected late in the second half of 2014.

At December 31, 2013, we had cash, cash equivalents and short-term investments of $14.7 million compared to $56.1 million at December 31, 2012.  On March 6, 2014, we completed a private placement of units consisting of 11,976,048 shares of common stock and warrants to purchase 10,179,642 shares of our common stock for gross proceeds of approximately $21.3 million.  If exercised in full, the warrants could result in additional gross proceeds of approximately $17.0 million.

In October 2013, we announced and implemented a plan to reduce our operating expenses, including a significant reduction in our workforce, in order to preserve capital while we evaluate feasible regulatory pathways for enobosarm 3 mg, conduct our two ongoing Phase 2 clinical trials of enobosarm 9 mg and GTx-758, and pursue discussions with potential partners.  Therefore, we are no longer conducting drug discovery activities and are focusing our research and development activities on the ongoing clinical development of our current product candidates.

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

A SARM is a small molecule that binds to and selectively modulates androgen receptors, the primary receptor to which testosterone binds.  SARMs potentially have beneficial effects in muscle and bone while avoiding testosterone’s unwanted effects in the prostate in men or skin and hair in men and women.  Although no SARMs have been commercialized to date, we believe that SARMs, without the harmful side effects of testosterone or other exogenous anabolic steroid therapies, can potentially be developed to treat a range of medical conditions, including:

•                  muscle loss conditions of chronic diseases, such as cancer, AIDS, chronic kidney disease, end-stage renal disease, and neurodegenerative disorders;

•                  muscle loss of acute conditions such as trauma, burns, and rehabilitation;

•                  muscle loss conditions associated with aging such as frailty and chronic sarcopenia;

•                  the prevention and/or treatment of osteoporosis;

•                  disorders of the central nervous system, such as low libido, depression and other mood disorders;

•                  low testosterone conditions, such as primary and secondary hypogonadism;

•                  disorders of male reproductive functions, such as infertility and erectile dysfunction;

•                  androgen receptor positive breast cancer; and

•                  other conditions, such as anemia.

A selective ER alpha agonist is a nonsteroidal compound with the ability to preferentially bind and activate estrogen receptor alpha as compared to estrogen receptor beta.  GTx-758, a selective ER alpha agonist, has previously demonstrated the ability to increase serum concentrations of SHBG, an important serum protein that tightly binds to testosterone and regulates serum concentrations of unbound (free) testosterone. Free testosterone is the functionally active form of the hormone and is capable of passively diffusing into prostate cancer cells or is available to target tissues for androgen action.  We believe that GTx-758 may have the ability to treat men with advanced prostate cancer and men with metastatic and nonmetastatic CRPC by lowering serum free testosterone concentrations and lowering the incidences of hot flashes, bone loss or other side effects related to LHRH agonists and antagonists.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status
Enobosarm
3 mg
Prevention and treatment of muscle wasting in patients with advanced NSCLC	SARM	Phase 3

Pursuing a potential MAA submission in the EU for the more narrow indication of advanced NSCLC patients treated with platinum plus taxane chemotherapy and planning to meet again with FDA to discuss a potential Phase 3 program.

Enobosarm
9 mg
Treatment of women with androgen receptor positive and estrogen receptor positive metastatic breast cancer	SARM	Phase 2	Completed enrollment of the Phase 2, open-label clinical trial. Data is expected late in the second quarter of 2014.

GTx-758
Secondary hormonal therapy in men with metastatic or nonmetastatic CRPC	Selective ER alpha agonist	Phase 2

Completed enrollment of the 125 mg cohort of the Phase 2 clinical trial for secondary hormonal therapy in men with metastatic CRPC and are currently enrolling the 250 mg cohort in both metastatic and nonmetastatic CRPC.

SARMs

SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia, as well as the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  Enobosarm has been evaluated in fourteen completed or ongoing clinical trials enrolling approximately 1,320 subjects, including in three Phase 2 and two Phase 3 clinical trials.

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

Potential Market.  Lung cancer accounts for more deaths than any other cancer in both men and women.  Worldwide, there are an estimated 1.5 million new cases and approximately 1.3 million deaths annually.  In the United States, there are approximately 225,000 new cases and 160,000 deaths attributed to lung cancer each year.  Approximately 85% of all newly diagnosed lung cancers are NSCLC.  Approximately 186,000 new cases of NSCLC are diagnosed each year in the top five markets of the European Union and up to 30% of these patients will be treated with a taxane as first line chemotherapy.  Up to 50% of NSCLC patients have severe muscle wasting at diagnosis with the majority developing severe wasting throughout the course of their disease.  Body functional limitations, such as the inability to walk up or down steps without rest, or the inability to lift 10 pounds, are present in almost 90% of lung cancer survivors.

There are currently no drugs approved for the prevention or treatment of muscle wasting in patients with advanced NSCLC.  Supplemental nutritional support alone has little or no benefit in counteracting muscle wasting in cancer patients.  Although there are two commercially available steroids, nandrolone and oxandrolone, that are sometimes prescribed off-label for the treatment of weight loss in cancer patients, chronic use of these drugs may result in liver toxicity or other adverse events and has limited their use.  Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are also used off-label for weight loss and loss of appetite in patients with cancer.  Additionally, there are other companies developing drugs for the treatment of muscle wasting, appetite stimulation and cachexia.  These compounds may compete with enobosarm if approved for commercial sale.

Clinical Trials.  In July 2007, we initiated a Phase 2b randomized, double blind, placebo-controlled clinical trial evaluating enobosarm for the treatment of muscle wasting in 159 patients diagnosed with NSCLC, colorectal cancer, non-Hodgkin’s lymphoma, chronic lymphocytic leukemia, or breast cancer.   In October 2008, we announced top line results of this clinical trial.  The study met its primary endpoint of absolute change in total lean body mass compared to placebo and the secondary endpoint of physical function, measured by stair climb, after 16 weeks of treatment.

We held End of Phase 2 meetings with the FDA prior to initiating our Phase 3 clinical development of enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Based upon data from our Phase 2 clinical trials and with feedback from the FDA, we designed the POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for this indication.  We also met with representatives from two member countries to the EMA, who confirmed that the design of the POWER 1 and POWER 2 clinical trials should be sufficient for the EMA to support registration in Europe.  We conducted the POWER trials at sites in the United States, Europe, Russia and South America.  Each of the placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial.  In each of these clinical trials, patients with Stage III or IV NSCLC were randomized to placebo or enobosarm 3 mg at the time they began first line standard platinum doublet chemotherapy.  The only difference in the two clinical trials was that patients enrolled in the POWER 1 trial received a platinum plus taxane chemotherapy while patients enrolled in the POWER 2 trial were treated with platinum plus non-taxane chemotherapy. The last patients completed the Phase 3 clinical trials in May 2013.  The vital status (survival) of patients participating in the trials is continuing to be periodically monitored in accordance with the clinical trial protocols to assess whether the survival of enobosarm treated patients is adversely affected.  This assessment will continue until there are 450 deaths among all patients participating in the two clinical trials.  To date, there has been no detrimental effect on survival of enobosarm treated patients as evidenced by the trials.

The POWER trials evaluated the effect of enobosarm versus placebo on the co-primary endpoints of total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and of physical function assessed by the Stair Climb Test at three months of treatment. Durability of effect of enobosarm was assessed as a secondary endpoint at five months in those patients who demonstrated a lean body mass, or LBM, response at Day 84.  In the POWER trials, we failed to meet the primary statistical criterion for the co-primary endpoints of LBM and physical function assessed by responder analysis as agreed upon by the FDA.  The responder analysis of the co-primary endpoints showed mixed results (for POWER 1 and POWER 2, p values at Day 84 for LBM were 0.036 and 0.113, respectively, and p values at Day 84 for stair climb power, or SCP, were 0.315 and 0.289, respectively).  However, when the same endpoints were assessed using another statistical test, the continuous variable analysis, which was pre-specified in our statistical analysis plan for the EMA, enobosarm 3 mg demonstrated significant improvement in the primary endpoint of SCP, compared to placebo, in the POWER 1 trial (p value of 0.0147) but did not show statistically significant improvement in SCP in the POWER 2 trial (p value of 0.7923).  The continuous variable analysis of LBM was pre-specified as a key secondary endpoint.  Enobosarm had a statistically significant improvement in LBM, compared to placebo, in both POWER trials (p values were 0.0002 and 0.0227 at Day 84 for POWER 1 and POWER 2, respectively).  Across both clinical trials, enobosarm was generally well tolerated, with the occurrence of serious adverse events and overall incidence of adverse events similar across placebo and treatment groups.  In POWER 1, the four most common adverse events reported (in decreasing order of incidence) were nausea, alopecia, anemia and vomiting.  In POWER 2, the four most common adverse events reported were anemia, nausea, neutropenia and vomiting.  In the safety analysis of survival, there has been no evidence that the survival of enobosarm treated patients had been adversely affected by the drug candidate.

Regulatory Initiatives.  Based on agreement with the FDA, we pre-specified the statistical test of a responder analysis of the co-primary endpoints of LBM and SCP at Day 84.  A responder analysis categorizes each subject as either a success or failure, where subjects who did not remain on the trial through the Day 84 visit are labeled as a non-responder, regardless of their reason for discontinuation, including death.  However for EMA regulatory purposes, we pre-specified in our statistical analysis plan that the primary endpoint would be SCP through Day 84, with LBM through Day 84 being the key secondary endpoint, and the data would be analyzed by a statistical test called continuous variable analysis.  A continuous variable analysis utilizes all available data for each subject from their previous clinical visits, so subjects without Day 84 data can still contribute to the analysis via their Day 42 assessment.  Since enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 trial, assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the EMA, we met with representatives from two member countries to the EMA in January of 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a MAA in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  We believe data from the POWER 1 trial (platinum plus taxane chemotherapy) is sufficient to support the submission of a MAA for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, and that the confounding results in SCP from the POWER 2 trial can be explained by the effects of the chemotherapy toxicity on the patients receiving platinum plus non-taxane chemotherapy.  We plan to initiate seven Phase 1 clinical studies that are typically required for registration purposes and develop a PIP necessary for submission of the MAA.  We currently expect to submit the MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy by the first quarter of 2015, after completion of the Phase 1 studies and acceptance of the PIP by the EMA’s Pediatric Committee.

In our meeting with the FDA in February 2014 to review and discuss the results of the POWER clinical trials, we learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a NDA for enobosarm 3 mg. However, based on input from the FDA meeting, we believe there is a regulatory path forward for enobosarm 3 mg in the United States, and we plan to meet again with the FDA to discuss a potential Phase 3 clinical program evaluating enobosarm 3 mg for an indication of muscle wasting or cachexia in patients with NSCLC.  Any such Phase 3 clinical trial program would be subject to our ability to obtain additional funding and would be required to be successfully completed prior to any NDA submission to the FDA for enobosarm 3 mg.

Enobosarm for the Treatment of AR Positive and

ER Positive Metastatic Breast Cancer

Scientific Overview.  Clinical assessment of breast cancer includes routine characterization of receptor status including the presence or absence of ER, progesterone receptor, and human epidermal growth factor receptor 2 in the tumor tissue.  Receptor status is used to guide treatment decisions.  Hormonal manipulation with selective ER modulators, ER antagonists, or aromatase inhibitors is the standard treatment given to patients with tumors that are positive for the ER.

The AR is the most commonly expressed steroid receptor in breast cancer with approximately 75-90% of ER positive and approximately 50% of ER negative breast cancers expressing AR. Prior studies have shown that women with metastatic breast cancer, treated with tamoxifen who then progress, subsequently respond to steroidal androgens. Although steroidal androgens have been used to treat breast cancer, unwanted virilizing side effects such as body and facial hair growth, acne and deepening of voice, have limited their widespread clinical use. Enobosarm may provide a targeted approach by exploiting the therapeutic benefits of a selective nonsteroidal androgen therapy without concerns of masculinization or conversion to estrogen.

Potential Market.  Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime.  In 2011, 2.9 million women with a history of breast cancer were living in the United States.  An estimated 20-30% of women diagnosed with invasive breast cancer will have a recurrence or metastasis. In 2014, an estimated 230,000 new cases of breast cancer will be diagnosed in women in the United States.  Approximately 6% of these women will already have metastatic disease at time of diagnosis.

Currently, treatment approaches to postmenopausal hormonally sensitive breast cancer include antiestrogens (tamoxifen, toremifene) and aromatase inhibitors (letrozole, anastrazole, exemestane).  Fulvestrant, an injectable ER antagonist, is indicated for the treatment of hormone receptor positive metastatic breast cancer in postmenopausal women after progression on antiestrogen therapy. Enobosarm may represent a novel therapeutic option for the treatment of postmenopausal metastatic breast cancer in women who have progressed on previous hormonal therapy.

Clinical Trial.  In the second quarter of 2013, we initiated a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Nine clinical study sites in the U.S. have fully enrolled the study with 22 postmenopausal women with metastatic breast cancer to assess clinical benefit response after six months of enobosarm 9 mg treatment, which is defined as either those women receiving treatment who have demonstrated a complete response (disappearance of all targeted lesions), a partial response (at least a 30 percent decrease in the sum of the diameters of the targeted lesions) or stable disease (no disease progression from baseline).  In February 2014, we reported that enobosarm 9 mg continues to be well tolerated by patients in the study, and that we expect to meet the pre-specified goal of demonstrating, after six months of treatment, at least three clinical benefit responses in at least 14 patients with AR positive and ER positive breast cancer. The study is ongoing and data from all patients in the study is expected late in the second quarter of 2014.

Selective ER Alpha Agonist

GTx-758 for the secondary hormonal treatment of CRPC

Scientific Overview.  ADT is the most common treatment for patients who have advanced prostate cancer.  ADT reduces testosterone, a primary growth factor for prostate cancer, to castrate levels.  ADT is currently accomplished either surgically by removal of the testes or chemically by injection with LHRH agonists or antagonists.  These LHRH agents work by shutting off LH secretion by the pituitary gland thereby stopping testosterone production by the testes. The reduction in testosterone by ADT also results in very low estrogen levels in men because estrogen is derived from testosterone.  Estrogen deficiency side effects associated with LHRH therapies may include bone loss and fractures, adverse lipid changes, hot flashes, gynecomastia, decreased libido, impaired cognitive function, increase in body fat composition, metabolic syndrome, diabetes and cardiovascular disease.  We believe GTx-758 has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

Potential Market.  We are developing GTx-758 for secondary hormonal therapy in men with metastatic and nonmetastatic CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with ADT.  We believe that GTx-758 may be effective, in combination with ADT, as a secondary hormonal treatment of advanced prostate cancer by reducing free testosterone, the unbound biologically active form of testosterone, to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

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

In the United States, there are currently approximately 750,000 men with nonmetastatic hormone sensitive prostate cancer and approximately 60,000 new cases are diagnosed each year.  For hormone sensitive advanced prostate cancer, ADT is the most common treatment.  There are no approved androgen deprivation therapies designed to significantly minimize estrogen deficiency side effects, including bone loss, fractures, insulin resistance and hot flashes.  For many men on ADT, physicians are currently prescribing certain drugs, some of them on an off-label basis, to help ameliorate some of the specific estrogen deficiency related side effects of ADT.  These drugs include the use of estrogen patches and compounds, as well as, off-label use of bisphosphonates for osteoporosis and Megace® (megestrol acetate) for hot flashes.

Our ability to develop GTx-758 as an effective secondary hormonal therapy for men with metastatic and nonmetastatic CRPC or potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with ADT, is dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations.

Clinical Trials.  In 2009, we evaluated GTx-758 in healthy male volunteers in two Phase 1 clinical trials, including a ten day multiple ascending dose study in 61 subjects where GTx-758 demonstrated the ability to increase serum SHBG and to reduce serum total and free testosterone.  In September 2010, we announced that in a Phase 2, open label, pharmacokinetic and pharmacodynamic clinical trial in young healthy male volunteers, GTx-758 suppressed serum total testosterone to castrate levels (levels of serum total testosterone less than 50ng/dL), increased serum SHBG, and reduced serum free testosterone, the form of testosterone which is available to prostate cancer cells for growth.  The percentage of treatment compliant subjects receiving 1500 mg of GTx-758 who achieved medical castration was comparable to rates of castration observed with LHRH agonists or antagonists therapies.  In May 2011, we completed a Phase 1 clinical trial of GTx-758 using a tablet formulation in older healthy male volunteers.  In this trial, reductions in testosterone to medical castration levels, increases in SHBG and decreases in free testosterone were observed in GTx-758 doses given orally each day.

We designed two Phase 2 clinical trials to identify an appropriate dose of GTx-758 to achieve and maintain medical castration (less than 50ng/dL) from Day 28 to Day 364 in men with advanced prostate cancer.  In June 2011, we initiated the Phase 2 maintenance dose finding clinical trial evaluating GTx-758 1000 mg and 2000 mg once-a-day doses compared to Lupron Depot® (leuprolide acetate for depot suspension) in 164 men with advanced prostate cancer.  We also initiated the Phase 2 loading dose finding clinical trial evaluating 1000 mg and 1500 mg doses twice-a-day to medically castrate men by Day 28 in 104 men with advanced prostate cancer. After Day 28, castrate patients were to continue treatment on one of two once-a-day doses of GTx-758, 2000 mg or 1000 mg, until Day 360.  We were also conducting a second line hormonal therapy Phase 2 clinical trial evaluating GTx-758 2000 mg once-a-day dose in 25 men with CRPC.  The objective of this trial was to determine the ability of GTx-758 to reduce serum PSA and the duration of this PSA reduction in men with CRPC who are currently receiving ADT.  On February 21, 2012, we announced that the FDA had placed a full clinical hold on our IND application for GTx-758, effective February 17, 2012, causing us to stop all three of these clinical trials.  The full clinical hold followed our reports to the FDA of VTEs (blood clots) in subjects treated with GTx-758 at the doses being studied in the trials (1000 mg and higher per day).  There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®.  As a result of the full clinical hold, we suspended further enrollment into these three trials and notified clinical sites to discontinue treatment of subjects with GTx-758.

In May 2012, we announced that the FDA had removed its full clinical hold on our IND for GTx-758.  Based upon feedback from the FDA in connection with the removal of the full clinical hold, in the third quarter of 2012 we initiated a Phase 2 clinical trial to evaluate the safety and efficacy of three lower doses of GTx-758 as secondary hormonal therapy in men with metastatic CRPC.

GTx is currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or nonmetastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called SHBG that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum PSA will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 open-label clinical trial is the proportion of subjects with a > 50% decline from baseline in serum PSA by Day 90. Other key endpoints include serum SHBG and total and free testosterone levels, as well as prostate cancer progression, in the study subjects.   In addition, the clinical study will evaluate the ability of GTx-758 to treat certain estrogen deficiency side effects associated with currently available ADT agents such as hot flashes and bone loss.  The Phase 2 clinical trial will allow us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs.  The original trial design provided for 75 total subjects to be enrolled in three sequential dosing arms, with the first 25 subjects in the study being enrolled in the GTx-758 125 mg dosing arm.  Assuming that an acceptable incidence of VTEs was observed when the last subject enrolled in the GTx-758 125 mg dosing arm completed one 30 day cycle of therapy, enrollment of the next 25 subjects would commence in the GTx-758 250 mg dosing arm.  Similarly, the GTx-758 500 mg dosing arm was to have commenced enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms and management had decided to continue testing at the next higher dose.  After reviewing data collected from the GTx-758 125 mg dosing arm indicating the ability of the drug to substantially increase SHBG and lower free testosterone without any unexpected side effects occurring, the clinical trial protocol was amended in the third quarter of 2013 to eliminate the 500 mg dosing arm and to increase the number of subjects to be enrolled in the 125 mg and the 250 mg dosing arms to 38 patients per arm.  Enrollment in the 125 mg cohort has been completed without any occurrence of VTEs, and after a pre-specified safety review by the independent Data Safety Monitoring Board, we are now enrolling subjects in the 250 mg arm.  Depending upon the safety and efficacy data observed in the 125 mg cohort and assuming no safety issues are observed in the first ten metastatic patients enrolled in the 250 mg cohort, enrollment of the 250 mg cohort will be opened to individuals with metastatic or nonmetastatic CRPC.  The study is ongoing and data from all patients in the study is expected late in the second half of 2014.

Our Strategy

Our objective is to discover, develop and commercialize small molecules for the treatment of cancer, including treatments for prostate and breast cancer, cancer supportive care, prevention and treatment of cancer-related muscle wasting or cachexia, and other serious medical conditions.  Key elements of our strategy to achieve these objectives are to:

Pursue Clinical Development of Enobosarm and Related Regulatory Initiatives.  Based upon the results of our POWER 1 clinical trial, as well as supporting data from the POWER 2 clinical trial, we plan to submit a MAA by the first quarter of 2015 to the EMA for enobosarm 3 mg for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy. We also plan to meet again later this year with the FDA to discuss a potential Phase 3 program for enobosarm 3 mg to prevent and treat muscle wasting or cachexia in patients with NSCLC. We will continue to evaluate whether to enter into strategic partnerships or collaborations for the development and commercialization of this product candidate or to continue to pursue development efforts in the European Union, and potentially in the United States, on our own.  In any event, significant additional funding would be required for us to conduct and complete any additional Phase 3 clinical trials of enobosarm.  We are also developing enobosarm for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Assuming positive results are achieved from our ongoing Phase 2 clinical study, we will meet with members of our enobosarm breast cancer steering committee to seek input on the design and implementation for additional clinical studies for this product candidate, the conduct and completion of which would be subject to our ability to obtain additional funding. Additionally, subject to additional funding, we may develop enobosarm for other indications in patients who could benefit from the treatment of enobosarm.

Pursue Clinical Development of GTx-758.  Assuming the receipt of positive data from our ongoing Phase 2 clinical trial to evaluate the safety and efficacy of lower doses of GTx-758 as secondary hormonal therapy in men with metastatic and nonmetastatic CRPC, we plan to initiate additional clinical trials in order to seek marketing authorization for this product candidate.

Licenses and Collaborative Relationships

In addition to our internally-developed and discovered small molecules, we have established and intend to continue to pursue licenses from and collaborative relationships with pharmaceutical companies and academic institutions to further the development and potential commercialization of our product candidates.  While we currently have no ongoing collaborations for the development and commercialization of our product candidates, our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our product candidates.

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

Under the SARM License Agreement, we paid UTRF a one-time, upfront fee of $290,000 as consideration for entering into the SARM License Agreement.  We are also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid-single-digit royalties on sublicense revenues. During the year ended December 31, 2007, we paid UTRF a sublicense royalty of approximately $1.9 million as a result of our previous collaboration with Merck & Co., Inc.  We also agreed to pay all expenses to file, prosecute and maintain the patents relating to the licensed SARM technologies, and are obligated to use commercially reasonable efforts to develop and commercialize products based on the licensed SARM technologies. In December 2008, we and UTRF amended the SARM License Agreement, or the SARM License Amendment, to, among other things, clarify the treatment of certain payments that we may receive from our current and future sublicensees for purposes of determining sublicense fees payable to UTRF, including the treatment of payments made to us in exchange for the sale of our securities in connection with sublicensing arrangements. In consideration for the execution of the SARM License Amendment, we paid UTRF $494,000.

Manufacturing

We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates.

There are no complicated chemistries or unusual equipment required in the manufacturing process for enobosarm.  The active ingredient in enobosarm is manufactured using a five-step synthetic process that uses commercially available starting materials for each step.  Enobosarm drug product is manufactured using conventional manufacturing technology without the use of novel excipients.  We rely on third-party vendors for drug substance and drug product manufacturing.

There are no complicated chemistries or unusual equipment required in the manufacturing process for GTx-758.  The active ingredient in GTx-758 is manufactured using a three-step synthetic process that uses commercially available starting materials for each step.  GTx-758 drug product is manufactured using conventional manufacturing technology without the use of novel excipients.  We rely on third-party vendors for the manufacture of GTx-758 drug substance and drug product.

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

Enobosarm for the Prevention and Treatment of Muscle Wasting in Patients with Advanced NSCLC

There are currently no drugs approved for the prevention or treatment of muscle wasting in patients with advanced NSCLC. Although there are two commercially available steroids, nandrolone and oxandrolone, that are sometimes prescribed off-label for the treatment of weight loss in cancer patients, chronic use of these drugs may result in liver toxicity or other adverse events and has limited their use.  For example, oxandrolone has a black box warning for liver toxicity as well as warnings and precautions related to increased risk for prostate cancer in men and virilization in women.  Oxandrolone is indicated as an adjunctive therapy to promote weight gain after weight loss following extensive surgery, chronic infections and severe trauma, and in some patients who without pathophysiologic reasons fail to maintain normal weight and to offset the protein catabolism associated with prolonged administration of corticosteroids.

Testosterone products have been used off-label to treat secondary hypogonadism.  Owing to their potentially unwanted effects and inconvenient dosing, we believe that testosterone products have had a limited impact on the market for muscle wasting.  There are other SARM product candidates in development that may compete with our SARM product candidates if approved, including SARMs in development from Ligand Pharmaceuticals, Inc. and GlaxoSmithKline plc.  Pfizer, Inc., Eli Lilly and Company, and Amgen Inc. have previously reported myostatin inhibitors in development that may compete with enobosarm if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase 2 studies with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis) and Novartis AG is developing a human monoclonal antibody for various muscle indications.  Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators, and other agents, that may have some muscle activity. Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase 3 clinical trials for the treatment of cancer cachexia in patients with NSCLC.  Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are also used off-label for weight loss and loss of appetite in patients with cancer.

GTx-758 for the Secondary Hormonal Treatment of CRPC

There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758.  Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic CRPC.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in both patients who have and have not received prior chemotherapy.  Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel.  Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy.  Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy.  GTx-758 is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

We have our own issued and pending patent applications in the United States, Canada, Australia, Europe, Japan, China and other countries in Asia, as well as in certain other countries outside those regions, related to solid forms of enobosarm. Issued patents covering solid forms of enobosarm in the United States will expire in 2028.  Pending patent applications in countries outside of the United States will expire in 2028.  We have our own pending patent applications in the United States and as an International Application related to methods of treating breast cancer using our SARM compounds. Such patent applications, if issued, would expire in 2033 in the United States and outside of the United States. We also have an allowed United States Application directed to methods of treating eye disorders using our SARM compounds and pending applications in Canada, Australia, Europe,  Japan, China and other countries in Asia, as well as in certain other countries outside those regions. The issued patent in the United States related to eye disorders will expire in 2031 and patent applications outside the United States, if issued, would expire in 2031.

We have our own pending patent applications in the United States, Australia, Canada, before the European Patent office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, Japan, and other jurisdictions internationally covering GTx-758 as the composition of matter of the active pharmaceutical ingredient for products developed with this compound and for pharmaceutical compositions and/or methods of treating advanced prostate cancer and treating bone loss, bone fractures, bone mineral density and osteoporosis in male subjects with prostate cancer having undergone androgen deprivation therapy.  Issued patents covering composition of matter for GTx-758 in the United States will expire in 2029, and pending patent applications in the United Sates covering GTx-758 method of use will expire in 2029 and 2030.  Pending patent applications in countries outside of the United States will expire between 2026 and 2030.

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

To secure FDA approval, an applicant must submit extensive preclinical and clinical data, as well as information about product manufacturing processes and facilities and other supporting information to the FDA for each indication to establish a product candidate’s safety and efficacy. The development and approval process takes many years, requires the expenditure of substantial resources and may be subject to delays or limitations of approval or rejection of an applicant’s new drug application, or NDA. Even if the FDA approves a product, the approval is subject to post-marketing surveillance, adverse drug experience and other recordkeeping and reporting obligations, and may involve ongoing requirements for post-marketing studies. The FDA also has authority to place conditions on any approvals that could restrict the commercial applications, advertising, promotion or distribution of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

Preclinical and Clinical Testing

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the biological activity and safety of the product. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing. The FDA, under its Good Laboratory Practices regulations, regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. When the preclinical testing is considered adequate by the sponsor to demonstrate the safety and scientific rationale for initial human studies, the results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND becomes effective, if not rejected by the FDA, within 30 days after the FDA receives the IND. The FDA may, either during the 30-day period after filing of an IND or at any future time, impose a clinical hold on proposed or ongoing clinical trials on various grounds, including that the study subjects are or would be exposed to an unreasonable and significant health risk. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

Clinical trials are conducted in three sequential phases, but the phases may overlap. Phase 1 clinical trials usually involve healthy human subjects. The goal of a Phase I clinical trial is to establish initial data about the safety, tolerability and pharmacokinetic properties of the product candidates in humans. In Phase 2 clinical trials, controlled studies are conducted on an expanded population of patients with the targeted disease. The primary purpose of these tests is to evaluate the effectiveness of the drug candidate on the patients to determine if there are any side effects or other risks associated with the drug and to determine the optimal dose of the drug from the safety and efficacy profile developed from the clinical study. Phase 3 trials involve even larger patient populations, often with several hundred or even several thousand patients, depending on the use for which the drug is being studied. Phase 3 trials are intended to establish the overall risk-benefit ratio of the drug and provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug candidate.

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

Approval Outside of the United States

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products, which broadly reflect the issues addressed by the FDA above. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may negatively impact the regulatory process in other countries.

As in the United States, the marketing approval process in Europe and in other countries is a lengthy, challenging and inherently uncertain process.  If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of marketing approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Generally the development and approval procedures are harmonized throughout the European Union: however, there is limited harmonization in relation to national pricing and reimbursement practices.

Under European Union regulatory systems, a company may not market a medicinal product without marketing authorization. There are three procedures for submitting a MAA in the EU: (1) the mutual recognition procedure (MRP); (2) the decentralized procedure (DCP) and (3) the centralized procedure (CP). The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product, and the marketing plan. The centralized procedure is compulsory for medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and orphan drugs. Besides the products falling under the mandatory scope, the centralized procedure is also open for other innovative products that are new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation.

The centralized procedure leads to approval of the product in all 27 EU member states and in Norway, Iceland and Liechtenstein. Submission of one MAA thus leads to one assessment process and one authorization that allows access to all applicable markets within the entire EU. The process of the centralized procedure is triggered when the applicant sends the letter announcing the intent to submit a MAA (letter of intent). The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products, or CHMP, representing two EU member states.

When using the MRP or DCP, the applicant must select which and how many EU member states in which to seek approval. In the case of an MRP, the applicant must initially receive national approval in one EU member state. This will be the so-called reference member state (RMS) for the MRP. Then, the applicant seeks approval for the product in other EU member states, the so-called concerned member states (CMS) in a second step: the mutual recognition process. For the DCP, the applicant will approach all chosen member states at the same time. To do so, the applicant will identify the RMS that will assess the submitted MAA and provide the other selected member states with the conclusions and results of the assessment.

When the application for marketing authorization is made, the competent authority responsible for granting a marketing authorization must verify whether the application complies with the relevant requirements, including compliance with the agreed PIP.  Assuming it does, the marketing authorization may be granted and the relevant results are included in the summary of product characteristics (SmPC) for the product, along with a statement indicating compliance with the agreed PIP. It is not necessary for the product actually to be indicated for use in the pediatric population (for example, if the results show that that would not be appropriate).

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

If a competitor submits an ANDA or 505(b)(2) NDA for a compound or use of any compound covered by another NDA holder’s patent claims, the Hatch-Waxman Act requires, in some circumstances, the applicant to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant’s opinion that the patent is not valid or will not be infringed. Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain a 30-month stay against the company seeking to reference the NDA. The NDA holder could still file a patent suit after the 45 days, but if they miss the 45-day deadline, they would not have the benefit of the 30-month stay. Alternatively, after this 45-day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. Depending on the circumstances, however, the applicant may not be able to demonstrate a controversy sufficient to confer jurisdiction on the court. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch-Waxman Act provides a 30-month stay on the approval of the competitor’s ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the competitor or the challenged patent expires during the 30-month period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application. Under regulations issued by the FDA, and essentially codified under the Medicare prescription drug legislation, the patent owner and the NDA holder have the opportunity to trigger only a single 30-month stay per ANDA or 505(b)(2) NDA. Once the applicant of the ANDA or 505(b)(2) NDA has notified the patent owner and the NDA holder of the infringement, the applicant cannot be subjected to another 30-month stay, even if the applicant becomes aware of additional patents that may be infringed by its product.

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

If we obtain appropriate approval in the future to market any of our oral drug product candidates, those products could potentially be covered by various government health benefit programs as well as purchased by federal agencies.  The participation in such programs or the sale of products to such agencies is subject to regulation.  The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

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

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities.  Oral drugs may be covered under Medicare Part D.  Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts.  Since 2011, manufacturers with marketed brand name drugs have been required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

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

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the Public Health Service (PHS) pharmaceutical pricing program.  Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

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

Although we currently have no products approved for commercial sale, we marketed FARESTON® through September 30, 2012 and the product was covered under various government health benefit programs as well as purchased by federal agencies.  We could be subject to liability under federal laws regulating our participation in such programs or the sale of our product to such agencies if we failed to comply with applicable requirements, including reporting prices for our products or offering products for sale at certain prices.

Regulations Pertaining to Sales and Marketing

Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws for activities related to our previous sales of FARESTON®, which we sold to a third party in 2012, or to future sales of any of our product candidates that may in the future receive regulatory and marketing approval.  Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug.  Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices.  There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent.  Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products.  The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our prior reporting (when we marketed FARESTON®) or any future reporting (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to the penalty provisions of the pertinent laws and regulations.

Research and Development

Since our inception in 1997, we have been focused on drug discovery and development programs.  Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees.  Our research and development expenses were $32.3 million for the year ended December 31, 2013, $38.9 million for the year ended December 31, 2012, and $31.9 million for the year ended December 31, 2011. As a result of the October 2013 reduction in our workforce, we are no longer conducting drug discovery activities and are focusing our research and development activities on the ongoing clinical development of our current product candidates.

 Employees

As of December 31, 2013, we had 32 employees, 8 of whom were M.D.s and/or Ph.D.s.  None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Management

The following table sets forth information about our executive officers and other key medical, clinical and regulatory officers as of February 26, 2014.

Name	Age	Position(s)
Executive Officers
Mitchell S. Steiner, M.D., F.A.C.S.	53	Chief Executive Officer and Vice Chairman of the Board of Directors
Marc S. Hanover	51	President, Chief Operating Officer and Acting Principal Financial Officer
James T. Dalton, Ph.D.	51	Vice President, Chief Scientific Officer
Henry P. Doggrell	65	Vice President, Chief Legal Officer and Secretary

Other Key Medical, Clinical and Regulatory Officers
Jeffrey G. Hesselberg	55	Vice President, Regulatory Affairs
Mary Ann Johnston, PharmD	42	Vice President, Medical Affairs and Clinical Operations

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

Marc S. Hanover, a co-founder of GTx, has served as our President and Chief Operating Officer since our inception in September 1997, and has served as our acting principal financial officer since December 31, 2013.  Mr. Hanover also served as a member of our Board of Directors until August 2011.  Prior to joining GTx, Mr. Hanover was a founder of Equity Partners International, Inc., a private equity firm in Memphis, Tennessee, and participated as a founder and investor in three healthcare companies.  From 1985 to 1997, Mr. Hanover was a Senior Vice President and a member of the Executive Management Committee of National Bank of Commerce in Memphis, Tennessee.  Mr. Hanover holds a B.S. in Biology from the University of Memphis and a MBA in Finance from the University of Memphis.

James T. Dalton, Ph.D., was appointed Vice President, Chief Scientific Officer on January 1, 2011, and prior to that he served as Vice President, Preclinical Research and Development since January 2005.  Dr. Dalton served as a scientific consultant to GTx from 1999 to 2005.  Prior to joining GTx, Dr. Dalton held several academic appointments including Assistant and Associate Professor of Pharmaceutical Sciences in the College of Pharmacy at the University of Tennessee, Memphis (1992-2000) and Professor in the Division of Pharmaceutics, College of Pharmacy at The Ohio State University (2000-2007).   SARMs were first discovered in Dr. Dalton’s research laboratories, and he is co-inventor on all SARM and GTx-758 patents.  Dr. Dalton holds a B.S. in Pharmacy from the University of Cincinnati and a Ph.D. in Pharmaceutics and Pharmaceutical Chemistry from The Ohio State University.

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

Mary Ann Johnston, PharmD, was appointed Vice President, Medical Affairs and Clinical Operations in January 2014.  Previously, she served as the Vice President, Medical Affairs since November 2012.  Before that, she served as Director, Medical Affairs and Team Leader, Medical Science Liaisons, heading up the field-based medical organization since 2009.  Prior to joining GTx, Dr. Johnston was Director, Medical Science Liaisons and Managed Markets at Actelion Pharmaceuticals specializing in pulmonary arterial hypertension. Before joining the pharmaceutical industry, Dr. Johnston practiced as a clinical specialist at the University of Texas Medical Branch in Galveston where she served as an adjunct professor for the University of Houston and University of Texas schools of pharmacy with a clinical practice focused in cardiology and critical care. Dr. Johnston holds a Doctor of Pharmacy degree from Samford University McWhorter School of Pharmacy and completed a postdoctoral residency at the Department of Veterans Affairs Medical Center in Tuscaloosa, Alabama.

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

As of December 31, 2013, we had an accumulated deficit of $455.4 million. Our net loss for the year ended December 31, 2013 was $42.1 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, and we are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and harmed our future prospects. While we expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, by the first quarter of 2015 seeking marketing approval of enobosarm 3 mg in the European Union for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced

NSCLC treated with platinum plus taxane chemotherapy, the EMA must determine that the safety and efficacy data from the POWER 1 trial are sufficient to support approval of the MAA.  However, the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support approval of the planned MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval.  If we are required to successfully conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg in order to support potential approval of enobosarm 3 mg in the European Union, we would be required to obtain substantial additional capital, and given the uncertainties inherent in the clinical development process, there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  In such event, we may be required to cease further development of our enobosarm program and forego any return on our investment from our enobosarm program. Based on recent input from the United States Food and Drug Administration, or FDA, we plan to meet again with the FDA later in the year to discuss a potential Phase 3 clinical program for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC. There can be no assurance that we will reach agreement with the FDA on any Phase 3 program for enobosarm 3 mg.  In addition, we would be required to obtain substantial additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States and there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  In any event, we do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have funded our operations primarily through public offerings and private placement of our common stock, as well as payments from our former collaborators.  We also previously recognized product revenue from the sale of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  Currently, we have no ongoing collaborations for the development and commercialization of our product candidates, and as a result of the sale of our rights and certain assets related to FARESTON®, we also currently have no sources of revenue.

If we and/or any potential collaborators are unable to develop and commercialize enobosarm or GTx-758, if development is further delayed or is eliminated, or if sales revenue from enobosarm or GTx-758 upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We will need to raise substantial additional capital and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to raise substantial additional capital to:

•                  fund our operations and conduct clinical trials, including to conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg that may be required to support approval of enobosarm 3 mg in the European Union or to pursue regulatory approval of enobosarm 3 mg in the United States;

•                  continue our research and development;

•                  seek regulatory approval for our product candidates; and

•                  commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.

As of the date of this Annual Report on Form 10-K, we estimate that  our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, to complete the development of and seek regulatory approval for enobosarm and GTx-758, we will need to obtain substantial additional funding.  Based on our current business plan and assumptions, we will need to obtain substantial additional funding to conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting, the Phase 1 clinical trials we plan to conduct to support a potential MAA submission to the EMA for enobosarm 3 mg or any additional Phase 3 clinical trial we may have to conduct to seek approval from any regulatory authorities for enobosarm 3 mg.  Our future funding requirements will depend on many factors, including:

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings, or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to file a new drug application, or NDA, for enobosarm 3 mg, we announced a workforce reduction of approximately 60%.  If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash.  Cost-cutting measures that we may take in the future may not be sufficient to enable use to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we announced in March 2014 that we completed a private placement of common stock and warrants to purchase additional common stock for gross proceeds of approximately $21.3 million, which financing was substantially dilutive, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted if we are unable to obtain approval of enobosarm 3 mg in the European Union or if we are required to conduct additional Phase 3 development of enobosarm 3 mg to obtain any such approval.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm and GTx-758 programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to obtain regulatory approval of our product candidates from the EMA or FDA may harm our prospects.

A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC, and we are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg.  We announced in August 2013 that these two Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the FDA.  The failure of the POWER trials to meet each of the co-primary endpoints significantly depressed our stock price and harmed our future prospects.  While we expect to submit a MAA to the EMA for the marketing approval of enobosarm 3 mg in the European Union for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy by the first quarter of 2015, the EMA may determine that the safety and efficacy data from the POWER 1 trial are insufficient to support approval of the planned MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval, which would require us to obtain substantial additional funding to conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg.  Given the uncertainties inherent in the clinical development process, there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  In such event, we may be required to cease further development of our enobosarm program and forego any return on our investment from our enobosarm program and we could be required to cease operations.  Based on recent input from the FDA, we plan to meet again with the FDA later in the year to discuss a potential Phase 3 clinical program for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC. There can be no assurance that we will reach agreement with the FDA on any Phase 3 program for enobosarm 3 mg.  In addition, we would be required to obtain substantial additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States and there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  Typically, the failure rate for development candidates is high.  If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA.  Although, based on our recent meetings with European regulators, we believe we expect to submit a MAA to the EMA for the more narrow indication of enobosarm 3 mg to prevent and treat muscle wasting in advanced NSCLC patients treated with platinum plus taxane chemotherapy, there is no guarantee that the EMA will approve our MAA, which could result in the requirement that we conduct additional clinical studies or our ceasing further development of enobosarm program.  Based on recent input from the United States Food and Drug Administration, or FDA, we plan to meet again with the FDA later in the year to discuss a potential Phase 3 clinical program for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC.  There can be no assurance that we and the FDA will agree on a Phase 3 clinical program for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC.  Even if we reach agreement with the FDA to conduct additional Phase 3 clinical trials of enobosarm 3 mg and we believe the results from any trial we conduct to be positive, the efficacy and/or safety results from the trials still may be found to be insufficient to support the submission of a NDA to the FDA or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, notifying us that the FDA would not approve the NDA.  We have since discontinued our toremifene development programs.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates.  We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through a new partnership, collaboration or financing.  In this regard, we do not have sufficient funds to conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting, the Phase 1 clinical trials we plan to conduct to support a potential MAA submission for enobosarm 3 mg, and any additional Phase 3 clinical trial we may have to conduct to seek approval from any regulatory authority for enobosarm 3 mg is subject to our ability to raise additional funds.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. This license agreement, under which we were granted rights to SARM compounds and technologies, including enobosarm, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the agreement and fail to cure that breach. If this agreement is terminated, then we may lose our rights to utilize the SARM technology and intellectual property covered by that agreement to market, distribute and sell licensed products, including enobosarm, which may prevent us from continuing a substantial part of our business and may result in a material and serious adverse effect on our financial condition, results of operations and any prospects for growth.

If some or all of our or our licensors’ patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates, including in those jurisdictions in which we have no patent protection.

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

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries, including the EMA. Failure to obtain regulatory approval for a product candidate will prevent us or any potential collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA, EMA or any other regulatory approvals to market any of our product candidates for the foreseeable future, if at all.  The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or the EMA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. Any FDA approval may also impose risk evaluation mitigation strategies, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA and EMA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. While we expect to submit a MAA to the EMA for the marketing approval of enobosarm 3 mg in the European Union for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy by the first quarter of 2015, the EMA may determine that the safety and efficacy data from the POWER 1 trial are insufficient to support approval of the planned MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval.  Based on recent input from the FDA, we plan to meet again with the FDA later in the year to discuss a potential Phase 3 clinical program for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC. There can be no assurance that we will reach agreement with the FDA on any Phase 3 program for enobosarm 3 mg.  Additionally, there can be no assurance that the FDA will determine that the data from our ongoing clinical trial or future clinical trials of GTx-758 will be sufficient for approval of this product candidate in any indication.  For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential clinical trials of enobosarm or GTx-758, which could require us to abandon the development of the affected product candidate.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate.  Even if we submit an application to the FDA, the EMA and other foreign regulatory authorities for marketing approval of a product candidate, it may not result in any marketing approval.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the European Union, or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of this Annual Report on Form 10-K for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

Risks Related to Commercialization

The commercial success of any products that we and/or any potential collaborators may develop will depend upon the market and the degree of market acceptance among physicians, patients, health care payors and the medical community.

Based upon our recent meetings with European regulators, we expect to submit a MAA to the EMA by the first quarter of 2015 for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  We anticipate that the commercial prospects for the drug product candidate could be diminished as a result of this more limited product indication.  Additionally, any products that we and/or any potential collaborators may develop, including enobosarm 3 mg, may not gain market acceptance for its stated indication among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If our competitors are better able to develop and market products than any products that we and/or any potential collaborators may develop, our commercial opportunity will be reduced or eliminated.

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

We are developing GTx-758 for secondary hormonal therapy in men with metastatic and nonmetastatic CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758.  Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer.  Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel. Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC prior in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy.  Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic castrate resistant prostate cancer prior to chemotherapy.  GTx-758 is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  Our former Chief Financial Officer also resigned from GTx, effective December 31, 2013.  Primarily as a result of our October 2013 workforce reduction, only 32 employees remained as employees of GTx as of December 31, 2013.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.

We will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

As of December 31, 2013, we had only 32 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  announcements regarding our ability to complete the prerequisites for and submit a MAA to the EMA seeking marketing approval for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy;

•                  announcements regarding our ability to determine, in consultation with the FDA, a feasible pathway forward to seek marketing approval for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC;

•                  our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

•                  delays in the initiation, enrollment and/or completion of our ongoing and planned clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing clinical trials of enobosarm and GTx-758;

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

As of March 10, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 65.9% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 39.8% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, and the closing bid price of our common stock on March 7, 2014 was $1.70 share. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other applicable listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the minimum bid price requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.  Although we have recently completed a study to determine whether any Section 382 limitations existed through December 31, 2013 and we do not believe that any Section 382 limitations existed at that time, Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination.  In any event, changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation.  If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

For the 12-month period ended December 31, 2013, the average daily trading volume of our common stock on The NASDAQ Global Market was 696,413 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2013, we had 63,185,389 shares of common stock outstanding.

In March 2014, we completed a private placement of 11,976,048 shares of our common stock and warrants to purchase 10,179,642 shares of our common stock.  Pursuant to the terms of a registration rights agreement we entered into in connection with the private placement, we agreed to file a registration statement under the Securities Act registering the resale of the 11,976,048 shares of common stock we issued to the investors in the private placement, which include J.R. Hyde, III, our largest stockholder, as well as the 10,179,642 shares of common stock underlying the warrants we issued to those investors.  In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the investors in the private placement are entitled to notice of the registration and are entitled to include, at our expense, their shares of common stock in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.  Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 7.9 million shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investor in our March 2014 private placement, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

We sublease approximately 31,000 square feet of office space located at 175 Toyota Plaza, Memphis, Tennessee, under an operating lease which expires on April 30, 2015.  Subsequent to the reduction in force implemented in October 2013, we cancelled our sublease of approximately 31,000 square feet of laboratory and office space located at 3 North Dunlap Street, Memphis, Tennessee from the University of Tennessee Research Foundation, effective December 31, 2013.

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

	2013		2012
	High	Low	High	Low
First Quarter	$5.41	$4.15	$6.55	$3.15
Second Quarter	7.24	3.85	3.92	2.62
Third Quarter	7.14	1.31	5.35	3.29
Fourth Quarter	2.09	1.41	4.92	3.39

On March 7, 2014, the closing price of our common stock as reported on The NASDAQ Global Market was $1.70 per share and there were approximately 76 holders of record of our common stock.

Performance Graph(1)

The rules of the SEC require that we include in our annual report to stockholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us.  We have elected to use The NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ Stock Market) and The NASDAQ Biotechnology Index (consisting of a group of approximately 122 companies in the biotechnology sector) for purposes of the performance comparison that appears below.

The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2008 on The NASDAQ Global Market for:  (1) our common stock; (2) The NASDAQ Composite Index and (3) The NASDAQ Biotechnology Index.  All values assume reinvestment of the full amounts of all dividends.  No dividends have been declared on our common stock.  The closing sale price of our common stock on December 31, 2013 as reported on The NASDAQ Global Market was $1.65.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among GTx Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

(1) The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of GTx, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Collaboration revenue	$—	$—	$8,066	$56,786	$11,441

Expenses:
Research and development expenses	32,318	38,887	31,938	28,495	32,344
General and administrative expenses	11,281	10,845	12,027	13,194	27,165
Total expenses	43,599	49,732	43,965	41,689	59,509
(Loss) income from operations	(43,599)	(49,732)	(35,899)	15,097	(48,068)
Other (expense) income, net	1,488	(19)	398	1,363	188
(Loss) income from operations before income taxes	(42,111)	(49,751)	(35,501)	16,460	(47,880)
Income tax benefit	—	8,821	886	—	770
Net (loss) income from continuing operations	(42,111)	(40,930)	(34,615)	16,460	(47,110)
Income (loss) from discontinued operations before income taxes	—	22,676	2,207	(1,166)	1,386
Income tax expense	—	(8,821)	(886)	—	(532)
Net (loss) income from discontinued operations	—	13,855	1,321	(1,166)	854
Net (loss) income	$(42,111)	$(27,075)	$(33,294)	$15,294	$(46,256)

Net (loss) income per share — basic and diluted:
Net (loss) income from continuing operations	$(0.67)	$(0.65)	$(0.60)	$0.42	$(1.29)
Net (loss) income from discontinued operations	—	0.22	0.02	(0.03)	0.02
Net (loss) income per share	$(0.67)	$(0.43)	$(0.58)	$0.39	$(1.27)

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,729	$56,089	$74,440	$58,631	$49,044
Working capital	10,604	47,320	71,015	55,149	34,876
Total assets	15,605	57,774	78,656	64,583	56,034
Accumulated deficit	(455,360)	(413,249)	(386,174)	(352,880)	(368,174)
Total stockholders’ equity (deficit)	10,684	47,701	71,874	51,727	(8,750)

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for prostate and breast cancer, cancer supportive care, including prevention and treatment of cancer-related muscle wasting, and other serious medical conditions.

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a hormonal therapy for the treatment of metastatic breast cancer.  Our lead SARM product candidate, enobosarm (GTx-024), has to date been evaluated in fourteen completed or ongoing clinical trials enrolling approximately 1,320 subjects, including in three Phase 2 and two Phase 3 clinical trials.  Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the United States Food and Drug Administration, or FDA.  However, efficacy data from the studies demonstrated enobosarm’s consistent effect on maintaining or improving lean body mass compared to placebo and that maintenance or improvement in lean body mass is potentially associated with longer survival in patients, regardless of treatment.  As for safety, enobosarm was generally well tolerated, with the occurrence of serious adverse events similar across the placebo and treated groups.

Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the European Medicines Agency, or EMA.  Therefore, we met with representatives from two member countries to the EMA in January of 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a marketing authorization application, or MAA, in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  Based on input from the two member countries, we believe data from the POWER 1 trial, as well as supporting data from the POWER 2 trial, are sufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy. We plan to initiate seven Phase 1 clinical studies that are typically required for registration purposes and develop a pediatric investigational plan, or PIP, necessary for submission of the MAA.  We currently expect to submit the MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy by the first quarter of 2015, after completion of the Phase 1 studies and acceptance of the PIP by the EMA’s Pediatric Committee.

In our meeting with the FDA in February 2014 to review and discuss the results of the POWER clinical trials, we learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application, or NDA, for enobosarm 3 mg. However, based on input from the FDA meeting, we believe there is a regulatory path forward for enobosarm 3 mg in the United States, and we plan to meet again with the FDA to discuss a potential Phase 3 clinical program evaluating enobosarm 3 mg for an indication of muscle wasting or cachexia in patients with NSCLC.  Any such Phase 3 clinical program would be subject to our ability to obtain additional funding and would be required to be successfully completed prior to any NDA submission to the FDA for enobosarm 3 mg.

We conducted the POWER 1 and POWER 2 clinical trials of enobosarm at sites in the United States, Europe, Russia and South America.  Each of the placebo-controlled, double-blind clinical trials was fully enrolled during the fourth quarter of 2012, with approximately 325 patients in each clinical trial.  In each of these clinical trials, patients with Stage III or IV NSCLC were randomized to placebo or enobosarm 3 mg at the time they began first line chemotherapy.  The last patients completed the Phase 3 clinical trials in May 2013.  The vital status (survival) of patients participating in the trials will continue to be periodically monitored in accordance with the clinical trial protocols and is still ongoing.  The trials evaluated as co-primary endpoints the effect of enobosarm versus placebo on total lean body mass (muscle) assessed by dual x-ray absorptiometry, or DXA, and on physical function assessed by the Stair Climb Test at three months. Durability of effect was assessed as a secondary endpoint at five months in those patients who responded at Day 84.

SARMs also have the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  Nonselective steroidal androgens have been used to treat breast cancer; however, the unwanted virilizing side effects have limited their widespread clinical use. We believe that enobosarm, by targeting the androgen receptor, or AR, in estrogen receptor, or ER, positive breast cancer, has the potential to provide clinical benefit to women with metastatic breast cancer by treating their disease while minimizing the unwanted masculinizing side effects associated with steroidal androgens, and unlike androgens, cannot be converted into an estrogen.  In the second quarter of 2013, we initiated a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Nine clinical study sites in the U.S. have fully enrolled the study with 22 postmenopausal women with metastatic breast cancer to assess clinical benefit response after six months of enobosarm 9 mg treatment, which is defined as either those women receiving treatment who have demonstrated a complete response (disappearance of all targeted lesions), a partial response (at least a 30 percent decrease in the sum of the diameters of the targeted lesions) or stable disease (no disease progression from baseline).  In February 2014, we reported that enobosarm 9 mg continues to be well tolerated by patients in the study, and that we expect to meet the pre-specified goal of demonstrating, after six months of treatment, at least three clinical benefit responses in at least 14 patients with AR positive and ER positive breast cancer. The study is ongoing and data from all patients in the study is expected late in the second quarter of 2014.

Additionally, we are developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with metastatic and nonmetastatic castration resistant prostate cancer, or CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT.  We believe GTx-758 has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.  We also believe that GTx-758 may be effective, in combination with ADT, as a secondary hormonal treatment of advanced prostate cancer by reducing free testosterone to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

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

GTx is currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or nonmetastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a >

50% decline from baseline in serum PSA by Day 90. Other key endpoints include serum SHBG and total and free testosterone levels, as well as prostate cancer progression, in the study subjects.   In addition, the clinical study will evaluate the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss.  The Phase 2 clinical trial allows us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs.  The original trial design provided for 75 total subjects to be enrolled in three sequential dosing arms, with the first 25 subjects in the study being enrolled in the GTx-758 125 mg dosing arm.  Assuming that an acceptable incidence of VTEs was observed when the last subject enrolled in the GTx-758 125 mg dosing arm completed one 30 day cycle of therapy, enrollment of the next 25 subjects would commence in the GTx-758 250 mg dosing arm.  Similarly, the GTx-758 500 mg dosing arm was to have commenced enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms and management had decided to continue testing at the next higher dose.  After reviewing data collected from the GTx-758 125 mg dosing arm indicating the ability of the drug to substantially increase SHBG and lower free testosterone without any unexpected side effects occurring, the clinical trial protocol was amended in the third quarter of 2013 to eliminate the 500 mg dosing arm and to increase the number of subjects to be enrolled in the 125 mg and the 250 mg dosing arms to 38 patients per arm. Enrollment in the 125 mg cohort has been completed without any occurrence of VTEs, and after a pre-specified safety review by the independent Data Safety Monitoring Board, we are now enrolling subjects in the 250 mg arm.  Depending upon the safety and efficacy data observed in the 125 mg cohort and assuming no safety issues are observed in the first ten metastatic patients enrolled in the 250 mg cohort, enrollment of the 250 mg cohort will be opened to individuals with metastatic or nonmetastatic CRPC.  The study is ongoing and data from all patients in the study is expected late in the second half of 2014.

Financial Highlights

Our net loss for the year ended December 31, 2013 was $42.1 million.  We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At December 31, 2013, we had cash, cash equivalents and short-term investments of $14.7 million compared to $56.1 million at December 31, 2012.  On March 6, 2014, we completed a private placement of units consisting of 11,976,048 shares of common stock and warrants to purchase 10,179,642 shares of our common stock for gross proceeds of approximately $21.3 million.  The warrants, which have a one year term, have a per share exercise price of $1.67 that is payable only in cash.  If exercised in full, the warrants could result in additional gross proceeds of approximately $17.0 million.  As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, to complete the development and seek regulatory approval for any of our product candidates, we will need to obtain substantial additional funding.  Based on our current business plan and assumptions, we will need to obtain substantial additional funding to conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting and the Phase 1 clinical trials we plan to conduct to support a potential MAA submission to the EMA for enobosarm 3 mg.

While we have been able to fund our operations to date, we do not currently have any commitments for future external funding and we would need to obtain substantial additional funding to conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In October 2013, following our receipt of the negative results in our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

Research and Development

Since our inception in 1997, we have been focused on drug discovery and development programs.  Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees.  As a result of the October 2013 reduction in our workforce, we are no longer conducting drug discovery activities and we are focusing our research and development activities on the ongoing clinical development of our current product candidates.

We expect that our research and development expenses for fiscal year 2014 will decrease as compared to fiscal year 2013 due to the completion of the POWER 1 and POWER 2 clinical trials in 2013.

There is a substantial risk that any development program may not produce revenue. Moreover, because of uncertainties inherent in drug development, including those factors described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, we may not be able to successfully develop and commercialize any of our product candidates.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions.  General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relation services.  We expect our general and administrative expenses for fiscal year 2014 to decrease from fiscal year 2013 due to the reduction in force that was implemented in October 2013.

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

The determination of the fair value of stock options on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, and risk-free interest rate.  We estimate the expected life of options by calculating the average of the vesting term and contractual term of the options.  We estimate the expected stock price volatility based on the historical volatility of our common stock.  The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options.  Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future.  The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Share-based compensation also includes, beginning October 2013, restricted stock units, or RSUs, granted to employees under our 2013 equity incentive plan.  We estimate the fair value of RSUs using the closing price of our stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

The following table summarizes share-based compensation expense included within the statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Research and development expenses	$1,875	$1,046	$1,972
General and administrative expenses	1,993	1,771	2,432
Total share-based compensation	$3,868	$2,817	$4,404

Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2013, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $135,000, $169,000 and $178,000, respectively.  At December 31, 2013, the total compensation cost related to non-vested stock options not yet recognized was approximately $4.4 million with a weighted average expense recognition period of 1.97 years.  At December 31, 2013, the total compensation cost related to non-vested RSUs not yet recognized was approximately $1.4 million with a weighted average expense recognition period of five months.

Income Taxes

We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at December 31, 2013 and 2012, net of the valuation allowance, the net deferred tax assets were reduced to zero.

We have recognized the tax effect of discontinued operations in the statements of operations in accordance with the intra-period accounting rules for the year ended December 31, 2012 and 2011.  An offsetting tax benefit is recorded in continuing operations in each year in which tax expense was recognized for discontinued operations.

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

In 2011, after discontinuing our toremifene 80 mg development program, we recorded an impairment charge of $1.6 million.  The impaired intangible asset consisted of capitalized license fees paid to Orion Corporation related to our toremifene 80 mg program.  The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2011.

Discontinued Operations

Effective September 30, 2012, we completed the sale of FARESTON® for a total cash purchase price of $21.7 million, including payment for purchased inventory.  We have accounted for FARESTON® as a discontinued operation.  As a result, revenue, cost of goods sold, and operating expenses relating to FARESTON® have been excluded from their respective captions in the statements of operations and have been included in discontinued operations for the years ended December 31, 2012 and 2011.

Revenue Recognition

Our revenues for the years ended December 31, 2012 and 2011 consisted of product sales of FARESTON®, which is included in income from discontinued operations before income taxes, and in 2011, also consisted of revenues derived from our former collaboration and license agreements.

Revenue from product sales of FARESTON® was recognized less deductions for estimated sales discounts and sales returns.  Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured.  We accounted for rebates to certain governmental agencies as a reduction of product sales.  We allow customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date.  Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012.  Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At December 31, 2013 and December 31, 2012, our accrual for product returns, was $918,000 and $1.2 million, respectively.

Collaboration revenue for the year ended December 31, 2011 consisted of non-refundable upfront payments and license fees associated with our former collaboration and license agreement with Ipsen Biopharm Limited, or Ipsen, and was based on the performance requirements of the agreement.  We analyzed the agreement, which included multiple element arrangements, to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting.

Results of Operations

Collaboration Revenue

There was no collaboration revenue recognized for the years ended December 31, 2013 and 2012.  Collaboration revenue was $8.1 million for the year ended December 31, 2011, which resulted from recognition of all remaining unamortized deferred revenue due to the termination of our former license and collaboration agreement with Ipsen in March 2011.

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Years Ended December 31,
Proposed Candidate / Proposed Indication	Program	2013	2012	2011
		(in thousands)
Enobosarm
3 mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	$18,541	$24,320	$10,474

Enobosarm
9 mg
Treatment of women with AR positive and ER positive metastatic breast cancer	SARM	1,980	—	—

GTx-758
Secondary hormonal therapy in men with metastatic and nonmetastatic CRPC	Selective ER alpha agonist	5,492	7,458	12,052

Other research and development		6,305	7,109	9,412

Total research and development expenses		$32,318	$38,887	$31,938

Research and development expenses decreased 17% to $32.3 million for the year ended December 31, 2013 from $38.9 million for the year ended December 31, 2012.  The $5.8 million decrease in enobosarm 3 mg research and development expenses was due primarily to a decrease in expenses as the last patients completed the POWER 1 and POWER 2 Phase 3 clinical trials for enobosarm 3 mg in May 2013.   Research and development expenses for enobosarm 9 mg increased as we initiated in the second quarter of 2013 a Phase 2 clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Additionally, research and development expenses related to GTx-758 decreased $2.0 million from the year ended December 31, 2012. During year ended December 31, 2013, we were conducting our ongoing Phase 2 clinical trial evaluating GTx-758 as secondary hormonal therapy in men with metastatic and nonmetastatic CRPC, which was initiated in the third quarter of 2012. In the first quarter of 2012, we discontinued our three Phase 2 clinical trials of GTx-758 to treat men with advanced prostate cancer.

Research and development expenses increased 22% to $38.9 million for the year ended December 31, 2012 from $31.9 million for the year ended December 31, 2011.  The $13.8 million increase in research and development expenses related to enobosarm 3 mg was due primarily to an increase in the costs related to the enrollment of and operations related to the two POWER Phase 3 clinical trials for enobosarm.  The decrease in research and development expenses related to GTx-758 was due to the discontinuance in the first quarter of 2012 of the three Phase 2 clinical trials of GTx-758 to treat men with advanced prostate cancer that were placed on full clinical hold by the FDA, partially offset by the initiation in the third quarter of 2012 of the Phase 2 clinical trial to evaluate lower doses of GTx-758 as secondary hormonal therapy in men with metastatic CRPC.

 “Other research and development” expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities for the years ended December 31, 2013, 2012 and 2011.  For the year ended December 31, 2011, “Other research and development” also included research and development expenses of $2.0 million, which included an impairment charge of $1.6 million, for toremifene 80 mg development and $486,000 for toremifene 20 mg development.

General and Administrative Expenses

General and administrative expenses increased 4% to $11.3 million for the year ended December 31, 2013 from $10.8 million for the year ended December 31, 2012.  This increase was primarily due to increased legal expenses related to intellectual property activities and the preparation of new equity incentive plans.

General and administrative expenses decreased 10% to $10.8 million for the year ended December 31, 2012 from $12.0 million for the year ended December 31, 2011.  This decrease was primarily due to reduced salary and benefit expenses related to employee attrition of $739,000 and decreased legal expenses of $373,000.

Other (Expense) Income, Net

Other income, net for the year ended December 31, 2013 was $1.5 million compared to other expense, net of $19,000 for the year ended December 31, 2012.  For the year ended December 31, 2013, we recorded a gain of $1.4 million from the sale of research and development property and equipment sold subsequent to the workforce reduction that occurred in October 2013.  Other expense, net for the year ended December 31, 2012 was $19,000 compared to other income, net of $398,000 for the year ended December 31, 2011.

Discontinued Operations

Income from discontinued operations before income taxes was $22.7 million for the year ended December 31, 2012 and consisted of FARESTON® operating income of $3.8 million and the recognition of a gain of $18.8 million on the sale of rights and certain assets related to FARESTON®.  Income from discontinued operations before income taxes for the year ended December 31, 2011 consisted of FARESTON® operating income.

The components of FARESTON® operating income for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Product sales, net	$5,284	$6,673
Cost of product sales	(784)	(1,055)
Operating expenses	(655)	(3,411)
FARESTON® operating income	$3,845	$2,207

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

Liquidity and Capital Resources

We have financed our operations to date primarily through public offerings and private placements of our common stock, as well as payments from our former collaborators.  We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials.  As of December 31, 2013, we had an accumulated deficit of $455.4 million, which resulted primarily from:

•             our research and development activities associated with:

•                     the preclinical and clinical development of our SARM compounds, including enobosarm for the prevention and treatment of muscle wasting in patients with cancer;

•                     the preclinical and clinical development of GTx-758 for the treatment of advanced prostate cancer;

•                     the development of our discontinued toremifene 80 mg product candidate to reduce fractures and treat other estrogen deficiency side effects of androgen deprivation therapy in men with prostate cancer, including two Phase 2 clinical trials, a Phase 3 clinical trial, and the preparation and submission of a NDA to the FDA;

•                     the development of our discontinued toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, including a Phase 2b clinical trial and a Phase 3 clinical trial;

•                     the preclinical development of other product candidates; and

•                  general and administrative expenses.

We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive regulatory approvals.

At December 31, 2013, we had cash, cash equivalents and short-term investments of $14.7 million, compared to $56.1 million at December 31, 2012 and $74.4 million at December 31, 2011.  On March 6, 2014, we completed a private placement of units consisting of 11,976,048 shares of common stock and warrants to purchase 10,179,642 shares of our common stock for gross proceeds of approximately $21.3 million.  The warrants, which have a one year term, have a per share exercise price of $1.67 that is payable only in cash.  If exercised in full, the warrants could result in additional gross proceeds of approximately $17.0 million.

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

In September 2006, we entered into a collaboration and license agreement with Ipsen, under which Ipsen paid us €21.5 million (approximately $27.1 million) as a license fee and expense reimbursement and paid us €1.5 million in equal installments over a three year period from the date of the agreement.  In September of 2009, 2008, and 2007, we received €500,000 (approximately $726,000, $711,000, and $688,000, respectively) from Ipsen for the three annual installment payments.  In February 2008, we earned a milestone of €1.0 million (approximately $1.5 million) with the achievement of the primary endpoint in the toremifene 80 mg Phase 3 clinical trial.  As a result of the termination of our collaboration with Ipsen in March of 2011, we will not receive any future milestone payments, royalties or reimbursement of clinical development expenses from Ipsen that were provided for under our former collaboration with Ipsen.

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

	Years Ending December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(43,971)	$(37,109)	$(33,089)
Net cash provided by (used in) investing activities	9,237	21,405	(10,299)
Net cash provided by financing activities	1,219	3	48,952
Net (decrease) increase in cash and cash equivalents	$(33,515)	$(15,701)	$5,564

Net cash used in operating activities in all periods resulted primarily from funding our operations.

Net cash provided by investing activities for the year ended December 31, 2013 resulted from the maturities of short-term investments of $9.3 million and proceeds from the sale of property and equipment of $1.4 million, offset partially by the purchase of short-term investments of $1.4 million and the purchase of information technology equipment and research and development equipment of approximately $32,000.  Net cash used in investing activities for the year ended December 31, 2012 resulted from the proceeds from the sale of FARESTON®, net of cash expenses, of $18.9 million and the maturities of short-term investments of $14.6 million, offset by the purchase of short-term investments of $12.0 million and the purchase of information technology equipment and research and development equipment of approximately $142,000.  Net cash used in investing activities for the year ended December 31, 2011 resulted from the purchase of short-term investments of $15.1 million and the purchase of information technology equipment and research and development equipment of approximately $54,000, offset by the maturities of short-term investments of $4.9 million.

Net cash provided by financing activities for the year ended December 31, 2013, 2012 and 2011 reflected proceeds from the exercise of employee stock options of $1.2 million, $85,000 and $55,000, respectively.  For the year ended December 31, 2011, net cash provided by financing activities also reflected net proceeds from our underwritten public offering of common stock of $49.0 million in June 2011.  Proceeds in all years presented were reduced by payments on our capital lease and financed equipment obligations.

As of the date of this Annual Report on Form 10-K, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, to complete the development of and seek regulatory approval for enobosarm and GTx-758, we will need to obtain substantial additional funding.  Based on our current business plan and assumptions, we will need to obtain substantial additional funding to conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting and the Phase 1 clinical trials we plan to conduct to support a potential MAA submission to the EMA for enobosarm 3 mg.

Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part I, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any.  Our future funding requirements will depend on many factors, including:

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In October 2013, following our receipt of the negative results in our POWER 1 and POWER 2 clinical trials evaluating enobosarm 3 mg, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we announced in March 2014 that we completed a private placement of common stock and warrants to purchase common stock for gross proceeds of approximately $21.3 million, which financing was substantially dilutive, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints, and may in the future be adversely impacted by the uncertainty regarding our ability to obtain approval of enobosarm 3 mg in the European Union in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm and GTx-758 programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Contractual Obligations

At December 31, 2013, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations(2)	$738	$553	$185	$—	$—

(1)

This table does not include any royalty obligations under our license agreement with UTRF as the timing and likelihood of such payments are not known. In addition to the minimum payments due under our current license agreement, we may be required to pay royalties on any net sales of product if we receive regulatory approval for a SARM product candidate, including enobosarm, and successfully market the product. Additionally, if we sublicense rights under our SARM License Agreement, we also are obligated to pay a sublicense royalty on any licensing fee or milestone payments we may receive from a sublicensee.

(2)

Our long-term commitment under the operating lease consists of payments relating to a sublease for office space at 175 Toyota Plaza, Memphis, Tennessee. The sublease for the premises at 175 Toyota Plaza expires on April 30, 2015 and includes escalating rental payments.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of standard finance, special purpose entities or variable interest entities.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in Federal Deposit Insurance Corporation insured certificates of deposit.  The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss.  We do not use derivative financial instruments in our investment portfolio.  The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2013.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials.  Most of our foreign expenses incurred are associated with conducting clinical trials for enobosarm at clinical trial sites in Europe.  Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our financial position, results of operations and cash flows.  A hypothetical 10% increase or decrease in foreign exchange rates would result in an immaterial change in our financial assets and liabilities denominated in euros.  This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2013.  Actual results may differ materially.   We have elected not to hedge our exposure to foreign currency fluctuations.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on this evaluation, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2014 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the “2014 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(1)  The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled “Proposal No. 1 — Election of Directors” and “Additional Information About the Board of Directors and Certain Corporate Governance Matters” appearing in the 2014 Proxy Statement.  Such information is incorporated herein by reference.

(2)  The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2014 Proxy Statement.  Such information is incorporated herein by reference.

(3)  The information required by this Item concerning our executive officers is set forth in the section entitled “Management — Executive Officers of Registrant” in Part I, Item 1 of this Form 10-K.

(4)   Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees as well as Guidelines on Governance Issues.  These documents are available on our Web site (www.gtxinc.com) under “About GTx” at “Governance.”  We will provide a copy of these documents to any person, without charge, upon request, by writing to us at GTx, Inc., Director, Corporate Communications and Financial Analysis, 175 Toyota Plaza, Suite 700, Memphis, Tennessee 38103.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our Web site at the address and the location specified above.

ITEM 11.                                         EXECUTIVE COMPENSATION

(1)  The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2014 Proxy Statement under the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

(2)  The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Compensation Committee Interlocks and Insider Participation.”

(3)  The information required by this Item concerning our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Compensation Committee Report.”

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(1)  The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

(2)  The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Equity Compensation Plan Information.”

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(1)  The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.”

(2)  The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Additional Information About the Board of Directors and Certain Corporate Governance Matters — Director Independence.”

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information from the 2014 Proxy Statement under the section entitled “Proposal No. 3 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Index to Financial Statements

Page	Description
F-2	Management’s Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2013 and 2012
F-6	Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
F-7	Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
F-8	Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
F-9	Notes to Financial Statements

(a)(2)  Financial statement schedules are omitted as they are not applicable.

(a)(3)  See 15(b) below.

(b)  Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment among Registrant, J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5+	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	—	—	—	—

4.6+	Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated March 6, 2014	—	—	—	—

4.7+	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated March 3, 2014, among the Registrant, J.R. Hyde, III and The Pyramid Peak Foundation	—	—	—	—

10.1†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation	10-Q	000-50549	10.40	11/09/2007

10.2	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.47	03/03/2009

10.3*	Form of Indemnification Agreement	S-1	333-109700	10.12	12/22/2003

10.4*	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.1	03/15/2010

10.5*	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.2	03/15/2010

10.6*	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.3	03/15/2010

10.7*	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.4	03/15/2010

10.8*	GTx, Inc. 2004 Equity Incentive Plan and Form of Stock Option Agreement	S-1	333-109700	10.5	01/15/2004

10.9*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	05/06/2008

10.10*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 and Form of Stock Option Agreement	10-K	000-50549	10.52	03/03/2009

10.11*	GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement	S-1	333-109700	10.6	01/15/2004

10.12*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan, effective April 26, 2006	8-K	000-50549	10.1	04/27/2006

10.13*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan	10-Q	000-50549	10.35	08/09/2006

10.14*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan, as amended effective November 4, 2008	10-K	000-50549	10.51	03/03/2009

10.15*	GTx, Inc. 2013 Equity Incentive Plan	S-8	333-188377	99.1	05/06/2013

10.16*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan (Standard Form)	10-Q	000-50549	10.2	07/22/2013

10.17*	Form of Retention Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.3	11/12/2013

10.18*	Form of Retention Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.4	11/12/2013

10.19*	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	S-8	333-188377	99.2	05/06/2013

10.20*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	10-Q	000-50549	10.4	07/22/2013

10.21*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mitchell S. Steiner, M.D.	10-K	000-50549	10.19	03/05/2013

10.22*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Marc S. Hanover	10-K	000-50549	10.20	03/05/2013

10.23*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mark E. Mosteller	10-K	000-50549	10.21	03/05/2013

10.24*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell	10-K	000-50549	10.22	03/05/2013

10.25*	Amended and Restated Employment Agreement dated February 14, 2013 between Registrant and James T. Dalton	10-K	000-50549	10.23	03/05/2013

10.26*	Form of Retention Benefits Letter Agreement for Mitchell S. Steiner and Marc S. Hanover	10-Q	000-50549	10.1	11/12/2013

10.27*	Form of Retention Benefits Letter Agreement for James T. Dalton and Henry P. Doggrell	10-Q	000-50549	10.2	11/12/2013

10.28*+	Confidential Separation Agreement and General Release, dated December 20, 2014, between Registrant and Mark E. Mosteller	—	—	—	—

10.29*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008	10-K	000-50549	10.53	03/03/2009

10.30*	2013 Compensation Information for Registrant’s Executive Officers	10-K	000-50549	10.26	03/05/2013

10.31*+	2014 Compensation Information for Registrant’s Executive Officers	—	—	—	—

10.32*	Directors’ Deferred Compensation Plan, as amended effective November 4, 2008	10-K	000-50549	10.49	03/03/2009

10.33*	Directors’ Deferred Compensation Plan, as amended and restated effective February 14, 2013	10-K	000-50549	10.28	03/05/2013

10.34*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 18, 2011	10-Q	000-50549	10.50	05/09/2011

10.35*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 14, 2013	10-K	000-50549	10.30	03/05/2013

10.36	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.	S-1	333-109700	10.13	10/15/2003

10.37	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.	S-1	333-109700	10.14	10/15/2003

10.38	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.	10-Q	000-50549	10.27	07/27/2005

10.39	Sublease Agreement dated October 1, 2009 between Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.55	03/15/2010

10.40	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009	10-Q	000-50549	10.59	08/09/2011

10.41	Second Memorandum of Understanding Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	07/22/2013

10.42	Third Memorandum of Understanding, made effective as of October 1, 2013, Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	11/12/2013

10.43	Sublease Agreement, dated December 17, 2007, by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.46	03/11/2008

10.44	First Amendment, dated July 21, 2008, to the Sublease and Parking Sublicense Agreements dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.54	03/03/2009

10.45	Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.57	03/08/2011

10.46+	Securities Purchase Agreement, dated March 3, 2014, by and among Registrant, J.R. Hyde, III and The Pyramid Peak
	Foundation	—	—	—	—

23.1+	Consent of Independent Registered Public Accounting Firm	—	—	—	—

24.1+	Power of Attorney (included on the signature pages hereto)	—	—	—	—

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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

GTx, Inc.

By	/s/ Mitchell S. Steiner
Mitchell S. Steiner, M.D., F.A.C.S.
	Chief Executive Officer, Vice Chairman and Director	Date: March 12, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mitchell S. Steiner and Marc S. Hanover, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ J. R. Hyde, III	Chairman of the Board of Directors	March 12, 2014
J. R. Hyde, III

/s/ Mitchell S. Steiner	Chief Executive Officer, Vice Chairman and	March 12, 2014
Mitchell S. Steiner, M.D., F.A.C.S.	Director (Principal Executive Officer)

	President and Chief Operating Officer and	March 12, 2014
/s/ Marc S. Hanover	Acting Principal Financial Officer
Marc S. Hanover	(Principal Financial Officer)

/s/ Jason T. Shackelford	Corporate Controller, Director of Accounting and Acting Principal Accounting Officer	March 12, 2014
Jason T. Shackelford	(Principal Accounting Officer)

/s/ Michael G. Carter	Director	March 12, 2014
Michael G. Carter, M. D.

/s/ Barrington J. A. Furr	Director	March 12, 2014
Barrington J. A. Furr

/s/ J. Kenneth Glass	Director	March 12, 2014
J. Kenneth Glass

/s/ Kenneth S. Robinson	Director	March 12, 2014
Kenneth S. Robinson, M.D.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on this evaluation, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm who also audited the Company’s financial statements included in this Annual Report of Form 10-K.  Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in the Annual Report of the 10-K.

/s/ Mitchell S. Steiner	/s/ Marc S. Hanover
Mitchell S. Steiner, M.D., F.A.C.S.	Marc S. Hanover
Vice Chairman and	President and Principal Financial Officer
Chief Executive Officer

Memphis, Tennessee

March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

We have audited GTx, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the COSO criteria). GTx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GTx, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTx, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 12, 2014

GTx, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$14,529	$48,044
Short-term investments	200	8,045
Prepaid expenses and other current assets	442	726
Total current assets	15,171	56,815
Property and equipment, net	112	507
Intangible and other assets, net	322	452
Total assets	$15,605	$57,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$808	$1,707
Accrued expenses and other current liabilities	3,759	7,788
Total current liabilities	4,567	9,495
Other long-term liabilities	354	578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at December 31, 2013 and December 31, 2012; 63,185,389 and 62,818,424 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	63	63
Additional paid-in capital	465,981	460,887
Accumulated deficit	(455,360)	(413,249)
Total stockholders’ equity	10,684	47,701
Total liabilities and stockholders’ equity	$15,605	$57,774

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011

Revenues:
Collaboration revenue	$—	$—	$8,066

Expenses:
Research and development expenses	32,318	38,887	31,938
General and administrative expenses	11,281	10,845	12,027
Total expenses	43,599	49,732	43,965
Loss from operations	(43,599)	(49,732)	(35,899)
Other income (expense), net	1,488	(19)	398
Loss from operations before income taxes	(42,111)	(49,751)	(35,501)
Income tax benefit	—	8,821	886
Net loss from continuing operations	(42,111)	(40,930)	(34,615)
Income from discontinued operations before income taxes	—	22,676	2,207
Income tax expense	—	(8,821)	(886)
Net income from discontinued operations	—	13,855	1,321
Net loss	$(42,111)	$(27,075)	$(33,294)

Net (loss) income per share — basic and diluted:
Net loss from continuing operations	$(0.67)	$(0.65)	$(0.60)
Net income from discontinued operations	—	0.22	0.02
Net loss per share	$(0.67)	$(0.43)	$(0.58)

Weighted average shares outstanding:
Basic and diluted	63,057,142	62,809,219	57,359,466

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share data)

	Stockholders’ Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2011	51,719,187	$52	$404,555	$(352,880)	$51,727
Issuance of common stock, net of offering costs	11,023,000	11	48,971	—	48,982
Issuance of common stock under deferred compensation arrangements	35,036	—	—	—	—
Exercise of employee stock options	13,000	—	55	—	55
Directors’ deferred compensation	—	—	178	—	178
Share-based compensation	—	—	4,226	—	4,226
Net loss	—	—	—	(33,294)	(33,294)
Balances at December 31, 2011	62,790,223	63	457,985	(386,174)	71,874
Exercise of employee stock options	28,201	—	85	—	85
Directors’ deferred compensation	—	—	169	—	169
Share-based compensation	—	—	2,648	—	2,648
Net loss	—	—	—	(27,075)	(27,075)
Balances at December 31, 2012	62,818,424	63	460,887	(413,249)	47,701
Issuance of common stock under deferred compensation arrangements	45,667	—	—	—	—
Exercise of employee stock options	321,298	—	1,226	—	1,226
Directors’ deferred compensation	—	—	135	—	135
Share-based compensation	—	—	3,733	—	3,733
Net loss	—	—	—	(42,111)	(42,111)
Balances at December 31, 2013	63,185,389	$63	$465,981	$(455,360)	$10,684

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(42,111)	$(27,075)	$(33,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of FARESTON®	—	(18,831)	—
Share-based compensation	3,733	2,648	4,226
Directors’ deferred compensation	135	169	178
Depreciation and amortization	384	750	1,040
Gain on sale of property and equipment	(1,366)	—	—
Deferred revenue amortization	—	—	(8,066)
Impairment of intangible assets	—	—	1,598
Changes in assets and liabilities:
Prepaid expenses and other assets	399	1,857	(849)
Accounts payable	(899)	488	371
Accrued expenses and other liabilities	(4,246)	2,885	1,707
Net cash used in operating activities	(43,971)	(37,109)	(33,089)
Cash flows from investing activities:
Purchase of property and equipment	(32)	(142)	(54)
Proceeds from the sale of property and equipment	1,424	—	—
Purchase of short-term investments, held to maturity	(1,425)	(11,980)	(15,145)
Proceeds from maturities of short-term investments, held to maturity	9,270	14,630	4,900
Proceeds from the sale of FARESTON®, net of cash expenses	—	18,897	—
Net cash provided by (used in) investing activities	9,237	21,405	(10,299)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	48,982
Proceeds from exercise of employee stock options	1,226	85	55
Payments on capital lease and financed equipment obligations	(7)	(82)	(85)
Net cash provided by financing activities	1,219	3	48,952
Net (decrease) increase in cash and cash equivalents	(33,515)	(15,701)	5,564
Cash and cash equivalents, beginning of period	48,044	63,745	58,181
Cash and cash equivalents, end of period	$14,529	$48,044	$63,745

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.             Business

GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for prostate and breast cancer, cancer supportive care, including prevention and treatment of cancer-related muscle wasting, and other serious medical conditions.

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  The Company announced in August 2013 that its two Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (“NSCLC”) failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the United States Food and Drug Administration (“FDA”).  The Company met with representatives from two member countries to the European Medicines Agency (“EMA”) in January of 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a marketing authorization application (“MAA”) in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Based on input from the two member countries, the Company believes data from the POWER 1 trial, as well as supporting data from the POWER 2 trial, are sufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  The Company plans to initiate seven Phase 1 clinical studies that are typically required for registration purposes and develop a pediatric investigational plan, or PIP, necessary for submission of the MAA.  The Company currently expects to submit the MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy by the first quarter of 2015, after completion of the Phase 1 studies and acceptance of the PIP by the EMA’s Pediatric Committee.  In the Company’s meeting with the FDA in February 2014 to review and discuss the results of the POWER clinical trials, the Company learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application (“NDA”) for enobosarm 3 mg. However, based on input from the FDA meeting, the Company believes there is a regulatory path forward for enobosarm 3 mg in the United States, and the Company plans to meet again with the FDA to discuss a potential Phase 3 clinical program for an indication of muscle wasting or cachexia in patients with NSCLC.

The Company is conducting a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Additionally, the Company is developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  The Company is presently conducting a Phase 2 clinical trial evaluating GTx-758 as secondary hormonal therapy in men with metastatic and nonmetastatic castration resistant prostate cancer.

2.              Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Additionally, GTx operates in one business segment.

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

Short-term Investments

At December 31, 2013 and 2012, short-term investments consisted of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit with original maturities of greater than three months and less than one year.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, short-term investments, and accounts payable approximate their fair values.  As the Company has the positive intent and ability to hold the certificates of deposit classified as short-term investments until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.  The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments.  The Company has established guidelines relating to diversification and maturities of its cash equivalents and short-term investments which are designed to manage risk.  The Company’s cash and cash equivalents consist of bank deposits, certificates of deposit, and money market mutual funds.  Bank deposits may at times be in excess of FDIC insurance limits.  The Company’s short-term investments consist of FDIC insured certificates of deposit with original maturities of greater than three months and less than one year.

Research and Development Expenses

Research and development expenses include, but are not limited to, the Company’s expenses for personnel, supplies, and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees.  The Company expenses these costs in the period in which they are incurred. The Company estimates its liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon the Company’s estimate of services received and degree of completion of the services in accordance with the specific third party contract.  As a result of the October 2013 reduction in its workforce, the Company is no longer conducting drug

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

discovery activities and is focusing its research and development activities on the ongoing clinical development of the Company’s current product candidates.  See Note 13, Restructuring, for further discussion.

Patent Costs

The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company’s statements of operations.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at December 31, 2013 and December 31, 2012, net of the valuation allowance, the net deferred tax assets were reduced to zero.  See Note 9, Income Taxes, for further discussion.

The Company has recognized the tax effect of discontinued operations in the statements of operations in accordance with the intra-period accounting rules.  An offsetting tax benefit was recorded in continuing operations in each year in which tax expense was recognized for discontinued operations.

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

Other Income (Expense), Net

Other income (expense), net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.  Additionally, other income (expense), net for the year ended December 31, 2013 included a gain of $1,366 from the sale of research and development property and equipment sold subsequent to the workforce reduction that occurred in October 2013.  See Note 4, Property and Equipment, Net, and Note 13, Restructuring, for further discussion.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options and unvested restricted stock units (“RSUs”).

Weighted average potential shares of common stock of 6,773,394, 5,574,915, and 5,327,752 were excluded from the calculation of diluted net loss per share for the years ended December 31, 2013, 2012 and 2011, respectively, as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.  At December 31, 2013, the Company had outstanding 63,185,389 shares of common stock.

Comprehensive Loss

For all periods presented, there were no differences between net loss and comprehensive loss.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Discontinued Operations

Effective September 30, 2012, the Company entered into an asset purchase agreement (the “FARESTON® Purchase Agreement”) with Strakan International S.á r.l., an affiliate of ProStrakan Group plc (“ProStrakan”) pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights and certain assets related to FARESTON®.  The Company has accounted for FARESTON® as a discontinued operation.  As a result, revenue, cost of goods sold, and operating expenses related to FARESTON® were excluded from the respective captions in the statement of operations and were included in discontinued operations for the years ended December 31, 2012 and 2011.  See Note 14, Discontinued Operations, for further discussion.

FARESTON® Revenue Recognition

Revenue from product sales of FARESTON®, which is included in income from discontinued operations before income taxes for the years ended December 31, 2012 and 2011, was recognized less deductions for estimated sales discounts and sales returns.  Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured.  The Company accounted for rebates to certain governmental agencies as a reduction of product sales.  The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date.  Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retains the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012.  Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At December 31, 2013 and December 31, 2012, the Company’s accrual for product returns, was $918 and $1,189, respectively.   Of these amounts, $332 and $370 have been included in “Other long-term liabilities” in the balance sheet at December 31, 2013 and December 31, 2012, respectively, and represents the portion of the Company’s product returns accrual estimated to be payable after one year.  See Note 14, Discontinued Operations, for further discussion.

Collaboration Revenue Recognition

Collaboration revenue for the year ended December 31, 2011 consisted of non-refundable upfront payments and license fees associated with the Company’s former collaboration and license agreement with Ipsen Biopharm Limited.  Revenues from the prior collaboration and license agreement were recognized based on the performance requirements of the agreement.  The Company analyzed the agreement, which included multiple element arrangements, to determine whether the deliverables under the agreement, including license and performance obligations such as joint steering committee participation and research and development activities, could have been separated or whether all of the deliverables must have been accounted for as a single unit of accounting.  See Note 7, Collaboration and License Agreements, for further discussion.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances are present, both internally and externally, that may indicate impairment of long-lived assets.  An impairment loss is recognized when estimated future cash flows are less than the carrying amount.  The cash flow estimates are based on management’s best estimates, using appropriate and customary assumptions and projections at the time.  See Note 8, Intangible Assets, Net for further discussion.

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the financial statements were issued.  Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

On March 6, 2014, the Company completed a private placement of units consisting of an aggregate of 11,976,048 shares of common stock and warrants to purchase an aggregate of 10,179,642 shares of our common

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

stock per unit for gross proceeds of $21,272.  The warrants, which have a one year term, have a per share exercise price of $1.67 that is payable only in cash.  Pursuant to the terms of a registration rights agreement dated March 6, 2014 that the Company entered into with the investors, the Company agreed to file a registration statement under the Securities Act registering the resale of all 22,155,690 shares held by or issuable to the investors.  No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

3.    Share-Based Compensation

Share-based payments include stock option grants and, beginning in October 2013, RSUs under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.

The Company has granted and continues to grant to employees and non-employee directors options to purchase common stock under various plans, including the GTx, Inc. 2013 Equity Incentive Plan (the “2013 EIP”) and the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan (the “2013 NEDEIP”).  On May 2, 2013, the Company’s stockholders approved the 2013 EIP and the 2013 NEDEIP, each of which became effective on that date. The 2013 EIP is the successor to the Company’s 2004 Equity Incentive Plan (the “2004 EIP”), and the 2013 NEDEIP is the successor to the Company’s Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan (the “2004 NEDSOP”).  The total number of shares of the Company’s common stock available for issuance under the 2013 EIP was initially 4,208,157 shares plus up to an additional 6,093,559 shares subject to outstanding awards granted under the 2004 EIP and each of the Genotherapeutics, Inc. Stock Option Plan, the GTx, Inc. 2000 Stock Option Plan, the GTx, Inc. 2001 Stock Option Plan and the GTx, Inc. 2002 Stock Option Plan (collectively, the “Prior Plans”) that, from and after the effective date of the 2013 EIP, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to vest in those shares or are otherwise returned to the 2013 EIP share reserve pursuant to the terms of the plan. In addition, the shares of the Company’s common stock available for issuance under the 2013 EIP will automatically increase on January 1st of each year, for ten years, commencing on January 1, 2014, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser (or no) amount as may be approved by the Company’s Board of Directors. The total number of shares of the Company’s common stock available for issuance under the 2013 NEDEIP was initially 404,000 shares plus up to an additional 449,667 shares subject to outstanding awards granted under the 2004 NEDSOP that, from and after the effective date of the 2013 NEDEIP, expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to vest in those shares or are otherwise returned to the 2013 NEDEIP share reserve pursuant to the terms of the plan. In addition, the shares of the Company’s common stock available for issuance under the 2013 NEDEIP will automatically increase on January 1st of each year, for ten years, commencing on January 1, 2014, in an amount equal to the lesser of 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, or such lesser (or no) amount as may be approved by the Company’s Board of Directors. From and after the effective date of 2013 EIP and the 2013 NEDEIP, no further awards will be made under the Prior Plans and the 2004 NEDSOP. Stock options previously granted under the Prior Plans and the 2004 NEDSOP continue to be governed by the terms of the applicable plan.  The 2013 EIP provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, other stock awards, and performance awards that may be settled in cash, stock, or other property.  The 2013 NEDEIP provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, other stock awards, and performance awards that may be settled in cash, stock, or other property.

Options granted under the 2013 EIP and the 2013 NEDEIP, and prior to May 2, 2013, the Prior Plans and the 2004 NEDSOP, are granted at prices equal to the fair market value of the stock on the dates the options are granted as determined in accordance with the terms of the applicable plan. The options have a term of ten years from the grant date and generally vest over three years from the grant date for director options and over periods of up to five years from the grant date for employee options.  Under the terms of the Company’s stock option and equity incentive plans, employees generally have three months after the employment relationship ends to exercise all vested options except in the case of voluntary retirement, disability or death, where post-termination exercise periods are generally longer.  As described below, however, certain of the Company’s outstanding options were modified to provide an extended post-termination exercise period.  The Company issues new shares of common stock upon the exercise of options.  The Company estimates the fair value of certain stock option awards as of the

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

As part of the October 2013 workforce reduction, the Company modified stock options of the terminated employees to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of their vested stock options.  The terminated employees’ stock options were modified to accelerate the vesting of all outstanding and unvested stock options as if an employee had remained in continuous service as an employee of the Company through January 1, 2014.  Further, the Company extended the post-termination exercise period of each terminated employee’s outstanding and vested options until the earliest to occur of (i) June 1, 2014, (ii) the expiration of the original term of the particular option, and (iii) a change of control of the Company (as defined in the applicable form of award agreement).

As part of the Company’s efforts to retain the essential employees continuing with the Company following the October 2013 workforce reduction, the Company modified certain stock options held by continuing employees to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of vested stock options.  For these continuing employees, each of their outstanding stock options was modified to provide that if the employee’s service continues through the earlier to occur of (i) the end of business on May 31, 2014, and (ii) an involuntary termination of employment by the Company (excluding a termination for cause (as defined in the applicable form of retention benefits agreement) or a voluntary resignation) (the “Determination Date”), then, as of the Determination Date: (i) an additional number of shares subject to such option will immediately vest as if the employee’s service had continued through January 1, 2015 and (ii) the period during which the vested portion of such options will generally expire will be extended from 90 days to six months after the employee’s termination of service, subject in each case to the earlier expiration of the original term of the applicable stock option award.

Additionally, effective October 1, 2013, the Compensation Committee approved a grant of stock options and RSUs under the 2013 EIP to the continuing employees. Both the options granted and the RSUs vest in full on the earlier to occur of (i) June 1, 2014, (ii) an involuntary termination of the award holder’s continuous service by the Company other than for cause (as defined in the applicable form of award agreement) and (iii) a change of control of GTx (as defined in the applicable form of award agreement), except that vesting will not occur in the event of a voluntary resignation or involuntary termination for cause occurring prior to any of these events.

The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
Research and development expenses	$1,875	$1,046	$1,972
General and administrative expenses	1,993	1,771	2,432
Total share-based compensation	$3,868	$2,817	$4,404

Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2013, 2012 and 2011 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $135, $169 and $178,

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

respectively.  See Note 10, Directors’ Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company’s non-employee directors.

As a result of the October 2013 modifications of certain stock options held by terminated employees, the Company recognized a net benefit of approximately $370 resulting from the reversal of previously recognized share-based compensation expense that was in excess of the modified fair value of the options.  Of this amount, $81 was included as a benefit to general and administrative expenses and $289 was included as a benefit to research and development expenses for the year ended December 31, 2013.  Additionally, share-based compensation expense for the year ended December 31, 2013 included expense related to the amortization of RSUs which were granted in the fourth quarter of 2013.  The modifications of certain stock options held by the Company’s continuing employees did not have a material impact on share-based compensation expense recognized during the period.

Share-based compensation expense recorded as research and development expenses for the year ended December 31, 2012 was reduced by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the year.

As part of a June 2011 workforce reduction, the Company modified certain stock options of three terminated non-executive officers to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of their vested stock options. As a result of these modifications, the Company incurred a one-time share-based compensation charge of $481, which was included in general and administrative expenses for the year ended December 31, 2011. This charge was offset by the reversal of $704 of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the total workforce reduction. Of this amount, $646 was included in general and administrative expenses and $58 was included in research and development expenses for the year ended December 31, 2011.

Additionally, share-based compensation expense of $137 included in the table above as general and administrative expenses was reported as discontinued operations in the statement of operations for the year ended December 31, 2011.  There was no share-based compensation expense included in discontinued operations for the years ended December 31, 2013 or 2012.

For the years ended December 31, 2013, 2012 and 2011, the weighted average grant date fair value per share of options granted was $2.13, $2.14 and $1.75, respectively.  The weighted average for key assumptions used in determining the grant date fair value of options granted in 2013, 2012 and 2011, and a summary of the methodology applied to develop each assumption is as follows:

	Years Ended December 31,
	2013	2012	2011

Expected price volatility	82.9%	69.6%	64.9%
Risk-free interest rate	1.27%	1.22%	2.54%
Weighted average expected life in years	5.9 years	6.5 years	6.5 years
Dividend yield	0%	0%	0%

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

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans for the three year period ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2011	4,430,495	10.91
Options granted	1,395,000	2.82
Options forfeited or expired	(866,930)	8.23
Options exercised	(13,000)	4.20
Options outstanding at December 31, 2011	4,945,565	9.12
Options granted	1,141,250	3.35
Options forfeited or expired	(675,755)	8.82
Options exercised	(28,201)	3.05
Options outstanding at December 31, 2012	5,382,859	7.96
Options granted	2,784,200	3.12
Options forfeited or expired	(1,400,419)	5.86
Options exercised	(321,298)	3.81
Options outstanding at December 31, 2013	6,445,342	6.58

Options vested and expected to vest at December 31, 2013	6,378,284	6.61

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.51 - $3.36	2,662,100	7.79	$2.49	642,501	$2.96
$3.44 - $9.71	2,150,947	5.77	4.88	1,023,482	5.58
$9.80 - $20.40	1,632,295	2.63	15.48	1,515,137	15.43
	6,445,342	5.81	6.58	3,181,120	9.74

At December 31, 2013, the aggregate intrinsic value of all outstanding options was less than $1 with a weighted average remaining contractual term of 5.81 years.  Of the Company’s outstanding options, 3,181,120 options were exercisable and had a weighted average remaining contractual term of 2.92 years and no aggregate intrinsic value.  Additionally, the Company’s vested and expected to vest options had a weighted average remaining contractual term of 5.78 years and an intrinsic value of less than $1.

Options to purchase 321,298 shares were exercised during the year ended December 31, 2013.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $688, $36 and $15, respectively.  At December 31, 2013, the total compensation cost related to non-vested options not yet recognized was $4,390, with a weighted average expense recognition period of 1.97 years.  Shares available for future issuance under the Company’s stock option and equity incentive plans were 3,239,443 at December 31, 2013.  On January 1, 2014, shares available for future issuance under the 2013 EIP and 2013 NEDEIP increased by an aggregate of 3,027,416 shares in accordance with the automatic increase provisions of such plans.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is a summary of the Company’s RSUs for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs at January 1, 2013	—	—
RSUs granted	1,325,000	1.87
RSUs vested	—	—
RSUs forfeited	(100,000)	1.88
Unvested RSUs at December 31, 2013 2013	1,225,000	1.87

At December 31, 2013, the total compensation cost related to non-vested RSUs not yet recognized was $1,443, with a weighted average expense recognition period of five months.

4.              Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2013	2012
Computer equipment and software	$2,130	$4,177
Furniture and fixtures	1,032	2,706
Leasehold improvements	355	1,361
Office and laboratory equipment	261	1,024
	3,778	9,268
Less: accumulated depreciation	(3,666)	(8,761)
	$112	$507

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $369, $730 and $998, respectively.  Of these amounts, $169, $290 and $425, respectively, were included in research and development expenses in the statements of operations.

Subsequent to the reduction in workforce implemented in October 2013 and determination to cease drug discovery activities, the Company sold its related property and equipment and recognized a gain of $1,366 during the year ended December 31, 2013.  The carrying value associated with the property and equipment that was sold was $58 and related to laboratory equipment.  See Note 13, Restructuring, for further discussion.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5.                 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2013	2012
Employee compensation	$1,354	$294
Clinical trials	1,127	5,621
Product returns	586	819
Selling, general and administrative	497	737
Research and development	39	46
Net deferred income tax liabilities	156	271
	$3,759	$7,788

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

On May 6, 2011, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 60,000,000 shares to 120,000,000 shares.  The amendment was approved by the Company’s stockholders at the Company’s 2011 Annual Meeting of Stockholders held on May 5, 2011.

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

7.              Collaboration and License Agreements

University of Tennessee Research Foundation License Agreement

The Company and the University of Tennessee Research Foundation (“UTRF”) are parties to a consolidated, amended and restated license agreement (the “SARM License Agreement”) pursuant to which the Company has been granted exclusive worldwide rights in all existing SARM technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.  Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid single-digit royalties on sublicense revenues.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Former Orion Corporation License and Supply Agreement

In connection with the Company’s sale of its rights and certain assets related to FARESTON® to ProStrakan, the Company and Orion agreed to terminate the Amended and Restated License and Supply Agreement, dated January 1, 2005, as amended, between the Company and Orion (the “Orion Supply Agreement”) as well as certain other agreements between the Company and Orion related to the Orion Supply Agreement (collectively, the “Orion Agreements”). Pursuant to the Orion Supply Agreement, the Company obtained an exclusive license from Orion to develop and commercialize toremifene-based products for all human indications worldwide, except breast cancer outside of the United States, and Orion agreed to manufacture and supply all of the Company’s needs for clinical trial and commercial grade material for toremifene-based products developed and marketed in the United States and abroad, including toremifene globally and FARESTON® in the United States. The termination of the Orion Agreements was effective September 30, 2012.  As consideration for Orion’s agreement to terminate the Orion Agreements and to enter into certain agreements with ProStrakan to effect the FARESTON® sale, the Company paid Orion $1,000 in October 2012.  See Note 14, Discontinued Operations, for further discussion.

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

8.              Intangible Assets, Net

In accordance with the terms of the former Orion Supply Agreement, the Company paid a license fee to Orion of $4,826.  In accordance with the terms of the SARM License Agreement that the Company entered into with UTRF in July 2007, the Company paid a one-time up-front fee of $290.

In 2011 after discontinuing the toremifene 80 mg development program, the Company recorded an impairment charge of $1,598.  The impaired intangible asset consisted of capitalized license fees related to the Company’s toremifene 80 mg program paid under the Orion Supply Agreement.  The impairment charge was included in research and development expenses in the statement of operations for the year ended December 31, 2011.

The Company’s remaining intangible asset, net at December 31, 2013 and 2012 consisted of $166 and $181, respectively, related to the SARM License Agreement.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The principal components of the Company’s net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2013	2012
Deferred income tax assets, net:
Net federal and state operating loss carryforwards	$127,819	$112,233
Research and development credits	11,934	9,799
Share-based compensation	8,670	8,852
Depreciation and amortization	170	331
Other, net	268	328
Total deferred tax assets, net	148,861	131,543
Valuation allowance	(148,861)	(131,543)
Net deferred tax assets and liabilities	$—	$—

Realization of deferred income tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, due to the Company’s history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $17,318, $8,836 and $13,218 in 2013, 2012, and 2011, respectively.

At December 31, 2013, the Company had net federal operating loss carryforwards of approximately $329,400, which expire from 2018 to 2033 if not utilized.  The Company had state operating loss carryforwards of approximately $310,451, which expire from 2014 to 2033 if not utilized.  The Company also had research and development credits at December 31, 2013 of approximately $11,934, which expire from 2020 to 2033 if not utilized.

Both of the net federal and state operating loss carryforwards include approximately $2,301 of deductions related to the exercise of stock options.  This amount represents an excess tax benefit and has not been included in the gross deferred income tax asset reflected for net federal and state operating loss carryforwards.  If utilized, the benefits from these deductions will be recorded as an adjustment to additional paid in capital.

The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position.  As of December 31, 2013, the Company had no unrecognized tax benefits.  Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitations may result in the expiration of net operating loss carryforwards before utilization.  The Company completed a study of its net operating losses through December 31, 2013 to determine whether such amounts are likely to be limited by Section 382.  As a result of this study, the Company does not currently believe any Section 382 limitation exists through December 31, 2013.  However, any future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits.  The Company has not yet conducted an in depth study of its research and development credits, although the Company periodically reviews assumptions in its calculations to reflect its best estimate of expected credit.  The Company reduced the cumulative eligible credit by $1,122 as a result of its review during the year ended December 31, 2012.  An in depth study may result in an increase or decrease to the Company’s research and development credits and until such study is conducted of the Company’s research and development credits, no amounts are being presented as an uncertain tax position.  The Company’s net deferred income tax assets have been fully offset by a valuation allowance.  Therefore, future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s balance sheet, statement of operations, or cash flows.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company has recognized the tax effect of discontinued operations in the statements of operations for the years ended December 31, 2012 and 2011 in accordance with the intra-period accounting rules.  An offsetting tax benefit is recorded in continuing operations in each year in which tax expense was recognized for discontinued operations.

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred non-employee director fee expense of $259, $237 and $260, respectively, of which $135, $169 and $178 was deferred into stock accounts and will be paid in common stock following separation from service as a director.  At December 31, 2013, 169,384 shares of the Company’s common stock had been credited to individual director stock accounts under the Directors’ Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors’ Deferred Compensation Plan.

11.       401(k) Plan

The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $17.5 for employees under age 50 and $23 for employees 50 and older in calendar year 2013.  Employee contributions are held in the employees’ name and invested by the plan’s trustee. The plan also permits the Company to make matching contributions, subject to established limits.  The Company elected to match a portion of employee’s contributions to the plan in the amount of $338, $363 and $388 in 2013, 2012 and 2011, respectively.

12.  Commitments and Contingencies

Operating Lease Commitments

The Company previously leased laboratory facilities and office space pursuant to a sublease, which had been accounted for as an operating lease.  Subsequent to the reduction in force implemented in October 2013, this lease was cancelled effective December 31, 2013.  See Note 13, Restructuring, for further discussion.  The Company subleases office space under a sublease that is accounted for as an operating lease.  This sublease has escalating rent payments and expires on April 30, 2015.  Total rent expense under the operating leases was approximately $674, $963 and $933 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, annual minimum payments under operating lease arrangements were as follows:

2014	$553
2015	185
Total	$738

13.       Restructuring

In October 2013, the Company implemented a reduction in its workforce following the announced results from its two Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  The reduction in force was effective immediately and represented approximately 60% of the Company’s total workforce.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As a result of the workforce reduction, the Company incurred severance related cash expenses of $1,306, of which $351 was included in general and administrative expenses and $955 was included in research and development expenses for the year ended December 31, 2013.  All of these expenses have been paid as of December 31, 2013.  Additionally, the Company recognized a net benefit of approximately $370 resulting from the reversal of share-based compensation expense related to the modification of certain stock option provisions for the severed employees.  Of this amount, $81 was included as a benefit to general and administrative expenses and $289 was included as a benefit to research and development expenses for the year ended December 31, 2013.

As a result of the October 2013 reduction in its workforce, the Company is no longer conducting drug discovery activities.  During the fourth quarter of 2013, the Company cancelled its sublease for the laboratory facilities and office space utilized for drug discovery.  Additionally, the Company sold its related property and equipment for a gain of $1,366, which was included in other income (expense), net for the year ended December 31, 2013.

14.       Discontinued Operations

On September 28, 2012, the Company entered into the FARESTON® Purchase Agreement with ProStrakan pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company’s rights to FARESTON® and certain assets related thereto.  Effective September 30, 2012, the Company completed the sale of FARESTON® pursuant to the FARESTON® Purchase Agreement for a total cash purchase price of $21,671, including payment for purchased inventory.  The Company recognized a gain of $18,831 on the sale of FARESTON® for the year ended December 31, 2012. The gain represents the gross proceeds received from the sale reduced by a contract termination fee of $1,000 due to Orion (as discussed further in Note 7, Collaboration and License Agreements), a financial advisory fee related to the transaction of $1,712, and other transaction expenses of approximately $128.

The Company has accounted for FARESTON® as a discontinued operation.  The FARESTON® operating income for the years ended December 31, 2012 and 2011, along with the gain recognized on the sale of FARESTON® for the year ended December 31, 2012, has been reported in “net income from discontinued operations” in the statements of operations.

FARESTON® operating income for each period presented was as follows:

	Years Ended December
	2012	2011
Product sales, net	$5,284	$6,673
Cost of product sales	(784)	(1,055)
Operating expenses	(655)	(3,411)
FARESTON® operating income	$3,845	$2,207

Under the FARESTON® Purchase Agreement, the Company remains liable for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012.  At December 31, 2013, liabilities related to FARESTON® discontinued operations were $918 and consisted of the Company’s accrual for product returns.  At December 31, 2012, total assets related to FARESTON® discontinued operations were $14 and consisted of accounts receivable, prepaid expenses and other assets.  At December 31, 2012, the total liabilities related to FARESTON® discontinued operations were $1,398 and consisted of accounts payable and other liabilities and the accrual for product returns of $1,189.

GTx, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

15.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013 Quarters Ended
	March 31	June 30	September 30	December 31

Expenses:
Research and development expenses	$9,614	$10,139	$6,477	$6,088
General and administrative expenses	3,023	2,684	2,483	3,091
Total expenses	12,637	12,823	8,960	9,179
Loss from operations	(12,637)	(12,823)	(8,960)	(9,179)
Other income, net	55	21	23	1,389
Net loss	$(12,582)	$(12,802)	$(8,937)	$(7,790)

Net loss per share — basic and diluted	$(0.20)	$(0.20)	$(0.14)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	62,864,140	62,994,771	63,179,394	63,185,389

	2012 Quarters Ended
	March 31	June 30	September 30	December 31

Expenses:
Research and development expenses	$9,835	$9,237	$9,764	$10,051
General and administrative expenses	2,588	2,400	2,999	2,858
Total expenses	12,423	11,637	12,763	12,909
Loss from operations	(12,423)	(11,637)	(12,763)	(12,909)
Other income (expense), net	8	53	(47)	(33)
Loss from operations before income taxes	(12,415)	(11,584)	(12,810)	(12,942)
Income tax benefit	381	355	5,812	2,273
Net loss from continuing operations	(12,034)	(11,229)	(6,998)	(10,669)
Income (loss) from discontinued operations before income taxes	1,335	1,203	20,214	(76)
Income tax (expense) benefit	(381)	(355)	(8,115)	30
Net income (loss) from discontinued operations	954	848	12,099	(46)
Net (loss) income	$(11,080)	$(10,381)	$5,101	$(10,715)

Net (loss) income per share — basic and diluted:
Net loss from continuing operations	$(0.19)	$(0.18)	$(0.11)	$(0.17)
Net income from discontinued operations	0.01	0.01	0.19	—
Net (loss) income per share	$(0.18)	$(0.17)	$0.08	$(0.17)

Weighted average shares outstanding:
Basic and diluted	62,798,008	62,805,662	62,815,549	62,817,495