Form 10-Q
period 2014-03-31
GTX INC /DE/
filed 2014-05-12
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, 75,161,437 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I:  FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GTx, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,432	$14,529
Short-term investments	5,345	200
Prepaid expenses and other current assets	1,278	442
Total current assets	29,055	15,171
Property and equipment, net	86	112
Intangible and other assets, net	652	322
Total assets	$29,793	$15,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619	$808
Accrued expenses and other current liabilities	3,894	3,759
Total current liabilities	4,513	4,567
Other long-term liabilities	195	354
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2014 and December 31, 2013; 75,161,437 and 63,185,389 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	75	63
Additional paid-in capital	489,357	465,981
Accumulated deficit	(464,347)	(455,360)
Total stockholders’ equity	25,085	10,684
Total liabilities and stockholders’ equity	$29,793	$15,605

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Expenses:
Research and development expenses	$6,360	$9,614
General and administrative expenses	2,629	3,023
Total expenses	8,989	12,637
Loss from operations	(8,989)	(12,637)
Other income, net	2	55
Net loss	$(8,987)	$(12,582)

Net loss per share:
Basic and diluted	$(0.14)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	66,512,069	62,864,140

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,987)	$(12,582)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	33	150
Share-based compensation	2,215	814
Directors’ deferred compensation	32	42
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,169)	(913)
Accounts payable	(189)	(607)
Accrued expenses and other liabilities	(22)	(827)
Net cash used in operating activities	(8,087)	(13,923)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(29)
Purchase of short-term investments, held to maturity	(5,145)	(1,225)
Proceeds from maturities of short-term investments, held to maturity	—	3,185
Net cash (used in) provided by investing activities	(5,149)	1,931
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	21,141	—
Payments on capital lease and financed equipment obligations	(2)	(2)
Proceeds from exercise of employee stock options	—	86
Net cash provided by financing activities	21,139	84
Net increase (decrease) in cash and cash equivalents	7,903	(11,908)
Cash and cash equivalents, beginning of period	14,529	48,044
Cash and cash equivalents, end of period	$22,432	$36,136

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs with the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss), as well as the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  The Company announced in August 2013 that its POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (“NSCLC”) failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the United States Food and Drug Administration (“FDA”). The Company met with representatives from two member countries to the European Medicines Agency (“EMA”) in January 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a marketing authorization application (“MAA”) in the European Union (“EU”) for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Based on input from the two member countries, the Company believes data from the POWER 1 trial, as well as supporting data from the POWER 2 trial, may be sufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  The Company has initiated seven Phase 1 clinical studies that are typically required for submission purposes and have submitted a pediatric investigational plan, or PIP, to the EMA, which is necessary for submission of a MAA.  The Company has retained experts in both the United States and the EU to work with its internal team to explore the option of submitting a MAA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, after completion of the Phase 1 studies and acceptance of the PIP by the EMA’s Pediatric Committee.  In the Company’s meeting with the FDA in February 2014 to review and discuss the results of the POWER clinical trials, the Company learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application (“NDA”) for enobosarm 3 mg.  The Company is evaluating options for further development of enobosarm 3 mg.  Any further development would be subject to the Company’s ability to obtain additional funding and would be required to be successfully completed prior to any NDA submission to the FDA for enobosarm 3 mg.

The Company is conducting a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of androgen receptor positive and estrogen receptor positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Additionally, the Company is developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  The Company is presently conducting a Phase 2 clinical trial evaluating GTx-758 as secondary hormonal therapy in men with metastatic and non-metastatic castration resistant prostate cancer.

The Company has experienced significant recurring operating losses since its inception and has limited funds. The Company expects that its current cash resources, together with interest income thereon, will be sufficient to fund the completion of its ongoing Phase 2 clinical trials of enobosarm 9 mg and GTx-758, the completion of its

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Phase 1 clinical studies of enobosarm 3 mg and the continuation of activities required for the potential submission of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  However, the Company will need to raise substantial additional capital in the near term to complete the activities that would be required to submit a MAA and to sustain its operations through and beyond the second quarter of 2015.

Basis of Presentation

 The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2014.

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

Research and Development Expenses

Research and development expenses include, but are not limited to, the Company’s expenses for personnel, supplies, and facilities associated with research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees.  The Company expenses these costs in the period in which they are incurred. The Company estimates its liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon the Company’s estimate of services received and degree of completion of the services in accordance with the specific third party contract.  As a result of the October 2013 reduction in its workforce, the Company is no longer conducting drug discovery activities and is focusing its research and development activities on the ongoing clinical development of the Company’s current product candidates.

Cash, Cash Equivalents and Short-term Investments

The Company considers highly liquid investments with initial maturities of three months or less to be cash equivalents.

At March 31, 2014 and December 31, 2013, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.  As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.  The Company considers these to be Level 2 investments as the fair values of these investments are

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2014 and December 31, 2013, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses associated with conducting clinical trials in foreign countries, interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.

FARESTON® Revenue Recognition

Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retained the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012.  Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At March 31, 2014 and December 31, 2013, the Company’s accrual for product returns, was $454 and $918, respectively.  Of these amounts, $189 and $332 have been included in “Other long-term liabilities” in the condensed balance sheet at March 31, 2014 and December 31, 2013, respectively, and represents the portion of the Company’s product returns accrual estimated to be payable after one year.  The accrual for product returns decreased during the current period due to the closure of the return period for a portion of the previously sold inventory.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2014 up through the date the condensed financial statements were issued.  Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

In April 2014, the Company announced that Mitchell S. Steiner, M.D., the Company’s Vice Chairman and Chief Executive Officer and a co-founder of the Company, was leaving the Company to pursue other business interests. Dr. Steiner resigned from his roles as Chief Executive Officer and Vice Chairman of the Board of Directors at the Company, and as a member of the Board of Directors, effective April 3, 2014. In connection with Dr. Steiner’s resignation, Marc S. Hanover was appointed as the Company’s interim Chief Executive Officer and was elected to the Board to serve the remainder of Dr. Steiner’s term on the Board until the annual meeting of GTx shareholders in 2015.  Also in connection with Dr. Steiner’s resignation, the Company entered into a severance agreement with Dr. Steiner, pursuant to which Dr. Steiner received severance benefits of (i) twelve months of base salary continuation payments, which totals $452; (ii) a payout of accrued vacation of $12; and (iii) continued healthcare coverage through the earliest to occur of (a) December 2014, (b) the date he becomes eligible for group health insurance coverage through a new employer or (c) the date Dr. Steiner ceases to be eligible for COBRA continuation coverage, which is estimated to cost the Company $19.  As a result of these severance benefits, the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Company will recognize cash severance related expenses of $483 during the second quarter of 2014.  Additionally, all of Dr. Steiner’s outstanding unvested stock options were vested and became immediately exercisable on April 13, 2014.  The Company extended the post-termination exercise period of all of his stock options until the earlier to occur of (i) April 13, 2019 or (ii) the expiration of the term of a particular stock option grant.  As a result of the modification of Dr. Steiner’s options, the Company will recognize a one-time, noncash net compensation expense of $215 during the second quarter of 2014, which reflects the aggregate incremental fair value associated with the modifications of $359, partially offset by the reversal of $144 of previously recognized share-based compensation expense for Dr. Steiner’s unvested options.

In connection with Mr. Hanover’s appointment as the Company’s interim Chief Executive Officer, the Board approved the grant of a stock option under its 2013 Equity Incentive Plan (“2013 EIP”) to purchase 500,000 shares of common stock. In accordance with the terms of the 2013 EIP, the option was granted at a price equal to the fair market value of the stock on the date of grant and has a term of ten years from the date of grant and vests in five equal annual installments.  All of Mr. Hanover’s previously granted options and a portion of the options granted on April 3, 2014 are subject to accelerated vesting if Mr. Hanover is involuntarily terminated or resigns due to a material demotion, as defined in the amended employment agreement between Mr. Hanover and the Company, within six months of a new Chief Executive Officer becoming employed by the Company.  Additionally, if either of these events were to occur, the post-termination exercise period for all of his outstanding vested stock options would be extended until the earlier of (i) five years from his date of termination or resignation on account of a material demotion or (ii) the expiration of the term of a particular stock option grant in accordance with the terms of his amended employment agreement.

On May 7, 2014, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 120,000,000 shares to 200,000,000 shares. The foregoing amendment was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders held on May 6, 2014.

2.  Share-Based Compensation

Share-based payments include stock option grants and restricted stock units (“RSU’s”) under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$1,380	$342
General and administrative expenses	867	514
Total share-based compensation	$2,247	$856

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $32 and $42, respectively.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company uses the Black-Scholes-Merton option pricing valuation model (“Black-Scholes Model”) to value stock options.  The expected life of options is determined by calculating the average of the vesting term and the contractual term of the options.  The expected price volatility is based on the Company’s historical stock price volatility.  The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options.  Expected dividend yield is not considered as the Company has not made any dividend payments and has no plans of doing so in the foreseeable future.  The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended March 31,
	2014	2013
Expected price volatility	87.9%	74.4%
Risk-free interest rate	2.3%	1.1%
Weighted average expected life in years	6.5 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	6,445,342	$6.58
Options granted	2,000	1.74
Options forfeited or expired	(231,533)	11.85
Options exercised	—	—
Options outstanding at March 31, 2014	6,215,809	6.38

At March 31, 2014 and December 31, 2013, the Company had 1,225,000 unvested RSUs with a weighted average grant date fair value per share of $1.87.

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options, unvested restricted stock units and common stock warrants.

Weighted average potential shares of common stock of 10,382,571 and 6,680,423 for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculations of diluted loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

4.              Common Stock

On March 6, 2014, the Company completed a private placement of units consisting of an aggregate of 11,976,048 shares of common stock and warrants to purchase an aggregate of 10,179,642 shares of its common stock per unit for gross proceeds of $21,272.  Pursuant to the terms of a registration rights agreement dated March 6, 2014 that the Company entered into with the investors, the Company agreed to file a registration statement under the Securities Act registering the resale of all 22,155,690 shares held by or issuable to the investors.  No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

  The warrants, which have a one year term expiring on March 6, 2015, have a per share exercise price of $1.67 that is payable only in cash.  The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock.  As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and are classified in stockholders’ equity.  The fair value of the warrants was estimated at $4,478 using the Black-Scholes Model with the following assumptions: expected volatility of 67%, risk free interest rate of 0.12%, expected life of one year and no dividends.  The proceeds of the sale of the private placement were allocated to the common stock and warrants based upon their relative fair values.

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

In April 2014, we announced that Mitchell S. Steiner, our Vice Chairman and Chief Executive Officer, or CEO, and a co-founder of the Company, was leaving the Company to pursue other business interests.  Dr. Steiner resigned from his roles as CEO and Vice Chairman of the Board of Directors at the Company effective April 3, 2014.  Marc S. Hanover, a co-founder of the Company, was named interim CEO by the Company’s Board.  Mr. Hanover was also elected by the Board to fill Dr. Steiner’s remaining term as a Class II director until the annual meeting of shareholders in 2015. Mr. Hanover has served as President and Chief Operating Officer of GTx since our inception in September 1997. Also in April 2014, we announced that James T. Dalton, our Chief Scientific Officer, notified us of his decision to resign from GTx effective August 31, 2014.  Our Board of Directors has approved the Company entering into a consulting agreement with Dr. Dalton following his resignation from the Company.

We remain committed to the implementation of our strategy, which includes pursuing a marketing authorization application, or MAA, in the European Union, or EU, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, treated with platinum plus taxane chemotherapy.  We are evaluating options for further development of enobosarm 3 mg in the United States.  We are also completing our Phase 2 clinical trials of enobosarm 9 mg to treat androgen receptor and estrogen receptor positive advanced breast cancer and GTx-758 as a secondary hormonal treatment for men with castration-resistant prostate cancer.

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

We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the FDA.  However, efficacy data from the studies demonstrated enobosarm’s consistent effect on maintaining or improving lean body mass compared to placebo and that maintenance or improvement in lean body mass may potentially be associated with longer survival in patients, regardless of treatment.  As for safety, enobosarm was generally well tolerated, with the occurrence of serious adverse events similar across the placebo and treated groups.

Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the European Medicines Agency, or EMA.  Therefore, we met with representatives from two member countries to the EMA in January 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a MAA in the EU for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  Based on input from the two member countries, we believe data from the POWER 1 trial, as well as supporting data from the POWER 2 trial, may be sufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy. However, the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support approval of a MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval. We have initiated seven Phase 1 clinical studies that are typically required for submission purposes and have submitted a pediatric investigational plan, or PIP, to the EMA, which is necessary for submission of a MAA.  We have retained experts in both the US and the EU to work with our internal team to explore the option of submitting a MAA after completion of the Phase 1 studies and acceptance of the PIP by the EMA’s Pediatric Committee.

In our meeting with the United States Food and Drug Administration, or FDA, in February 2014 to review and discuss the results of the POWER clinical trials, we learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application, or NDA, for enobosarm 3 mg. We are evaluating options for further development of enobosarm 3 mg in the US. Any further development would be subject to our ability to obtain additional funding and would be required to be successfully completed prior to any NDA submission to the FDA for enobosarm 3 mg.

SARMs also have the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  Nonselective steroidal androgens have been used to treat breast cancer; however, the unwanted virilizing side effects have limited their widespread clinical use. Moreover, they may also be metabolized to estrogens that could stimulate tumor growth.  We believe that enobosarm, by targeting the androgen receptor, or AR, selectively in estrogen receptor, or ER, positive breast cancer, has the potential to provide clinical benefit to women whose metastatic breast cancer is progressing by treating their disease while minimizing the unwanted masculinizing side effects associated with steroidal androgens, and unlike steroidal androgens, cannot be converted into an estrogen.  In the second quarter of 2013, we initiated a Phase 2 open label study evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Nine clinical study sites in the U.S. have fully enrolled the study with 22 postmenopausal women with metastatic breast cancer to assess clinical benefit response after six months of enobosarm 9 mg treatment, which is defined as either those women receiving treatment who have demonstrated a complete response (disappearance of all targeted lesions), a partial response (at least a 30 percent decrease in the sum of the diameters of the targeted lesions) or stable disease (no disease progression from baseline).  In February 2014, we reported that enobosarm 9 mg continues to be well tolerated by patients in the study, and we have determined that the study will meet the pre-specified goal of demonstrating, after six months of treatment, at least three clinical benefit responses in at least 14 patients with AR positive and ER positive breast cancer. The study is ongoing and data from all patients in the study is expected early in the third quarter of 2014.

Additionally, we are developing GTx-758 (Capesaris®), an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with metastatic and non-metastatic castration resistant prostate cancer, or CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT.  We believe GTx-758 has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.  We also believe that GTx-758 may be effective, in combination with ADT, as a secondary hormonal treatment of advanced prostate cancer by reducing free testosterone to levels lower than those attainable with ADT alone and potentially reducing the estrogen deficiency side effects caused by the use of ADT.

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

We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or non-metastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a > 50% decline from baseline in serum PSA by Day 90. Other key endpoints include serum SHBG and total and free testosterone levels, as well as prostate cancer progression, in the study subjects.  In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss.  The Phase 2 clinical trial allows us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs.  The original trial design provided for 75 total subjects to be enrolled in three sequential dosing arms, with the first 25 subjects in the study being enrolled in the GTx-758 125 mg dosing arm.  Assuming that an acceptable incidence of VTEs was observed when the last subject enrolled in the GTx-758 125 mg dosing arm completed one 30 day cycle of therapy, enrollment of the next 25 subjects would commence in the GTx-758 250 mg dosing arm.  Similarly, the GTx-758 500 mg dosing arm was to have commenced enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs has been observed in both of the lower dosage arms and management had decided to continue testing at the next higher dose.  After reviewing data collected from the GTx-758 125 mg dosing arm indicating the ability of the drug to substantially increase SHBG and lower free testosterone without any unexpected side effects occurring, the clinical trial protocol was amended in the third quarter of 2013 to eliminate the 500 mg dosing arm and to increase the number of subjects to be enrolled in the 125 mg and the 250 mg dosing arms to 38 patients per arm. Enrollment in the 125 mg cohort has been completed without any occurrence of VTEs, and after a pre-specified safety review by the Independent Data Safety Monitoring Board, we are now enrolling subjects in the 250 mg arm.  Based on the safety and efficacy data observed in the 125 mg cohort and there being no unexpected side effects observed in the first ten metastatic patients enrolled in the 250 mg cohort, enrollment of the 250 mg cohort was opened to individuals with metastatic or non-metastatic CRPC.  The study is ongoing and, subject to meeting our current enrollment projections, data from all patients in the study is expected in the first quarter of 2015.

Financial Highlights

Our net loss for the three months ended March 31, 2014 was $9.0 million.  We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At March 31, 2014, we had cash, cash equivalents and short-term investments of $27.8 million compared to $14.7 million at December 31, 2013.  On March 6, 2014, we completed a private placement of units consisting of 11,976,048 shares of common stock and warrants to purchase 10,179,642 shares of our common stock for gross proceeds of approximately $21.3 million.  The warrants, which have a one year term expiring on March 6, 2015, have a per share exercise price of $1.67 that is payable only in cash. If exercised in full, the warrants could result in additional gross proceeds of approximately $17.0 million.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2015. We expect that our current cash resources, together with interest income thereon, will be sufficient to fund the completion of our ongoing Phase 2 clinical trials of enobosarm 9 mg and GTx-758, the completion of our Phase 1 clinical studies of enobosarm 3 mg and the continuation of activities required for the potential submission of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  However, we will need to raise substantial additional capital in the near term to complete the activities that would be required to submit a MAA and to sustain our operations through and beyond the second quarter of 2015. In addition, we have based these estimates on our current business plan and our assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, we will need to raise substantial additional funding in order to complete the activities that would be required to submit a MAA to the EMA or conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting and the Phase 1 clinical trials we are conducting to support a potential MAA submission to the EMA for enobosarm 3 mg, including any additional Phase 3 clinical trials we may have to conduct to seek approval from any regulatory authorities for enobosarm 3 mg. If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2015, we would be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

While we have been able to fund our operations to date, we do not currently have any commitments for future external funding, other than the above mentioned warrants which may or may not be exercised by the warrant holders. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding our ability to obtain approval of enobosarm 3 mg in the EU in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We expect that our research and development expenses for fiscal year 2014 will decrease as compared to fiscal year 2013 due to the completion of the POWER 1 and POWER 2 clinical trials in 2013 and will be primarily focused on the continued clinical development of enobosarm and GTx-758.

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

Pursuing a potential MAA submission in the EU for the more narrow indication of advanced NSCLC patients treated with platinum plus taxane chemotherapy and evaluating options for further development of this program in the US.

Enobosarm 9 mg
Treatment of women with androgen receptor positive and estrogen receptor positive metastatic breast cancer	SARM	Phase 2	Completed enrollment of the Phase 2, open-label clinical trial. Data from all subjects is expected early in the third quarter of 2014.

GTx-758
Secondary hormonal therapy in men with metastatic or non-metastatic CRPC	Selective ER alpha agonist	Phase 2

Completed enrollment of the 125 mg cohort of the Phase 2 clinical trial for secondary hormonal therapy in men with metastatic CRPC and currently enrolling the 250 mg cohort in both metastatic and non-metastatic CRPC.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Research and development expenses	$1,380	$342
General and administrative expenses	867	514
Total share-based compensation	$2,247	$856

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $32,000 and $42,000, respectively.  At March 31, 2014, the total compensation cost related to non-vested stock options not yet recognized was approximately $3.1 million with a weighted average expense recognition period of 1.58 years. At March 31, 2014, the total compensation cost related to non-vested RSUs not yet recognized was approximately $577,000 with a weighted average expense recognition period of two months.

FARESTON® Revenue Recognition

Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012.  Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At March 31, 2014 and December 31, 2013, our accrual for product returns, was $454,000 and $918,000, respectively.  The accrual for product returns decreased during the current period due to the closure of the return period for a portion of the previously sold inventory.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended March 31,
Proposed Candidate / Proposed Indication	Program	2014	2013
		(in thousands)

Enobosarm
3 mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	$3,987	$5,978

Enobosarm
9 mg
Treatment of women with AR positive and ER positive metastatic breast cancer	SARM	863	323

Capesaris®
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	1,462	1,714

Other research and development		48	1,599

Total research and development expenses		$6,360	$9,614

Research and development expenses decreased to $6.4 million for the three months ended March 31, 2014 from $9.6 million for the three months ended March 31, 2013.  Research and development expenses related to enobosarm decreased as the last patients completed the POWER 1 and POWER 2 Phase 3 clinical trials for enobosarm 3 mg in May 2013.  This was partially offset by activities related to a potential MAA submission, including the initiation of seven Phase 1 clinical trials, during the first quarter of 2014.  Research and development expenses for enobosarm 9 mg increased as we initiated in the second quarter of 2013 a Phase 2 clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  Research and development expenses related to GTx-758 decreased during the three months ended March 31, 2014 related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012.

“Other research and development” expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities and has decreased from the prior year comparable period as we are no longer conducting drug discovery activities and are focusing our research and development activities on the ongoing clinical development of our current product candidates.

General and Administrative Expenses

General and administrative expenses decreased 13% to $2.6 million for the three months ended March 31, 2014 from $3.0 million for the three months ended March 31, 2013, which was due primarily to the workforce reduction implemented in October 2013, decreased legal expenses as the prior period included the preparation of new equity incentive plans and more intellectual property activities, and other costs saving measures we implemented related to the workforce reduction.  These decreases were partially offset by increases due to expenses related to cash bonuses, stock options modifications, and stock option and RSU grants made to the employees as part of our efforts to retain the essential employees continuing with us following the October 2013 workforce reduction.

Liquidity and Capital Resources

At March 31, 2014, we had cash, cash equivalents and short-term investments of $27.8 million, compared to $14.7 million at December 31, 2013.  Net cash used in operating activities was $8.1 million and $13.9 million for the three months ended March 31, 2014 and 2013, respectively, and resulted primarily from funding our operations.

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2014 and resulted primarily from the purchase of short-term investments.  Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2013 and resulted from the maturities of short-term investments of $3.2 million partially offset by the purchase of short-term investments of $1.2 million.

Net cash provided by financing activities was $21.1 million for the three months ended March 31, 2014 and reflects proceeds from the issuance of common stock and warrants, partially offset by payments on capital lease obligations.  Net cash provided by financing activities was $84,000 for the three months ended March 31, 2013 and was provided primarily from proceeds from the exercise of employee stock options partially offset by payments on capital lease and financed equipment obligations.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2015. We expect that our current cash resources, together with interest income thereon, will be sufficient to fund the completion of our ongoing Phase 2 clinical trials of enobosarm 9 mg and GTx-758, the completion of our Phase 1 clinical studies of enobosarm 3 mg and the continuation of activities required for the potential submission of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  However, we will need to raise substantial additional capital in the near term to complete the activities that would be required to submit a MAA and to sustain our operations through and beyond the second quarter of 2015. In addition, we have based these estimates on our current business plan and our assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, we will need to raise substantial additional funding in order to complete the activities that would be required to submit a MAA to the EMA or conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting and the Phase 1 clinical trials we are conducting to support a potential MAA submission to the EMA for enobosarm 3 mg, including any additional Phase 3 clinical trials we may have to conduct to seek approval from any regulatory authorities for enobosarm 3 mg.

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

While we have been able to fund our operations to date, we do not currently have any commitments for future external funding, other than the above mentioned warrants which may or may not be exercised by the warrant holders. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings, or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to file a new drug application, or NDA, for enobosarm 3 mg, we announced a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2015, we would be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we announced in March 2014 that we completed a private placement of common stock and warrants to purchase additional common stock for gross proceeds of approximately $21.3 million, which financing was substantially dilutive, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding our ability to obtain approval of enobosarm 3 mg in the EU in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Effective December 31, 2013, our then Vice President, Chief Financial Officer and Treasurer resigned from GTx.  During the first quarter of 2014, we reassigned certain responsibilities related to our key controls as a result of this resignation.  However, we do not believe that these changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2014.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of March 31, 2014, we had an accumulated deficit of $464.3 million. Our net loss for the three months ended March 31, 2014 was $9.0 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, and we are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and harmed our future prospects. While we may submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA must determine that the safety and efficacy data from the POWER 1 trial are sufficient to support approval of a MAA.  However, the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support approval of a MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval.  If we are required to successfully conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg in order to support potential approval of enobosarm 3 mg in the EU, we would be required to obtain substantial additional capital, and given the uncertainties inherent in the clinical development process, there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  In such event, we may be required to cease further development of our enobosarm program and forego any return on our investment from our enobosarm program.

We are evaluating options for further development of enobosarm 3 mg in the United States.  We would be required to obtain substantial additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States and there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  In any event, we do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we are unable to raise additional capital in the near term to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern, if we and/or any potential collaborators are unable to develop and commercialize enobosarm or GTx-758, if development is further delayed or is eliminated, or if sales revenue from enobosarm or GTx-758 upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We will need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs and could cause us to discontinue our operations.*

We will need to raise substantial additional capital in the near term to:

•                  fund our operations and conduct clinical trials, including to conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg that may be required to support approval of enobosarm 3 mg in the EU or to pursue regulatory approval of enobosarm 3 mg in the United States;

•                  continue our research and development;

•                  seek regulatory approval for our product candidates; and

•                  commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2015. We expect that our current cash resources, together with interest income thereon, will be sufficient to fund the completion of our ongoing Phase 2 clinical trials of enobosarm 9 mg and GTx-758, the completion of our Phase 1 clinical studies of enobosarm 3 mg and the continuation of activities required for the potential submission of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  However, we will need to raise substantial additional capital in the near term to complete the activities that would be required to submit a MAA and to sustain our operations through and beyond the second quarter of 2015 and to continue as a going concern. In addition, we have based these estimates on our current business plan and our assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  In any event, we will need to raise substantial additional funding in order to complete the activities that would be required to submit a MAA to the EMA or conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting and the Phase 1 clinical trials we are conducting to support a potential MAA submission to the EMA for enobosarm 3 mg, including any additional Phase 3 clinical trials we may have to conduct to seek approval from any regulatory authorities for enobosarm 3 mg. Our future funding requirements will depend on many factors, including:

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through public or private equity offerings, debt financings, or collaboration and licensing arrangements, or a combination of the above, as well as through interest income earned on the investment of our cash balances and short-term investments.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to file a new drug application, or NDA, for enobosarm 3 mg, we announced a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern, we would be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we announced in March 2014 that we completed a private placement of common stock and warrants to purchase additional common stock for gross proceeds of approximately $21.3 million, which financing was substantially dilutive, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding our ability to obtain approval of enobosarm 3 mg in the EU in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to obtain regulatory approval of our product candidates from the EMA or FDA may harm our prospects.

A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC, and we are substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg.  We announced in August 2013 that these two Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the FDA.  The failure of the POWER trials to meet each of the co-primary endpoints significantly depressed our stock price and harmed our future prospects.  While we may submit a MAA to the EMA for the marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support approval of a MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval, which would require us to obtain substantial additional funding to conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg.  Given the uncertainties inherent in the clinical development process, there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  In such event, we may be required to cease further development of our enobosarm program and forego any return on our investment from our enobosarm program and we could be required to cease operations.  Also, we are evaluating options for further development of enobosarm 3 mg in the United States.  We would be required to obtain substantial additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States and there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  Typically, the failure rate for development candidates is high.  If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA.  While we may submit a MAA to the EMA for the more narrow indication of enobosarm 3 mg to prevent and treat muscle wasting in advanced NSCLC patients treated with platinum plus taxane chemotherapy, there is no guarantee that the EMA would approve a MAA, which could result in the requirement that we conduct additional clinical studies or our ceasing further development of enobosarm program.  Also we are evaluating options for further development of enobosarm 3 mg in the United States.  There can be no assurance that we and the FDA would agree on any further development of enobosarm 3 mg.  Even if we reach agreement with the FDA to conduct additional Phase 3 clinical trials of enobosarm 3 mg and we believe the results from any trial we conduct to be positive, the efficacy and/or safety results from the trials still may be found to be insufficient to support the submission of a NDA to the FDA or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, notifying us that the FDA would not approve the NDA.  We have since discontinued our toremifene development programs.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates.  We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through a new partnership, collaboration or financing.  In this regard, we do not have sufficient funds to conduct any additional clinical development of our product candidates beyond the Phase 1 and Phase 2 clinical trials that we are currently conducting, and any additional Phase 3 clinical trials we may have to conduct to seek approval from any regulatory authority for enobosarm 3 mg is subject to our ability to raise substantial additional funds. There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital in the near term, we will not be able to bring our product candidates to market and generate product revenues.

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

The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. While we may submit a MAA to the EMA for the marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support approval of a MAA submission and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to support any such approval, which would require us to obtain substantial additional funding to conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg.   Also, we are evaluating options for further development of enobosarm 3 mg in the United States.  There can be no assurance that we would reach agreement with the FDA on any further development for enobosarm 3 mg and we would in any event be required to obtain substantial additional funding in order to commence any such Phase 3 program.  Additionally, there can be no assurance that the FDA will determine that the data from our ongoing clinical trial or future clinical trials of GTx-758 will be sufficient for approval of this product candidate in any indication.  For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential clinical trials of enobosarm or GTx-758, which could require us to abandon the development of the affected product candidate.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate.  Even if we submit an application to the FDA, the EMA and other foreign regulatory authorities for marketing approval of a product candidate, it may not result in any marketing approvals.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 12, 2014, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

Risks Related to Commercialization

The commercial success of any products that we and/or any potential collaborators may develop will depend upon the market and the degree of market acceptance among physicians, patients, health care payors and the medical community.

If we submit a MAA to the EMA for the marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy and marketing approval is obtained, we anticipate that the commercial prospects for enobosarm 3 mg could be diminished as a result of this more limited product indication. Additionally, any products that we and/or any potential collaborators may develop, including enobosarm 3 mg, may not gain market acceptance for its stated indication among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Similar cost containment initiatives exist in countries outside of the United States, particularly in the countries of the EU, where the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us or any potential collaborators to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or a potential collaborators’ commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recently budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates.  If budget pressures continue, governments may implement additional cost containment measures.  Cost-control initiatives could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

We are developing GTx-758 for secondary hormonal therapy in men with metastatic and non-metastatic CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy.  There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758.  Dendreon Corporation markets and sells Provenge®, an autologous cellular immunotherapy, for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer.  Medivation, Inc. has received approval for Xtandi®, an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel. Medivation continues to develop Xtandi® for men with metastatic CRPC prior to receiving chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC prior in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy.  Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic castrate resistant prostate cancer prior to chemotherapy.  GTx-758 is being developed as a treatment for this same patient population prior to the initiation of chemotherapy.

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

Risks Related to Employees and Growth

Management transition creates uncertainties and could harm our business.*

We have recently had significant changes in executive leadership, and more could occur. Effective December 31, 2013, Mark Mosteller resigned as our Chief Financial Officer. In connection with Mr. Mosteller’s resignation, Marc S. Hanover, who was then serving as our President and Chief Operating Officer, was appointed as our acting principal financial officer and Jason T. Shackelford, who was then serving as our Corporate Controller and Director of Accounting, was appointed as our principal accounting officer.  On April 3, 2014, Mitchell S. Steiner resigned as our Vice Chairman and Chief Executive Officer. On April 3, 2014, Mr. Hanover was appointed as our interim Chief Executive Officer. Upon the appointment of Mr. Hanover as interim Chief Executive Officer, Mr. Hanover ceased to perform the duties of our principal financial officer, which duties were assigned to Mr. Shackelford.  Additionally, James T. Dalton, who notified us that he is resigning as our Chief Scientific Officer, will terminate his employment with us effective August 31, 2014.  However, we anticipate retaining Dr. Dalton as a consultant to GTx following his resignation as a company employee.

As a result of the recent changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business.  For instance, Mr. Hanover has taken on the role of interim Chief Executive Officer in addition to his role as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, because Messrs. Hanover and Shackelford are serving as interim Chief Executive Officer and acting principal financial and accounting officer, respectively, it is possible that they could be replaced in those positions when permanent replacements are identified by the Board, and any transition period could create additional diversions for us and our employees, including for Messrs. Hanover and Shackelford. Also, while we expect that we will retain Dr. Dalton as a consultant to GTx following his employment end date, we will no longer have regular access to Dr. Dalton’s key scientific expertise, which could materially and adversely impact our product candidate development efforts. Disruption to our organization as a result of executive management transition may have a detrimental impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. If we are not able to attract and keep senior management and key scientific personnel, we may not be able to successfully develop or commercialize our product candidates. All of our employees are at-will employees and can terminate their employment at any time.

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and current Chief Scientific Officer have either resigned or notified us of their intent to resign. Primarily as a result of our October 2013 workforce reduction, only 32 employees remained as employees of GTx as of March 31, 2014.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our product candidates, we will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our product candidates, we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.  As of March 31, 2014, we had only 32 employees.

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

Risks Related to Our Common Stock

Market volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  announcements regarding our ability to complete the prerequisites for and to submit a MAA to the EMA seeking marketing approval for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy;

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

•                  uncertainties created by our recent and potential future management turnover;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of March 31, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 64.3% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 39.8% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, and the closing bid price of our common stock on May 5, 2014 was $1.45 share. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other applicable listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the minimum bid price requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2014, the average daily trading volume of our common stock on The NASDAQ Global Market was 849,464 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2014, we had 75,161,437 shares of common stock outstanding.

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

GTx, Inc.

Date: May 12, 2014	By:	/s/ Marc S. Hanover
Marc S. Hanover, President, Chief Operating Officer
and interim Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Corporate Controller,
Senior Director of Accounting and
Acting Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated March 6, 2014	10-K	000-50549	4.6	03/12/2014

4.7	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated March 3, 2014, among the Registrant, J.R. Hyde, III and The Pyramid Peak Foundation	10-K	000-50549	4.7	03/12/2014

10.1+	2014 Compensation Information for Registrant’s Executive Officers	—	—	—	—

10.2+	Severance Agreement, made effective as of April 3, 2014, between Mitchell S. Steiner, M.D. and the Registrant	—	—	—	—

10.3+	Amendment to Amended and Restated Employment Agreement, effective as of April 3, 2014, between Registrant and Marc S. Hanover	—	—	—	—

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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