Form 10-Q
period 2014-06-30
GTX INC /DE/
filed 2014-08-05
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 76,014,531 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,178	$14,529
Short-term investments	6,080	200
Prepaid expenses and other current assets	1,194	442
Total current assets	18,452	15,171
Property and equipment, net	58	112
Intangible and other assets, net	625	322
Total assets	$19,135	$15,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$992	$808
Accrued expenses and other current liabilities	2,711	3,759
Total current liabilities	3,703	4,567
Other long-term liabilities	147	354
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 and 120,000,000 shares authorized at both June 30, 2014 and December 31, 2013, respectively; 76,014,531 and 63,185,389 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	76	63
Additional paid-in capital	490,500	465,981
Accumulated deficit	(475,291)	(455,360)
Total stockholders’ equity	15,285	10,684
Total liabilities and stockholders’ equity	$19,135	$15,605

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Expenses:
Research and development expenses	$7,894	$10,139	$14,254	$19,753
General and administrative expenses	3,052	2,684	5,681	5,707
Total expenses	10,946	12,823	19,935	25,460
Loss from operations	(10,946)	(12,823)	(19,935)	(25,460)
Other income, net	2	21	4	76
Net loss	$(10,944)	$(12,802)	$(19,931)	$(25,384)

Net loss per share:
Basic and diluted	$(0.15)	$(0.20)	$(0.28)	$(0.40)

Weighted average shares outstanding:
Basic and diluted	75,433,302	62,994,771	70,997,330	62,929,816

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,931)	$(25,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	262
Share-based compensation	3,951	1,496
Directors’ deferred compensation	63	74
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,062)	(394)
Accounts payable	184	89
Accrued expenses and other liabilities	(1,253)	(1,423)
Net cash used in operating activities	(17,983)	(25,280)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(32)
Purchase of short-term investments, held to maturity	(9,265)	(1,225)
Proceeds from maturities of short-term investments, held to maturity	3,385	5,880
Net cash (used in) provided by investing activities	(5,884)	4,623
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	21,135	—
Tax payments related to shares withheld for vested restricted stock units	(617)	—
Payments on capital lease and financed equipment obligations	(2)	(4)
Proceeds from exercise of employee stock options	—	869
Net cash provided by financing activities	20,516	865
Net decrease in cash and cash equivalents	(3,351)	(19,792)
Cash and cash equivalents, beginning of period	14,529	48,044
Cash and cash equivalents, end of period	$11,178	$28,252

The accompanying notes are an integral part of these financial statements.

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.  Business and Basis of Presentation

Business

GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, cancer supportive care, including prevention and treatment of cancer-related muscle wasting, and other serious medical conditions.

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs with the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer, as well as the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss).  The Company announced during the second quarter of 2014 positive preliminary results from a Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg for the treatment of patients with androgen receptor (“AR”) positive and estrogen receptor (“ER”) positive metastatic breast cancer who have previously responded to hormonal therapy.  Based on the results of this clinical trial, the Company plans to advance clinical development of enobosarm 9 mg in patients with AR positive metastatic breast cancer, subject to the Company’s ability to obtain additional funding.

The Company announced in August 2013 that its POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (“NSCLC”) failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the United States Food and Drug Administration (“FDA”). The Company met with representatives from two member countries to the European Medicines Agency (“EMA”) in January 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a marketing authorization application (“MAA”) in the European Union (“EU”) for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  Following these meetings, the Company retained experts in both the U.S. and the EU to work with the Company’s internal team to explore the option of submitting a MAA for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy. The Company has completed the clinical conduct for all additional Phase 1 clinical studies typically required for submission purposes and is now reviewing the pharmacokinetic and safety data necessary to prepare the related clinical study reports.  Further, the Company has submitted a pediatric investigational plan to the EMA, which is necessary for the submission of a MAA.  Although the Company has performed these prerequisite activities for the submission of a MAA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the Company is continuing to evaluate the filing of a MAA to the EMA based on the sufficiency of the supporting data and the commercial prospects of the drug candidate in this more narrow indication.  In any event, the Company does not currently expect that it will be able to submit a MAA to the EMA prior to the third quarter of 2015, if at all.

In the Company’s meeting with the FDA in February 2014 to review and discuss the results of the POWER clinical trials, the Company learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application (“NDA”) for enobosarm 3 mg.  The Company is evaluating options for further development of enobosarm 3 mg.  Any further development of enobosarm 3 mg would be subject to the Company’s ability to obtain additional funding.

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

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

In April 2014, the Company announced that Mitchell S. Steiner, its Chief Executive Officer (“CEO”), Vice Chairman of the Board of Directors and a co-founder of the Company, was leaving the Company to pursue other business interests.  Dr. Steiner resigned from his roles as CEO and Vice Chairman of the Board of Directors at the Company effective April 3, 2014.  In connection with Dr. Steiner’s resignation, Marc S. Hanover was appointed as the Company’s interim Chief Executive Officer and was elected to the Board to serve the remainder of Dr. Steiner’s term on the Board until the 2015 annual meeting of the Company’s stockholders.  Also in connection with Dr. Steiner’s resignation, the Company entered into a severance agreement with Dr. Steiner, pursuant to which Dr. Steiner received severance benefits of twelve months of base salary continuation payments and continued healthcare coverage through the earliest of December 31, 2014 or the date he ceases to be eligible for COBRA continuation coverage.  As a result of these severance benefits, the Company recognized cash severance related expenses of $483 during the three months ended June 30, 2014.  Additionally, all of Dr. Steiner’s outstanding unvested stock options were vested and became immediately exercisable on April 13, 2014.  The Company extended the post-termination exercise period of all of his stock options until the earlier to occur of (i) April 13, 2019 or (ii) the expiration of the term of a particular stock option grant.  The Company recorded a one-time, noncash net compensation expense of $215 relating to these stock option modifications.  See Note 2, Share-Based Compensation, for further information.

The Company has experienced significant recurring operating losses since its inception and has limited funds.  The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements into the second quarter of 2015. Accordingly, the Company needs to raise substantial additional capital in the near term in order to fund its operations through and beyond the second quarter of 2015 and to continue as a going concern.

Basis of Presentation

 The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2014.

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

At June 30, 2014 and December 31, 2013, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.  As the Company has the positive intent and ability to hold the certificates of deposit until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value.  The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2014 and December 31, 2013, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses associated with conducting clinical trials in foreign countries, interest earned on the Company’s cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense.

FARESTON® Revenue Recognition

Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retained the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012.  Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At June 30, 2014 and December 31, 2013, the Company’s accrual for product returns, was $282 and $918, respectively.   Of these amounts, $147 and $332 have been included in “Other long-term liabilities” in the condensed balance sheet at June 30, 2014 and December 31, 2013, respectively, and represents the portion of the Company’s product returns accrual estimated to be payable after one year.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2014 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liabilities in the ordinary course of

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

business. The Company has experienced significant recurring operating losses since its inception resulting in an accumulated deficit of $475,291 at June 30, 2014. At June 30, 2014, the Company had cash, cash equivalents and short-term investments of $17,258 compared to $14,729 at December 31, 2013. Currently, the Company has no ongoing collaborations for the development and commercialization of its product candidates and no source of revenue, nor does the Company expect to generate revenue for the foreseeable future.  A substantial portion of the Company’s efforts and expenditures has been devoted to enobosarm 3 mg, which was the subject of two Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced NSCLC, and the Company has been substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg. The failure of the enobosarm 3 mg Phase 3 clinical trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA has significantly depressed the Company’s stock price and has harmed its future prospects and ability to raise additional capital, and consequently, the Company’s prospects as a going concern have been diminished. The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements only into the second quarter of 2015.  If the Company does not have sufficient funds to continue its operations, it would be required to, among other things, make further reductions in its workforce, eliminate ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of its assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  Share-Based Compensation

                Share-based payments include stock option grants and restricted stock units (“RSUs”) under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,  2013.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$950	$353	$2,330	$695
General and administrative expenses	817	361	1,684	875
Total share-based compensation	$1,767	$714	$4,014	$1,570

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $31 and $32, respectively.  Share-based compensation expense recorded as general and administrative expense for the six months ended June 30, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $63 and $74, respectively.  As a result of the modification of Dr. Steiner’s options upon his resignation in April 2014, the Company recognized a one-time, noncash net compensation expense of $215, which was included in general and administrative expenses for the three and six months ended June 30, 2014.  This amount reflects the net of the aggregate incremental fair value associated with the modifications of $359, partially offset by the reversal of $144 of previously recognized share-based compensation expense for Dr. Steiner’s unvested options.

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

The Company estimated the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs was amortized on a straight-line basis over the requisite service period of the awards.  At December 31, 2013, the Company had 1,225,000 unvested RSUs with a weighted average grant date fair value per share of $1.87.  All of the Company’s outstanding RSUs vested during the second quarter of 2014 and no RSUs were outstanding at June 30, 2014.  The number of RSUs vested includes 371,906 shares that were withheld on behalf of the Company’s employees to satisfy the statutory tax withholding requirements.

        The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected price volatility	86.5%	75.7%	86.5%	74.5%
Risk-free interest rate	2.3%	1.0%	2.3%	1.1%
Weighted average expected life in years	6.9 years	6.0 years	6.9 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	6,445,342	$6.58
Options granted	2,912,500	1.37
Options forfeited or expired	(1,134,874)	9.39
Options exercised	—	—
Options outstanding at June 30, 2014	8,222,968	4.35

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options, unvested restricted stock units and common stock warrants.

Weighted average potential shares of common stock of 17,695,578 and 6,488,055 for the three months ended June 30, 2014 and 2013, respectively, and 14,267,924 and 6,583,708 for the six months ended June 30, 2014 and 2013, respectively, were excluded from the calculations of diluted loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for these periods.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

·                  the implementation of our business strategies, including our ability to preserve or realize any significant value from our enobosarm (GTx-024) and GTx-758 (Capesaris®) programs;

·                  the therapeutic and commercial potential of our product candidates;

·                  the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;

·                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;

·                  the anticipated progress of our clinical programs, including whether our ongoing clinical trial of GTx-758 will achieve clinically relevant results;

·                  the timing, scope and anticipated initiation, enrollment and completion of our ongoing clinical trials and any other future clinical trials that we may conduct;

·                  our ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

·                  our ability to market, commercialize and achieve market acceptance for our product candidates;

·                  our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

·                  our estimates regarding the sufficiency of our cash resources and our ability to continue as a going concern and our expenses, capital requirements and need for additional financing, and our ability to obtain additional financing.

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, cancer supportive care, including prevention and treatment of cancer-related muscle wasting, and other serious medical conditions.

In April 2014, we announced that Mitchell S. Steiner, our Vice Chairman of the Board of Directors and Chief Executive Officer, or CEO, and a co-founder of the Company, was leaving the Company to pursue other business interests.  Dr. Steiner resigned from his roles as CEO and Vice Chairman at the Company effective April 3, 2014.  Marc S. Hanover, a co-founder of the Company, was named interim CEO by the Company’s Board.  Mr. Hanover was also elected by the Board to fill Dr. Steiner’s remaining term as a Class II director until our 2015 annual meeting of stockholders. Mr. Hanover has served as President and Chief Operating Officer of GTx since our inception in September 1997. Also in April 2014, we announced that James T. Dalton, our Chief Scientific Officer, notified us of his decision to resign from GTx effective August 31, 2014.  The Company has entered into a consulting agreement with Dr. Dalton effective upon his resignation from the Company.

Notwithstanding the recent changes in our management, we remain committed to the implementation of our strategy, which includes further development of enobosarm 9 mg for the treatment of patients with androgen receptor, or AR, positive metastatic breast cancer.  We are continuing to evaluate the filing of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, based on the sufficiency of the supporting data from the two Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, treated with platinum plus taxane chemotherapy and the commercial prospects of the drug candidate in this more narrow indication.  We are also evaluating options for further development of enobosarm 3 mg in the United States. Finally, we are continuing our Phase 2 clinical trial of GTx-758 as a secondary hormonal treatment for men with castration-resistant prostate cancer.

Business Highlights

We are developing selective androgen receptor modulators, or SARMs, a new class of drugs with the potential to be used as a hormonal therapy for the treatment of metastatic breast cancer, as well as the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions, including chronic sarcopenia (age related muscle loss).  Our lead SARM product candidate, enobosarm (GTx-024), has to date been evaluated in 21 completed or ongoing clinical trials enrolling approximately 1,554 subjects, including in three Phase 2 and two Phase 3 clinical trials.  Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

We announced during the second quarter of 2014 positive preliminary results from a Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg for the treatment of patients with AR positive and estrogen receptor, or ER, positive metastatic breast cancer who have previously responded to hormonal therapy.  We believe that SARMs have the potential to be used as a novel hormonal therapy for the treatment of metastatic breast cancer.  Nonselective steroidal androgens have been used to treat breast cancer; however, the unwanted virilizing side effects have limited their widespread clinical use. Moreover, they may also be metabolized to estrogens that could stimulate tumor growth.  We believe that enobosarm has the potential to provide clinical benefit to women whose metastatic breast cancer is progressing by treating their disease while minimizing the unwanted masculinizing side effects associated with steroidal androgens, and unlike steroidal androgens, cannot be converted into an estrogen.  Additionally, women with metastatic breast cancer receiving treatment with enobosarm may receive the benefit of increased lean body mass, reduction in fat mass and improvement in physical function.  In our Phase 2 clinical trial in the U.S., we enrolled 22 postmenopausal women with metastatic breast cancer to assess clinical benefit response after six months of enobosarm 9 mg once daily treatment, which was defined as those women receiving treatment who have demonstrated (i) a complete response (disappearance of all targeted lesions), (ii) a partial response (at least a 30 percent decrease in the sum of the diameters of the targeted lesions), or (iii) stable disease (no disease progression from baseline).

Of the 22 patients enrolled in the study, a total of 20 patients had one or more scheduled assessments for determination of clinical benefit. The primary endpoint was assessed in 17 AR positive patients, with six patients demonstrating clinical benefit at six months, exceeding the pre-defined statistical threshold requiring that at least three of 14 patients with an AR positive metastatic lesion demonstrate clinical benefit.  A total of seven patients achieved clinical benefit at six months, which includes one patient whose AR status could not be determined.  The results also demonstrated that, after a median duration on study of 81 days, 41 percent of all patients (9/22) achieved clinical benefit as best response and also had increased prostate specific antigen, or PSA, which appears to be an indicator of AR activity. The seven patients achieving clinical benefit (which included six of the 17 patients with AR positive metastatic lesions, or 35 percent) had stable disease. No confirmed complete or partial responses have been observed in the study, although three patients currently remain on study past 270 days as their disease has continued to remain stable.  Enobosarm 9 mg was well tolerated. The most common adverse events, or AEs, reported were pain, fatigue, nausea, hot flash/night sweats, and arthralgia. The majority of AEs were Grade 1. There were two serious adverse events, or SAEs, reported during the study. One of the SAEs, bone pain of the chest cage, was assessed as possibly related to enobosarm.  Based on the results of this clinical trial, we are planning additional clinical development of enobosarm in patients with AR positive metastatic breast cancer, subject to our ability to obtain additional funding.

We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the primary statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as pre-specified for the FDA.  However, efficacy data from the studies demonstrated enobosarm’s consistent effect on maintaining or improving lean body mass compared to placebo.  As for safety, enobosarm was generally well tolerated, with the occurrence of SAEs similar across the placebo and treated groups.  A final analysis for survival was performed following 450 deaths in patients across both studies, which occurred in June 2014.  As expected, enobosarm 3 mg did not adversely affect patient survival, as there were no statistical differences in survival between subjects in the placebo and enobosarm arms.

Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the EMA. Therefore, we met with representatives from two member countries to the EMA in January 2014 to review and discuss the results of the POWER trials to determine an appropriate path forward for submitting a MAA in the EU for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.  Following these meetings, we retained experts in both the U.S. and the EU to work with our internal team to explore the option of submitting a MAA for enobosarm 3 mg in the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy.  We have completed the clinical conduct for all additional Phase 1 clinical studies typically required for submission purposes and are now reviewing the pharmacokinetic and safety data necessary to prepare the related clinical study reports.  Further, the Company has submitted a pediatric investigational plan to the EMA, which is necessary for the submission of a MAA.  Although we have performed these prerequisite activities for the submission of a MAA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, we are continuing to evaluate the filing of a MAA to the EMA based on the sufficiency of the supporting data and the commercial prospects of the drug candidate in this more narrow indication.  In any event, we do not currently expect that we will be able to submit a MAA to the EMA prior to the third quarter of 2015, if at all.

In our meeting with the United States Food and Drug Administration, or FDA, in February 2014 to review and discuss the results of the POWER clinical trials, we learned that since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA was not willing to accept a new drug application, or NDA, for enobosarm 3 mg. We are evaluating options for further development of enobosarm 3 mg in the U.S. Any further development of enobosarm 3 mg will be subject to our ability to obtain additional funding.

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

Financial Highlights

Our net loss for the three months ended June 30, 2014 was $10.9 million.  We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At June 30, 2014, we had cash, cash equivalents and short-term investments of $17.3 million compared to $14.7 million at December 31, 2013.  On March 6, 2014, we completed a private placement of units consisting of 11,976,048 shares of common stock and warrants to purchase 10,179,642 shares of our common stock for gross proceeds of approximately $21.3 million.  The warrants, which have a one year term expiring on March 6, 2015, have a per share exercise price of $1.67 that is payable only in cash. If exercised in full, the warrants could result in additional gross proceeds of approximately $17.0 million.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2015.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.  While we expect that our current cash resources, together with interest income thereon, will be sufficient to fund the remaining costs associated with our Phase 2 proof-of-concept clinical trial of enobosarm 9 mg and the completion of the Phase 2 clinical trial of GTx-758, as well as the continuation of our evaluation of a filing of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, we will need to raise substantial additional capital in the near term in order to:

·                  conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting, including to advance the clinical development of enobosarm 9 mg or to seek approval from any regulatory authorities for enobosarm 3 mg;

·                  complete the activities that would be required to submit a MAA to the EMA, should we determine to proceed with a MAA submission; and

·                  fund our operations and to continue as a going concern.

If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern, we would be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Accordingly, we are seeking to raise additional funding through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding our ability to obtain approval of enobosarm 3 mg in the EU in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ

Global Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We expect that our research and development expenses for fiscal year 2014 will decrease as compared to fiscal year 2013 due to the completion of the POWER 1 and POWER 2 clinical trials in 2013 and will be primarily focused on our ongoing Phase 2 clinical trials, activities related to our evaluation of further development of enobosarm 9 mg for the treatment of women with AR positive metastatic breast cancer, and prerequisite activities related to a potential submission of a MAA in the EU for enobosarm 3 mg.

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm
9 mg
Treatment of women with androgen receptor positive metastatic breast cancer	SARM	Phase 2

Announced positive preliminary results from the Phase 2 proof-of-concept clinical trial in the second quarter of 2014. Subject to obtaining additional funding, plan to advance clinical development in patients with AR positive metastatic breast cancer.

Enobosarm
3 mg
Prevention and treatment of muscle wasting in patients with advanced NSCLC	SARM	Phase 3

Evaluating a potential MAA submission in the EU for the more narrow indication of advanced NSCLC patients treated with platinum plus taxane chemotherapy, and evaluating options for further development of this program in the U.S.

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

Share-based compensation also includes, beginning October 2013, restricted stock units, or RSUs, granted to employees under our 2013 equity incentive plan.  We estimated the fair value of RSUs using the closing price of our stock on the grant date.  The fair value of RSUs was amortized on a straight-line basis over the requisite service period of the awards.  All outstanding RSUs vested during the second quarter of 2014 and no RSUs were outstanding at June 30, 2014.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Research and development expenses	$950	$353	$2,330	$695
General and administrative expenses	817	361	1,684	875
Total share-based compensation	$1,767	$714	$4,014	$1,570

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $31,000 and $32,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the six months ended June 30, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $63,000 and $74,000, respectively.  At June 30, 2014, the total compensation cost related to non-vested awards not yet recognized was approximately $4.4 million with a weighted average expense recognition period of 4.45 years.

FARESTON® Revenue Recognition

Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012.  Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date.  At June 30, 2014 and December 31, 2013, our accrual for product returns, was $282,000 and $918,000, respectively.  The accrual for product returns decreased during the current period due to the closure of the return period for a portion of the previously sold inventory.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed Indication	Program	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in thousands)
Enobosarm
3 mg
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	$5,790	$6,445	$9,777	$12,423

Enobosarm
9 mg
Treatment of women with AR positive metastatic breast cancer	SARM	764	628	1,627	951

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	1,227	1,368	2,689	3,082

Other research and development		113	1,698	161	3,297

Total research and development expenses		$7,894	$10,139	$14,254	$19,753

Research and development expenses decreased to $7.9 million for the three months ended June 30, 2014 from $10.1 million for the three months ended June 30, 2013.  Research and development expenses decreased to $14.3 million for the six months ended June 30, 2014 from $19.8 million for the six months ended June 30, 2013.

Research and development expenses for enobosarm 3 mg decreased for both periods as the last patients completed the POWER 1 and POWER 2 Phase 3 clinical trials for enobosarm 3 mg in May 2013. This was partially offset by increased activities related to a potential MAA submission for enobosarm 3 mg, including conducting seven Phase 1 clinical trials. Research and development expenses for enobosarm 9 mg increased for both periods as we initiated in the second quarter of 2013 a Phase 2 clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy.  Research and development expenses related to GTx-758 decreased for both periods related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012.

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

General and Administrative Expenses

General and administrative expenses increased 14% to $3.1 million for the three months ended June 30, 2014 from $2.7 million for the three months ended June 30, 2013. General and administrative expenses decreased slightly for the six months ended June 30, 2014 from the six months ended June 30, 2013.   The increase for the three months ended June 30, 2014 from the prior period comparable quarter was due to expenses related to cash retention bonuses, stock options modifications, and stock option and RSU grants made to employees as part of our efforts to retain essential employees needed for us to continue our business operations following the October 2013 workforce reduction, as well as severance and stock option modifications related to the resignation of our CEO during the second quarter of 2014. These increases were partially offset by decreases in legal expenses and other costs saving measures we implemented related to the workforce reduction.  The decrease for the six months ended June 30, 2014 from the prior comparable period was due to a reduction in personnel costs as a result of the workforce reduction implemented in October 2013, decreased legal fees, and a decrease in the accrual for product returns due to the closure of the return period for a portion of the previously sold inventory.  These decreases were significantly offset by increases related to cash retention bonuses, stock options modifications, and stock option and RSU grants made to employees as part of our efforts to retain essential employees needed for us to continue our business operations following the October 2013 workforce reduction and severance and stock option modifications related to the resignation of our CEO during the second quarter of 2014.

Liquidity and Capital Resources

 At June 30, 2014, we had cash, cash equivalents and short-term investments of $17.3 million, compared to $14.7 million at December 31, 2013.  Net cash used in operating activities was $18.0 million and $25.3 million for the six months ended June 30, 2014 and 2013, respectively.

Net cash used in investing activities was $5.9 million for the six months ended June 30, 2014 and resulted primarily from the purchase of short-term investments of $9.3 million offset by the maturities of short-term investments of $3.4 million.  Net cash provided by investing activities was $4.6 million for the six months ended June 30, 2013 and resulted primarily from the maturities of short-term investments of $5.9 million offset by the purchase of short-term investments of $1.2 million.

        Net cash provided by financing activities was $20.5 million for the six months ended June 30, 2014 and reflects proceeds from the issuance of common stock and warrants, partially offset by $617,000 of tax payments related to shares withheld for vested RSUs and payments of $2,000 on capital lease obligations.  Net cash provided by financing activities was $865,000 for the six months ended June 30, 2013 and was provided primarily from proceeds from the exercise of employee stock options of $869,000 partially offset by payments on capital lease and financed equipment obligations of $4,000.

        We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2015.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.

In addition, while we expect that our current cash resources, together with interest income thereon, will be sufficient to fund the remaining costs associated with our Phase 2 proof-of-concept clinical trial of enobosarm 9 mg and the completion of the Phase 2 clinical trial of GTx-758, as well as the continuation of our evaluation of a filing of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, we will need to raise substantial additional capital in the near term in order to:

·                  conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting, including to advance the clinical development of enobosarm 9 mg or to seek approval from any regulatory authorities for enobosarm 3 mg;

·                  complete the activities that would be required to submit a MAA to the EMA, should we determine to proceed with a MAA submission; and

·                  fund our operations and to continue as a going concern.

Our estimates of the period of time through which our financial resources will be adequate to support our projected operating requirements and related development activities are forward-looking statements and involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  In addition, because of the numerous risks and uncertainties associated with the development of our product candidates and other research and development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated future clinical trials and other research and development activities.  Our future funding requirements will depend on many factors, including:

·                  the scope, rate of progress and cost of our clinical development programs, including our ongoing and any future clinical trials of enobosarm and GTx-758;

·                  the terms and timing of any potential collaborative, licensing and other strategic arrangements that we may establish;

·                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

·                  future clinical trial results, if any;

·                  the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

·                  the effect of competing technological and market developments; and

·                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.   Accordingly, we are seeking to raise additional funding through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to file a new drug application, or NDA, for enobosarm 3 mg, we announced a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern, we would be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we announced in March 2014 that we completed a private placement of common stock and warrants to purchase additional common stock for gross proceeds of approximately $21.3 million, which financing was substantially dilutive, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding whether we will submit a MAA to the EMA for enobosarm 3 mg and even if submitted, our ability to obtain approval of enobosarm 3 mg in the EU in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Global Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Effective April 3, 2014, our then Chief Executive Officer resigned from GTx.  We do not believe that this change materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2014, we had an accumulated deficit of $475.3 million. Our net loss for the six months ended June 30, 2014 was $19.9 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development and financial resources in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, and we have been substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and has harmed our future prospects and ability to raise additional capital, and consequently, our prospects as a going concern have been diminished. Although we are evaluating the submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA must determine that the safety and efficacy data from the POWER 1 trial are sufficient to support the submission and approval of a MAA. However, we or the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to submit a MAA or to support approval of a MAA submission.  If we are required to successfully conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg in order to support potential approval of enobosarm 3 mg in the EU, we could potentially abandon our plans to pursue the submission of a MAA.  We are also evaluating options for further development of enobosarm 3 mg in the United States. We would be required to obtain substantial additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States and there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional Phase 3 clinical trials of enobosarm 3 mg.  A decision to abandon our plans to pursue the submission of a MAA and/or our inability to raise sufficient additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States, could require us to cease further development of our enobosarm 3 mg program and to forego any return on our investment from our enobosarm 3 mg program, which could make it more difficult for us to obtain, or may prevent us from obtaining, the additional capital that we need to allow us to continue as a going concern, and we could be required to cease operations.

Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we are unable to raise substantial additional capital in the near term to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern, if we and/or any potential collaborators are unable to develop and commercialize enobosarm or GTx-758, if development is further delayed or is eliminated, or if sales revenue from enobosarm or GTx-758 upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs and could cause us to discontinue our operations. We cannot be certain that additional capital will be available to us and, if substantial additional capital is not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.*

At June 30, 2014, we had cash, cash equivalents and short-term investments of $17.3 million. We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the second quarter of 2015.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.

In addition, while we expect that our current cash resources, together with interest income thereon, will be sufficient to fund the remaining costs associated with our Phase 2 proof-of-concept clinical trial of enobosarm 9 mg and the completion of the Phase 2 clinical trial of GTx-758, as well as the continuation of our evaluation of a filing of a MAA to the EMA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, we will need to raise substantial additional capital in the near term in order to:

·                  conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials we are currently conducting, including to advance the clinical development of enobosarm 9 mg or to seek approval from any regulatory authorities for enobosarm 3 mg;

·                  complete the activities that would be required to submit a MAA to the EMA, should we determine to proceed with a MAA submission; and

·                  fund our operations and to continue as a going concern.

In any event, our future funding requirements will depend on many factors, including:

·                  the scope, rate of progress and cost of our clinical development programs, including our ongoing and any future clinical trials of enobosarm and GTx-758;

·                  the terms and timing of any potential collaborative, licensing and other strategic arrangements that we may establish;

·                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

·                  future clinical trial results, if any;

·                  the cost and timing of regulatory filings and/or approvals to commercialize our product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

·                  the effect of competing technological and market developments; and

·                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of defending any other litigation claims.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.   Accordingly, we are seeking to raise additional funding through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to file a new drug application, or NDA, for enobosarm 3 mg, we announced a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2015 and to continue as a going concern, we would be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or GTx-758, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we announced in March 2014 that we completed a private placement of common stock and warrants to purchase additional common stock for gross proceeds of approximately $21.3 million, which financing was substantially dilutive, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm 3 mg Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding whether we will submit a MAA to the EMA for enobosarm 3 mg and even if submitted, our ability to obtain approval of enobosarm 3 mg in the EU in the absence of additional Phase 3 development of enobosarm 3 mg and the terms of any such approval.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Global Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm from the EMA or FDA may significantly harm our prospects.*

A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC, and we have been substantially dependent on the successful development, regulatory approval and commercialization of enobosarm 3 mg.  We announced in August 2013 that these two Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the FDA.  The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and has harmed our future prospects and ability to raise additional capital, and consequently, our prospects as a going concern have been diminished.  Although we are evaluating the submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA must determine that the safety and efficacy data from the POWER 1 trial are sufficient to support approval of a MAA.  However, we or the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to submit a MAA or to support approval of a MAA submission.  If we are required to successfully conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg in order to support potential approval of enobosarm 3 mg in the EU, we could potentially abandon our plans to pursue the submission of a MAA.  We are also evaluating options for further development of enobosarm 3 mg in the United States. We would be required to obtain substantial additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States.  Given the uncertainties inherent in the clinical development process, there can be no assurances that we would be successful in obtaining the additional funding necessary to support additional

Phase 3 clinical trials of enobosarm 3 mg.  A decision to abandon our plans to pursue the submission of a MAA and/or our inability to raise sufficient additional capital in order to conduct any Phase 3 clinical trials of enobosarm 3 mg to support potential approval in the United States, could require us to cease further development of our enobosarm 3 mg program and to forego any return on our investment from our enobosarm 3 mg program, which could make it more difficult for us to obtain, or may prevent us from obtaining, the additional capital that we need to allow us to continue as a going concern, and we could be required to cease operations.

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  Typically, the failure rate for development candidates is high.  If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA. Although we are evaluating the submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA must determine that the safety and efficacy data from the POWER 1 trial are sufficient to support approval of a MAA.  However, we or the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to submit a MAA or to support approval of a MAA submission.  If we are required to successfully conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg in order to support potential approval of enobosarm 3 mg in the EU, we could potentially abandon our plans to pursue the submission of a MAA.  Also, we are evaluating options for further development of enobosarm 3 mg in the United States.  There can be no assurance that we and the FDA would agree on any further development of enobosarm 3 mg and additional funding for such further development may not be available to us in any event, which could result in our ceasing further development of our enobosarm program. Even if we are successful in obtaining additional funding and we reach agreement with the FDA to conduct additional Phase 3 clinical trials of enobosarm 3 mg and we believe the results from any trial we conduct to be positive, the efficacy and/or safety results from the trials still may be found to be insufficient to support the submission of a NDA to the FDA or if submitted, the approval of the NDA by the FDA. For example, we received a Complete Response Letter in October 2009 from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy, or ADT, notifying us that the FDA would not approve the NDA.  We have since discontinued our toremifene development programs.

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether potential clinical trials will begin on time, or whether ongoing clinical trials will need to be restructured or will be completed on schedule, if at all.  We or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

·                       regulators or institutional review boards may not authorize us or any potential collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or we may experience substantial delays in obtaining these authorizations;

·                       preclinical or clinical trials may produce negative or inconclusive results, which may require us or any potential collaborators to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

·                       even if preclinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require us to conduct unanticipated additional clinical trials;

·                       registration or enrollment in clinical trials may be slower than we anticipate, resulting in significant delays or study terminations;

·                       we or any potential collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

·                       regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

·                       our product candidates may not have the desired effects or may include undesirable side effects.

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

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins have also been observed in subjects treated with enobosarm.  Lower levels of high-density lipoproteins could lead to increased risk of adverse cardiovascular events. In addition, in our Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg for the treatment of patients with androgen receptor, or AR, positive and estrogen receptor, or ER, positive metastatic breast cancer who have previously responded to hormonal therapy, a serious adverse event, bone pain of the chest cage, was assessed as possibly related to enobosarm.  Alternations of bone health, including those potentially caused by hormonal therapies such as enobosarm, could lead to a skeletal-related event which is associated with multiple complications, could negatively affect quality of life and could reduce survival. Complications potentially associated with skeletal-related events include, but are not limited to, pathologic fractures and spinal cord compression, and surgery or radiation for palliation and treatment.

If the incidence of serious or other adverse events related to our product candidates increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we or any potential collaborators may conduct in the future or after any of our product candidates are approved and marketed:

·                       we or any potential collaborators may be required to conduct additional preclinical or clinical trials, make changes in the labeling of any such approved products, reformulate any such products, or implement changes to or obtain new approvals of our contractors’ manufacturing facilities;

·                       regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

·                       we may experience a significant drop in the sales of the affected products;

·                       our reputation in the marketplace may suffer; and

·                       we may become the target of lawsuits, including class action suits.

Any of these events could prevent approval or harm sales of the affected product candidates or products, or could substantially increase the costs and expenses of commercializing and marketing any such products.

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates.  We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through a new partnership, collaboration or financing.  In this regard, we do not have sufficient funds to conduct any additional clinical development of our product candidates beyond the Phase 2 clinical trials that we are currently conducting, and any additional Phase 3 clinical trials we may have to conduct to seek approval from any regulatory authority for enobosarm 3 mg, as well as any additional clinical development of enobosarm 9 mg, is subject to our ability to raise substantial additional funds. There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital in the near term, we will not be able to advance the development of enobosarm or GTx-758 or otherwise bring our product candidates to market and generate product revenues.

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

Dependence on collaborative arrangements subjects us to a number of risks, including:

·                  we may not be able to control the amount and timing of resources that our potential collaborators may devote to our product candidates;

·                  potential collaborations may experience financial difficulties or changes in business focus;

·                  we may be required to relinquish important rights such as marketing and distribution rights;

·                  should a collaborator fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;

·                  business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

·                  under certain circumstances, a collaborator could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

·                  collaborative arrangements are often terminated or allowed to expire, which could delay the development and may increase the cost of developing our product candidates.

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

Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:

·                       reliance on the third party for regulatory compliance and quality assurance;

·                       the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

·                       the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us; and

·                       drug product supplies not meeting the requisite requirements for clinical trial use.

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

As a result of intellectual property infringement claims, or to avoid potential claims, we might:

·                       be prohibited from selling or licensing any product that we and/or any potential collaborators may develop unless the patent holder licenses the patent to us, which the patent holder is not required to do;

·                       be required to pay substantial royalties or other amounts, or grant a cross license to our patents to another patent holder; or

·                       be required to redesign the formulation of a product candidate so that it does not infringe, which may not be possible or could require substantial funds and time.

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

The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. Although we are evaluating the submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy, the EMA must determine that the safety and efficacy data from the POWER 1 trial are sufficient to support approval of a MAA.  However, we or the EMA may determine that the safety and efficacy data from the POWER 1 trial, as supported by data from the POWER 2 trial, are insufficient to support the submission of a MAA to the EMA seeking marketing authorization for enobosarm 3 mg and that one or more additional Phase 3 clinical trials of enobosarm 3 mg would be required to be successfully conducted by us in order to submit a MAA or to support approval of a MAA submission.  If we are required to successfully conduct and complete any additional Phase 3 clinical trials of enobosarm 3 mg in order to support potential approval of enobosarm 3 mg in the EU, we could potentially abandon our plans to pursue the submission of a MAA.  Also, we are evaluating options for further development of enobosarm 3 mg in the United States.  There can be no assurance that we and the FDA would agree on any further development of enobosarm 3 mg and additional funding for such further development may not be available to us in any event, which could result in our ceasing further development of our enobosarm program.  Additionally, there can be no assurance that the FDA will determine that the data from our ongoing clinical trial or future clinical trials of enobosarm 9 mg or GTx-758 will be sufficient for approval of these product candidates in any indications.  For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential clinical trials of enobosarm or GTx-758, which could require us to abandon the development of the affected product candidate.

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

If we submit a MAA to the EMA for the marketing approval of enobosarm 3 mg in the EU for the more narrow indication of the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy and marketing approval is obtained, we anticipate that the commercial prospects for enobosarm 3 mg could be diminished as a result of this more limited product indication. Additionally, any products that we and/or any potential collaborators may develop, including enobosarm 3 mg, may not gain market acceptance for its stated indication among physicians, patients, health care payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

·                       efficacy and safety results in clinical trials;

·                       the prevalence and severity of any side effects;

·                       potential advantages over alternative treatments;

·                       whether the products we commercialize remain a preferred course of treatment;

·                       the ability to offer our product candidates for sale at competitive prices;

·                       relative convenience and ease of administration;

·                       the strength of marketing and distribution support; and

·                       sufficient third-party coverage or reimbursement.

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

We face an inherent risk of product liability exposure related to our prior commercial sales of FARESTON® and the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any product that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

·                       decreased demand for any product candidates or products;

·                       injury to our reputation;

·                       withdrawal of clinical trial participants;

·                       costs to defend the related litigation;

·                       substantial monetary awards to trial participants or patients;

·                       loss of revenue; and

·                       the inability to commercialize any products for which we obtain or hold marketing approvals.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  Competition for enobosarm 3 mg, which is being developed for the prevention and treatment of muscle wasting in patients with advanced NSCLC, includes SARMs in development by Ligand Pharmaceuticals Inc. and GlaxoSmithKline plc.  Pfizer Inc., Eli Lilly and Company and Amgen Inc. have myostatin inhibitors in development that may compete with enobosarm 3 mg if approved for commercial sale. In addition, Cytokinetics, Inc. is developing a troponin activator with a muscle specific mechanism in Phase 2 studies, with a focus on neurological muscle diseases (amyotrophic lateral sclerosis and myasthenia gravis) and Novartis AG is developing a human monoclonal antibody for various muscle indications.  Moreover, there are other categories of drugs in development, including ghrelin receptor agonists, growth hormone, secretagogues, inflammatory modulators and other agents, that may have some muscle activity.  Helsinn Group is developing anamorelin, a ghrelin receptor agonist, in Phase 3 clinical trials for treatment of cancer cachexia in patients with NSCLC.  Appetite stimulants such as Megace® (megestrol acetate) and dronabinol are used off-label for the treatment of weight loss and the treatment of loss of appetite in patients with cancer.

We also plan, subject to our obtaining additional funding, to advance the development of enobosarm 9 mg for the treatment of patients with AR positive metastatic breast cancer who have previously responded to hormonal therapy.  No other SARMs are currently in development for this indication; however, SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. A number of other compounds are targeting the androgen axis in breast cancer that could compete with enobosarm 9 mg if approved for commercial sale. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals and Zytiga® being developed by Janssen Pharmaceuticals. ARAs in development include Xtandi® being developed by Astellas/Medivation and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm 9 mg as they are directed towards similar patient populations that may benefit from enobosarm.

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

As a result of the recent changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business.  For instance, Mr. Hanover has taken on the role of interim Chief Executive Officer in addition to his role as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, because Messrs. Hanover and Shackelford are serving as interim Chief Executive Officer and acting principal financial and accounting officer, respectively, it is possible that they could be replaced in those positions when permanent replacements are identified by the Board, and any transition period could create additional diversions for us and our employees, including for Messrs. Hanover and Shackelford. Also, while we will retain Dr. Dalton as a consultant to GTx following his employment end date, we will no longer have regular access to Dr. Dalton’s key scientific expertise, which could materially and adversely impact our product candidate development efforts. Disruption to our organization as a result of executive management transition may have a detrimental impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and current Chief Scientific Officer have either resigned or notified us of their intent to resign. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of June 30, 2014.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our product candidates, we will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our product candidates, we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.  As of June 30, 2014, we had only 27 employees.

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

Risks Related to Our Common Stock

Market volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

·                       announcements regarding any plans, or the abandoning of any plans, to submit a MAA to the EMA seeking marketing approval for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC treated with platinum plus taxane chemotherapy;

·                       announcements regarding our ability to determine, in consultation with the FDA, a feasible pathway forward to seek marketing approval for enobosarm 3 mg for the prevention and treatment of muscle wasting or cachexia in patients with NSCLC;

·                       our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

·                       delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm and GTx-758;

·                       reports of unacceptable incidences of adverse events observed in any of our ongoing clinical trials of enobosarm and GTx-758;

·                       announcements regarding further cost-cutting initiatives or restructurings;

·                       uncertainties created by our recent and potential future management turnover;

·                       our ability to enter into new collaborative, licensing or other strategic arrangements with respect to our product candidates;

·                       the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

·                       the timing of achievement of, or failure to achieve, our and any potential collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

·                       announcement of FDA approval or non-approval of our product candidates or delays in or adverse events during the FDA review process;

·                       actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;

·                       the commercial success of any product approved by the FDA or its foreign counterparts;

·                       introductions or announcements of technological innovations or new products by us, our potential collaborators, or our competitors, and the timing of these introductions or announcements;

·                       market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

·                       announcements regarding our ability to comply with the minimum listing requirements of The NASDAQ Stock Market LLC;

·                       regulatory developments in the United States and foreign countries;

·                       changes in the structure or reimbursement policies of health care payment systems;

·                       any intellectual property infringement lawsuit involving us;

·                       actual or anticipated fluctuations in our results of operations;

·                       changes in financial estimates or recommendations by securities analysts;

·                       hedging or arbitrage trading activity that may develop regarding our common stock;

·                       sales of large blocks of our common stock;

·                       sales of our common stock by our executive officers, directors and significant stockholders;

·                       changes in accounting principles; and

·                       the loss of any of our key scientific or management personnel.

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of June 30, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 57.6% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 33.3% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, and the closing bid price of our common stock on August 1, 2014 was $1.21 share. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other applicable listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the minimum bid price requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

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

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

·                       a classified Board of Directors;

·                       a prohibition on actions by our stockholders by written consent;

·                       the ability of our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

·                       limitations on the removal of directors.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2014, the average daily trading volume of our common stock on The NASDAQ Global Market was 861,169 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2014, we had 76,014,531 shares of common stock outstanding.

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

ITEM 5.             OTHER INFORMATION

As previously disclosed, on March 6, 2014, we completed a private placement of units consisting of an aggregate of 11,976,048 shares of our common stock and warrants to purchase an aggregate of 10,179,642 shares of our common stock. In connection with the closing of the private placement, we entered into a registration rights agreement dated March 6, 2014 (the “Rights Agreement”) with the investors in the private placement, pursuant to which we granted to the investors certain rights with respect to the registration for resale of shares our common stock held by (or issuable to) such investors. On August 4, 2014, we entered into an amended and restated registration rights agreement (the “Amended Agreement”) with the investors in the private placement to, among other things, provide that the foregoing registration rights apply solely to the shares of our common stock issued or issuable to these investors in the private placement or upon exercise of the warrants issued in the private placement, to provide that all such registration rights fully terminate on the earlier to occur of March 6, 2016 or the date on which such shares are publicly resold or available for resale without restriction under Rule 144 under the Securities Act, and to make certain other changes to the Rights Agreement. The foregoing is only a brief description of the amendments to the Rights Agreement effected by the Amended Agreement, does not purport to be complete, and is qualified in its entirety by reference to Amended Agreement that is filed as Exhibit 4.6 to this Quarterly Report on Form 10-Q.

ITEM 6.                EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: August 5, 2014	By:	/s/ Marc S. Hanover
Marc S. Hanover, President, Chief Operating Officer and interim Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director,
Accounting and Corporate Controller
Acting Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6+	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	—	—	—	—

4.7	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated March 3, 2014, among the Registrant, J.R. Hyde, III and The Pyramid Peak Foundation	10-K	000-50549	4.7	03/12/2014

4.8+	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	—	—	—	—

10.1	Severance Agreement, made effective as of April 3, 2014, between Mitchell S. Steiner, M.D. and the Registrant	10-Q	000-50549	10.2	05/12/2014

10.2	Amendment to Amended and Restated Employment Agreement, effective as of April 3, 2014, between the Registrant and Marc S. Hanover	10-Q	000-50549	10.3	05/12/2014

10.3+	Consulting Agreement, made effective as of September 1, 2014, between the Registrant and James T. Dalton	—	—	—	—

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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