Form 10-Q/A
period 2014-06-30
GTX INC /DE/
filed 2014-12-12
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

GTx, INC.

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2014

EXPLANTORY NOTE

GTx, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2014 (the “10-Q”). The principal purpose of this Amendment is to add certain executive compensation disclosures to Part II, Item 5 of the 10-Q, which disclosures were inadvertently omitted from the 10-Q.  This Amendment hereby amends Part II, Items 5 and 6, and the Exhibit Index to the 10-Q.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. Except as specifically noted, this Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after August 5, 2014) or modify or update those disclosures that may be affected by subsequent events.

PART II:  OTHER INFORMATION

ITEM 5.                                                OTHER INFORMATION

Registration Rights Agreement.  As previously disclosed, on March 6, 2014, we completed a private placement of units consisting of an aggregate of 11,976,048 shares of our common stock and warrants to purchase an aggregate of 10,179,642 shares of our common stock. In connection with the closing of the private placement, we entered into a registration rights agreement dated March 6, 2014 (the “Rights Agreement”) with the investors in the private placement, pursuant to which we granted to the investors certain rights with respect to the registration for resale of shares our common stock held by (or issuable to) such investors. On August 4, 2014, we entered into an amended and restated registration rights agreement (the “Amended Agreement”) with the investors in the private placement to, among other things, provide that the foregoing registration rights apply solely to the shares of our common stock issued or issuable to these investors in the private placement or upon exercise of the warrants issued in the private placement, to provide that all such registration rights fully terminate on the earlier to occur of March 6, 2016 or the date on which such shares are publicly resold or available for resale without restriction under Rule 144 under the Securities Act, and to make certain other changes to the Rights Agreement. The foregoing is only a brief description of the amendments to the Rights Agreement effected by the Amended Agreement, does not purport to be complete, and is qualified in its entirety by reference to Amended Agreement that is filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014.

Executive Compensation Matters. As previously reported, on September 27, 2013, the Compensation Committee of our Board of Directors (the “Board”) suspended cash bonus award eligibility under the GTx, Inc. Executive Bonus Compensation Plan (the “Bonus Plan”), a copy of which was filed as Exhibit 10.53 to our annual report on Form 10-K for the year ended December 31, 2008, until such time as the Compensation Committee determines to re-instate such bonus eligibility. On June 3, 2014, the Compensation Committee of our Board determined to re-instate such bonus eligibility for the remainder of 2014 and in connection therewith, approved target bonuses and the performance criteria to be achieved in order to be eligible to receive a cash bonus award under the Bonus Plan for 2014 performance.  The amount of a participant’s bonus potential, which participants include each of our executive officers, is based on a target percentage of such participant’s annual base salary for 2014. The target bonus percentages for each of our executive officers are 65% of 2014 annual base salary for Marc S. Hanover, our interim Chief Executive Officer, 25% of 2014 annual base salary for Jason T. Shackelford, our acting Principal Financial and Accounting Officer, and 35% of 2014 annual base salary for Henry P. Doggrell, our Chief Legal Officer. Each participant’s total bonus opportunity is directly tied to the achievement of specified Company goals during the period from June 1, 2014 to December 31, 2014, such that the achievement of each goal would result in a cash bonus payment equal to a specified percentage of each participant’s target bonus.  Each of the Company goals and their relative weightings are summarized in the table below.

Company Goals	Cash Bonus Payable if Goal Achieved

Finalizing the clinical trial protocol for a new Phase 2 enobosarm breast cancer study and entering into such contracts in 2014 as are appropriate to be able to commence enrolling subjects in such study in the first quarter of 2015

25% of target bonus

Obtaining a global or regional partnership for enobosarm	50% of target bonus if global partnership; 35% of target bonus if regional partnership

Obtaining Board approval in 2014 to proceed with the filing of a marketing authorization application in the European Union for enobosarm 3 mg	25% of target bonus

Complete enrollment in our ongoing GTx-758 (Capesaris®) Phase 2 open-label clinical trial by October 31, 2014	20% of target bonus

Completion of an equity financing	25% of target bonus

License of certain preclinical and clinical compounds	5% of target bonus for each license

As of the date of this Quarterly Report on Form 10-Q/A, we do not expect to achieve any of the foregoing Company goals other than the equity financing goal, which was achieved in November 2014, and potentially the Phase 2 enobosarm breast cancer study goal.  The potential achievement of the Phase 2 enobosarm breast cancer study goal is a forward-looking statement that involves known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from the future results or achievement expressed or implied by such forward-looking statement.  We discuss many of these risks and uncertainties in our Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A.  Given these risks, uncertainties and other important factors, you should not place undue reliance on this forward-looking statement.  Also, this forward-looking statement represents our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q/A.

ITEM 6.                                                EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: December 12, 2014	By:	/s/ Marc S. Hanover
Marc S. Hanover, President, Chief Operating Officer and interim Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2014	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director,
Accounting and Corporate Controller
Acting Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated March 3, 2014, among the Registrant, J.R. Hyde, III and The Pyramid Peak Foundation	10-K	000-50549	4.7	03/12/2014
4.8	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
10.1	Severance Agreement, made effective as of April 3, 2014, between Mitchell S. Steiner, M.D. and the Registrant	10-Q	000-50549	10.2	05/12/2014
10.2	Amendment to Amended and Restated Employment Agreement, effective as of April 3, 2014, between the Registrant and Marc S. Hanover	10-Q	000-50549	10.3	05/12/2014
10.3	Consulting Agreement, made effective as of September 1, 2014, between the Registrant and James T. Dalton	10-Q	000-50549	10.3	08/05/2014
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	10-Q	000-50549	31.1	08/05/2014
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	10-Q	000-50549	31.2	08/05/2014
31.3+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
31.4+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	10-Q	000-50549	32.1	08/05/2014
32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	10-Q	000-50549	32.2	08/05/2014
101.INS	XBRL Instance Document	10-Q	000-50549	101.INS	08/05/2014

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	000-50549	101.SCH	08/05/2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	000-50549	101.CAL	08/05/2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	000-50549	101.DEF	08/05/2014
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-Q	000-50549	101.LAB	08/05/2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	000-50549	101.PRE	08/05/2014

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