Form 10-K
period 2014-12-31
GTX INC /DE/
filed 2015-03-16
CIK 1260990

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock on June 30, 2014 as reported on The NASDAQ Global Market was $50,111,518.

         There were 140,325,643 shares of registrant's common stock issued and outstanding as of March 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
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

PART I

ITEM 1.              BUSINESS

Overview

        GTx, Inc., a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions.

        We are developing selective androgen receptor modulators, or SARMs, a new class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions. Our lead product candidate, enobosarm (GTx-024), has to date been evaluated in 21 completed or ongoing clinical trials enrolling approximately 1,554 subjects, including in three Phase 2 and two Phase 3 clinical trials. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds. Our current strategy is focused on the further development of enobosarm in two breast cancer indications targeting the androgen receptor, or AR. We are also evaluating opportunities for the use of enobosarm in other medical conditions. Additionally, we are also continuing our Phase 2 clinical trial of GTx-758 (Capesaris®) as a secondary hormonal treatment for men with castration resistant prostate cancer, or CRPC.

        We announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg oral daily for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy. Based on the positive results of our Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we believe enobosarm has the potential to be an effective treatment alternative with a favorable side effect profile for women with ER positive and AR positive advanced breast cancer, as well as for women with advanced AR positive triple-negative breast cancer, or TNBC.

        Subject to the receipt of necessary regulatory approvals, we plan to initiate a Phase 2 proof-of-concept clinical trial of enobosarm in the second quarter of 2015 that is designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This planned open-label clinical trial will enroll up to approximately 55 patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at four months of treatment. We plan to conduct this clinical trial using a Simon's two-stage design, pursuant to which we will enroll approximately half of the patients in the first stage, and, assuming a certain pre-specified minimal response rate is achieved, we will proceed with enrollment of the second stage. Subject to the receipt of necessary regulatory approvals, we also plan to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. This second planned open-label clinical trial is designed to enroll up to approximately 118 patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed. This second planned open-label clinical trial will randomize patients to either a 9 mg or 18 mg oral daily dose of enobosarm, again using a Simon's two-stage design, and will assess clinical benefit at six months of treatment. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease. We currently have sufficient funding through the end of 2016 to allow us to obtain the results from at least patients enrolled in stage one of each clinical trial, but our ability to enroll patients to stage two of the clinical trials and complete these clinical trials likely will require us to seek sufficient additional funding.

        We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, failed to meet the statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed using responder analyses as pre-specified for the United States Food and Drug Administration, or FDA. However, efficacy data from the studies demonstrated enobosarm's consistent effect on maintaining or improving lean body mass compared to placebo.

        Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the European Medicines Agency, or EMA. Based upon input from representatives of the FDA and from member countries to the EMA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a new drug application in the United States or a marketing authorization application in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Our strategy does not currently include further development of enobosarm 3 mg for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership. However, we are evaluating opportunities for the use of enobosarm in other medical conditions.

        We are also developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT. We believe GTx-758 has the potential to reduce testosterone to levels lower than those attainable with ADT alone while ameliorating estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

        We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or high risk non-metastatic CRPC while on ADT. GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone. By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC. The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a greater than or equal to 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG and total and free testosterone levels in the study subjects. In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss. The Phase 2 clinical trial is designed to allow us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of venous thromboembolic events (blood clots), or VTEs. Enrollment of the 38 patients in the 125 mg arm has been completed without any occurrence of VTEs, and, during the first quarter of 2015, we met our enrollment goal of 38 subjects in the 250 mg arm. Based on the safety and efficacy data observed in the 125 mg arm and there being no unexpected side effects observed in the first ten metastatic patients enrolled in the 250 mg arm, enrollment of the 250 mg arm was opened to individuals with metastatic or high risk non-metastatic CRPC. To date, there has been one reported incidence of a VTE in a patient enrolled in the 250 mg arm, resulting in the patient's discontinuation from active treatment. The study is ongoing and primary efficacy data from all patients in the study is expected early in the third quarter of 2015. After receipt of data from this clinical trial, we will evaluate potential next steps in the clinical development of GTx-758, including potentially seeking a partnering or collaborative arrangement in order to fund additional clinical development.

Scientific Background on Estrogen and Androgen Hormones,
Selective Hormone Receptor Modulators, and ER Alpha Agonists

        Estrogens and androgens are hormones that play critical roles in regulating the reproductive system and contributing to the homeostasis of the muscular, skeletal, cardiovascular, metabolic and central nervous systems.

        Testosterone, the predominant androgen, is important for masculine physical characteristics, such as muscle size and strength and bone strength, as well as for mental well-being. Testosterone is converted into a more potent androgen, dihydrotestosterone, or DHT, which acts as the primary androgen in the prostate, sebaceous glands and hair follicles, and may cause unwanted effects like benign prostatic hyperplasia, or BPH, acne and hair loss. In aging men, there typically is a gradual decline in testosterone levels, which contributes to a loss of muscle mass and strength, erectile dysfunction, decreased sexual interest, depression and mood changes. Moreover, in men, testosterone is converted to estradiol, the primary estrogen in men and women. Estrogens improve bone quality and reduce the risk of hot flashes and skeletal fractures.

        Estrogens and androgens perform their physiologic functions principally by binding to and activating their respective hormone receptors located in various tissues. Once a hormone binds with its receptor, this activates a series of cellular events that results in the hormone specific tissue effects.

        Pharmaceuticals that target estrogen or androgen receptors have been used medically for over 50 years. The drugs that have been used to stimulate androgen receptors are either natural or synthetic hormones, known as anabolic/androgenic steroids. Steroids are generally believed to activate hormone receptors in all tissue types in a non-selective manner resulting in not only beneficial effects but also in unwanted clinical effects. Hair growth, acne and masculinization are also of concern in women who are exposed to exogenous testosterone. The lack of selectivity of testosterone and its conversion to DHT may result in unwanted side effects, such as the potential stimulation of latent into clinical prostate cancer, worsening of BPH, development or worsening of acne, or loss of hair. To date, no orally available testosterone products have been approved for use in the United States. Those testosterone products that are available must be administered by intramuscular injections or by transdermal patches or gels that may not be convenient for patients and, in some cases, can result in inconsistent blood levels of testosterone.

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

        A SARM is a small molecule that binds to and selectively modulates androgen receptors, the primary receptor to which testosterone binds. SARMs may be utilized in place of androgens for various medical conditions while avoiding the unwanted androgenic effects in the prostate in men or skin and hair in men and women. In previous studies, SARMs have been shown to decrease bone breakdown and increase muscle mass. In addition to the potential beneficial effects in muscle and bone,

SARMs may provide a therapeutic option for some women with breast cancer. Although no SARMs have been commercialized to date, we believe that SARMs, without the harmful side effects of testosterone or other exogenous anabolic steroid therapies, can potentially be developed to treat a range of medical conditions, including:

  •
  androgen receptor positive breast cancer;

  •
  muscle loss conditions of chronic diseases, such as cancer, AIDS, chronic kidney disease, end-stage renal disease, and neurodegenerative disorders;

  •
  muscle loss of acute conditions such as trauma, burns, and rehabilitation;

  •
  muscle loss conditions associated with aging such as frailty and chronic sarcopenia;

  •
  the prevention and/or treatment of osteoporosis;

  •
  disorders of the central nervous system, such as low libido in both men and women;

  •
  low testosterone conditions, such as primary and secondary hypogonadism; and

  •
  disorders of male reproductive functions, such as infertility and erectile dysfunction.

        A selective ER alpha agonist is a nonsteroidal compound with the ability to preferentially bind and activate ER alpha as opposed to ER beta. The selectivity for ER alpha is important in that ER beta is the form of the receptor predominantly expressed on platelets and agents that bind to ER beta can result in platelet aggregation, i.e. blood clots. GTx-758, a selective ER alpha agonist, has previously demonstrated the ability to increase serum concentrations of SHBG, an important serum protein that tightly binds to testosterone and regulates serum concentrations of unbound (free) testosterone. Free testosterone is the functionally active form of the hormone and is capable of passively diffusing into prostate cancer cells or is available to target tissues for androgen action. We believe that GTx-758 has the potential to further lower testosterone levels in men on androgen deprivation therapies for prostate cancer, including luteinizing hormone releasing hormone, or LHRH, agonist and antagonists that do not achieve castrate levels of testosterone. We believe that GTx-758 may have the ability to treat men with advanced prostate cancer by lowering serum testosterone concentrations along with decreasing the incidences of hot flashes, bone loss or other side effects related to LHRH agonists and antagonists.

Product Candidates

        The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Plan to initiate a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC in the second quarter of 2015, subject to receipt of necessary regulatory approvals.
Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Plan to initiate a Phase 2 open-label clinical trial evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer in the third quarter of 2015, subject to receipt of necessary regulatory approvals.
GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	Phase 2	Completed enrollment of the 125 mg arm of an ongoing Phase 2 clinical trial for secondary hormonal therapy in men with metastatic CRPC and met the enrollment goal for the 250 mg arm in both metastatic and high risk non-metastatic CRPC during the first quarter of 2015.

SARMs

Overview of the Treatment of Breast Cancer

        The treatment of breast cancer is one of the earliest examples of a targeted approach for cancer therapy. The development of therapeutic agents targeting the ER in breast cancer has served as a model for the development of other targeted therapies in oncology. The treatment for invasive breast cancer is guided, in part, by the characterization of receptor status in the tumor tissue which includes the presence or absence of ER, progesterone receptor, or PR, and human epidermal growth factor receptor 2, or HER2. Studies investigating the prevalence of receptor status in invasive breast cancer have demonstrated that 75-85% of tumors are ER positive and/or PR positive and 15-20% are HER2 positive. If there is a lack of expression of each of these three receptors, the breast cancer is known as TNBC, which is a more aggressive type of breast cancer with a worse prognosis than the receptor positive cancers.

        Since the majority of breast cancers are receptor positive, historically, advances in the treatment for breast cancer were focused on targeting the ER through hormonal manipulation with selective ER modulators including ER antagonists, which block the proliferative action of estrogen, and aromatase inhibitors, which decrease the synthesis of estrogen in postmenopausal women.

Unfortunately, as effective targeted approaches are not available for the treatment of TNBC, treatment is limited to cytotoxic chemotherapy.

        Recent research has focused on identifying new potential therapeutic targets in both hormone receptor positive breast cancers and TNBC for several reasons. In ER positive patients, resistance to endocrine therapies is a clinical and scientific challenge leading researchers to investigate other targets that are linked to the ER function. In TNBC, therapeutic targets need to be identified to potentially improve outcomes for patients with this aggressive form of breast cancer either as first line therapy after chemotherapy or in conjunction with chemotherapy. One such target that has been identified in both ER positive and TNBCs is the AR. In fact, the AR is the most commonly expressed steroid receptor in breast cancer with up to 90% of ER positive breast cancers and up to 50% of TNBCs expressing AR. Recent small studies have demonstrated that targeting the AR may be a viable treatment approach for advanced breast cancer.

Enobosarm Clinical Trial History

        Enobosarm has been evaluated in 21 completed or ongoing clinical trials enrolling approximately 1,554 subjects, including in three Phase 2 and two Phase 3 clinical trials. In our Phase 2 proof-of-concept clinical trial in the U.S., we enrolled 22 postmenopausal women with ER positive metastatic breast cancer who have previously responded to hormonal therapy to assess clinical benefit at six months of enobosarm 9 mg once daily treatment, which was defined as those patients receiving treatment who have demonstrated (i) a complete response (disappearance of all targeted lesions), (ii) a partial response (at least a 30 percent decrease in the sum of the longest diameters of the targeted lesions), or (iii) stable disease (no disease progression from baseline). The primary endpoint was assessed in 17 AR positive patients, including one patient who had AR status determined outside the protocol specified window. Six of these 17 patients demonstrated clinical benefit at six months, including the aforementioned patient, exceeding the pre-defined statistical threshold requiring that at least three of 14 patients with an AR positive metastatic lesion demonstrate clinical benefit. Seven patients in total (one patient with indeterminate AR status) achieved clinical benefit at six months as stable disease. The results also demonstrated that, after a median duration on study of 81 days, 41 percent of all patients (9/22) achieved clinical benefit as best response and also had increased PSA which appears to be an indicator of AR activity. No confirmed complete or partial responses have been observed in the study, although one patient with liver metastases had a 27% reduction in a target tumor, and one patient currently remains on study with stable disease. Enobosarm was well tolerated. The most common adverse events, or AEs, reported were pain, fatigue, nausea, hot flash/night sweats, and arthralgia. The majority of AEs were Grade 1. There were two serious adverse events, or SAEs, reported during the study. One of the SAEs, bone pain of the chest cage, was assessed as possibly related to enobosarm.

        Based on the positive results from our Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we plan to initiate two open-label Phase 2 clinical trials in 2015 designed to evaluate the efficacy and safety of enobosarm in patients with AR positive advanced breast cancer, subject to receipt of necessary regulatory approvals.

Enobosarm for the Treatment of Women with Advanced AR Positive TNBC

        Scientific Overview.    Although the majority of breast cancers are determined to be hormone receptor positive (expressing ER, PR or HER2), up to 20% of women diagnosed with breast cancer will have TNBC which is characterized by a lack of expression of ER, PR or HER2. TNBC occurs more frequently in younger patients (less than 50 years of age) and generally exhibits a more aggressive pattern of progression along with lower survival rates. For those patients with advanced TNBC, standard treatment options are limited to cytotoxic chemotherapy. However, even after an initial response to chemotherapy, the duration of the response may be short and there may be a higher likelihood of visceral metastases, rapidly progressing disease, and inferior survival compared to hormone receptor positive breast cancer. Therefore, there is an emphasis on research focused towards identifying therapeutic targets in TNBC. One such target is the AR. Historically, the AR has been considered to be anti-proliferative and beneficial in hormone receptor positive breast cancers. In TNBC, data from peer-reviewed literature indicates that the presence of the AR and androgen synthesizing enzymes is associated with lower proliferation, lower tumor grade, better overall survival, and more favorable clinical outcomes, as compared to those patients with TNBC not expressing AR. The general consensus in current literature also suggests that the AR biomarker, PSA, is a favorable prognostic marker in breast cancer. Based on these findings, research is focusing on the AR as a potential therapeutic target. We have studied SARMs in preclinical TNBC cell and animal models. This preclinical data suggests that the growth of TNBC cells expressing AR was inhibited by AR agonists, but not by the AR antagonist bicalutamide, suggesting that using an AR agonist may be a potentially viable approach for the treatment of advanced AR positive TNBC. We believe that this data, coupled with the early clinical success of androgens in breast cancer, supports the clinical evaluation of enobosarm as a novel targeted therapy to treat advanced AR positive TNBC.

        Potential Market.    Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime. As of January 1, 2014, it is estimated there were more than 3.1 million women with a history of invasive breast cancer living in the United States. In 2014, an estimated 233,000 new cases of breast cancer were diagnosed in women in the United States with TNBC accounting for up to 20% of these newly diagnosed breast cancers each year. Up to 50% of TNBC will express the AR, which accounts for approximately 23,000 patients per year. To date, treatment of TNBC has been limited to chemotherapy due to the lack of expression of known therapeutic targets on these tumors. Although first line chemotherapy is effective initially for the treatment of TNBC, patients eventually relapse and second line therapies are needed. While this market is smaller than ER positive breast cancer, it is currently underserved and represents an unmet medical need.

        Clinical Trials.    In the second quarter of 2015, we plan to initiate a Phase 2 clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This planned open-label proof-of-concept clinical trial will enroll up to approximately 55 patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at four months of treatment. Clinical benefit is defined as a complete response, partial response or stable disease. We plan to conduct this clinical trial using a Simon's two-stage design, pursuant to which we will enroll approximately half of the patients in the first stage, and, assuming a certain pre-specified minimal response rate is achieved, we will proceed with enrollment of the second stage.

        We currently have sufficient funding though the end of 2016 to allow us to obtain the results from at least patients enrolled in stage one of this clinical trial, but our ability to enroll patients to stage two of the clinical trial and complete the clinical trial likely will require us to seek sufficient additional funding.

Enobosarm for the Treatment of Women with ER Positive and AR Positive Advanced Breast Cancer

        Scientific Overview.    Prior to the ability to characterize receptor status and the introduction of targeted therapies directed at the ER, it was known that hormonal manipulation through ovarian ablation, along with alterations of pituitary and adrenal function could lead to tumor responses in some patients with breast cancer. Hormonal manipulation with steroidal androgens was also used with success as a first line treatment prior to the introduction of tamoxifen but also after disease progression with tamoxifen. However, androgen treatment had limitations due to the virilizing side effects including body and facial hair growth, acne and deepening of voice. Presently, ER targeted therapies are the mainstay of treatment for hormone receptor positive breast cancer with androgens reserved for use after failure of anti-estrogen therapies. However, the virilizing side effects are still a major limitation for patient compliance and acceptance. Based on the historical success of androgens for the treatment of breast cancer along with our preclinical data demonstrating tumor growth inhibition in ER positive breast cancer, we initiated a proof-of-concept Phase 2 clinical trial to evaluate enobosarm in postmenopausal women with ER positive and AR positive metastatic breast cancer. Due to the positive results from this proof-of-concept clinical trial, our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, the extensive experience we have with enobosarm in over 1,500 clinical trial patients, and its favorable safety profile, we believe enobosarm has the potential to be an effective treatment alternative for women with ER positive and AR positive advanced breast cancer.

        Potential Market.    Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime. As of January 1, 2014, it is estimated there were more than 3.1 million women with a history of invasive breast cancer living in the United States. In 2014, an estimated 233,000 new cases of breast cancer were diagnosed in women in the United States with approximately 6% to 8% of these women having metastatic disease at time of diagnosis. As studies investigating the prevalence of receptor status in invasive breast cancer have demonstrated that 75-85% of tumors are ER positive, anti-estrogen therapy has been noted to have the greatest global impact than any other treatment intervention in oncology. However, despite the widespread use and success of ER targeted therapies, there is no cure for metastatic breast cancer and eventually approximately 20-30% of women diagnosed with invasive breast cancer will have a recurrence.

        Clinical Trials.    In the third quarter of 2015, we plan to initiate a second Phase 2 clinical trial designed to enroll up to approximately 118 patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed. This second planned open-label clinical trial will randomize patients to either a 9 mg or 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at six months of treatment. Clinical benefit is defined as a complete response, partial response or stable disease. We plan to conduct this clinical trial using a Simon's two-stage design, pursuant to which we will enroll approximately half of the patients in the first stage, and, assuming a certain pre-specified minimal response rate is achieved, we will proceed with enrollment of the second stage.

        We currently have sufficient funding through the end of 2016 to allow us to obtain the results from at least patients enrolled in stage one of this clinical trial, but our ability to enroll patients to stage two of the clinical trial and complete the clinical trial likely will require us to seek sufficient additional funding.

Selective ER Alpha Agonist

GTx-758 for the Secondary Hormonal Treatment of CRPC

        Scientific Overview.    ADT is the most common treatment for patients who have advanced prostate cancer. ADT reduces testosterone, a primary growth factor for prostate cancer, to castrate levels. ADT is currently accomplished either surgically by removal of the testes or more commonly chemically by injection with LHRH agonists or antagonists. These LHRH agents work by shutting off LH secretion by the pituitary gland thereby stopping testosterone production by the testes. The reduction in testosterone by ADT also results in very low estrogen levels in men because estrogen is derived from testosterone. Estrogen deficiency side effects associated with LHRH therapies may include bone loss and fractures, adverse lipid changes, hot flashes, gynecomastia, decreased libido, impaired cognitive function, increase in body fat composition, metabolic syndrome, diabetes and cardiovascular disease. We believe GTx-758 has the potential to reduce free testosterone without also causing certain estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

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

        In the United States alone, we believe there are approximately 80,000 men who have developed resistance to LHRH therapies and therefore have CRPC but who have not received chemotherapy. We believe there are approximately 36,000 men diagnosed each year with metastatic hormone sensitive prostate cancer. Zytiga® and XTANDI® are currently the only drugs approved for the treatment of metastatic CRPC in patients who have not yet received chemotherapy, although several other drugs are in clinical development for this indication. We believe new hormonal therapies in development, if approved, will be used prior to chemotherapy as physicians and patients look for treatment options capable of delaying cancer progression and possibly prolonging survival prior to chemotherapy.

        In the United States, there are currently approximately 750,000 men with non-metastatic hormone sensitive prostate cancer and approximately 60,000 new cases are diagnosed each year. For hormone sensitive advanced prostate cancer, ADT is the most common treatment. There are no approved androgen deprivation therapies designed to significantly minimize estrogen deficiency side effects, including bone loss, fractures, insulin resistance and hot flashes. For many men on ADT, physicians are currently prescribing certain drugs, some of them on an off-label basis, to help ameliorate some of the specific estrogen deficiency related side effects of ADT. These drugs include the use of estrogen patches and compounds, as well as off-label use of bisphosphonates for osteoporosis and Megace® (megestrol acetate) for hot flashes.

        Our ability to develop GTx-758 as an effective secondary hormonal therapy for men with metastatic and non-metastatic CRPC or potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with ADT, is dependent on our ability to find an appropriate dose that is both effective and safe for these patient populations.

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

        We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or high risk non-metastatic CRPC while on ADT. GTx-758 has previously demonstrated the ability to increase the production of a protein called SHBG that binds testosterone and thereby reduces free testosterone. By reducing free testosterone, we believe serum PSA will be reduced in men with CRPC. The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a greater than or equal to 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG and total and free testosterone levels in the study subjects. In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss. The Phase 2 clinical trial is designed to allow us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of VTEs. The original trial design provided for 75 total subjects to be enrolled in three sequential dosing arms, with the first 25 subjects in the study being enrolled in the GTx-758 125 mg dosing arm. Assuming that an acceptable incidence of VTEs was observed when the last subject enrolled in the GTx-758 125 mg dosing arm completed one 30 day cycle of therapy, enrollment of the next 25 subjects would commence in the GTx-758 250 mg dosing arm. Similarly, the GTx-758 500 mg dosing arm was to have commenced enrollment of the final 25 subjects when the last subject enrolled in the 250 mg dose arm completed one 30 day cycle of therapy, assuming an acceptable incidence of VTEs had been observed in both of the lower dosage arms and management had decided to continue testing at the next higher dose. After reviewing data collected from the GTx-758 125 mg dosing arm indicating the ability of the drug to substantially increase SHBG and lower free testosterone without any unexpected side effects occurring, the clinical trial protocol was amended in the third quarter of 2013 to eliminate the 500 mg dosing arm and to increase the number of subjects to be enrolled in the 125 mg and the 250 mg dosing arms to 38 patients per arm. Enrollment in the 125 mg arm has been completed without any occurrence of VTEs, and, during the first quarter of 2015, we met our enrollment goal of 38 subjects in the 250 mg arm. Based on the safety and efficacy data observed in the 125 mg arm and there being no unexpected side effects observed in the first ten metastatic patients enrolled in the 250 mg arm, enrollment of the 250 mg arm was opened to individuals with metastatic or high risk non-metastatic CRPC. To date, there has been one reported incidence of a VTE in a patient enrolled in the 250 mg arm, resulting in the patient's discontinuation from active treatment. The study is ongoing and primary efficacy data from all patients in the study is expected early in the third quarter of 2015.

Our Strategy

        Our objective is to discover, develop and commercialize small molecules for the treatment of cancer, including treatments for prostate and breast cancer, and other serious medical conditions. Key elements of our strategy to achieve these objectives are to:

        Pursue Clinical Development of Enobosarm.    Our current strategy is focused on further development of enobosarm, our lead product candidate, in two breast cancer indications targeting the androgen receptor. Subject to the receipt of necessary regulatory approvals, we plan to initiate a Phase 2 open-label, proof of concept clinical trial, which is designed to enroll patients with advanced AR positive TNBC beginning in the second quarter of 2015. We also plan to initiate a second Phase 2 clinical trial in the third quarter of 2015 designed to enroll patients with ER positive and AR positive advanced breast cancer.

        Pursue Clinical Development of GTx-758.    Upon the completion of our ongoing Phase 2 clinical trial to evaluate the safety and efficacy of lower doses of GTx-758 as secondary hormonal therapy in men with metastatic and non-metastatic CRPC, we will evaluate potential next steps in the clinical development of GTx-758, including potentially seeking a partnering or collaborative arrangement in order to fund additional clinical development.

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

Enobosarm for the Treatment of Women with Advanced AR Positive TNBC

        There are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We plan to advance the development of enobosarm for the treatment of women with advanced AR positive TNBC. There are no currently approved therapies for this subset of patients, beyond chemotherapy. However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 being developed by Novartis), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

Enobosarm for the Treatment of Women with ER Positive and AR Positive Advanced Breast Cancer

        We also plan to advance the development of enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer. To our knowledge, no other SARMs are currently in development for the ER positive and AR positive metastatic breast cancer indication; although SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals and Zytiga® being developed by Janssen Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm.

GTx-758 for the Secondary Hormonal Treatment of CRPC

        There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758. Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic CRPC. Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, that is approved for the treatment of men with metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic CRPC prior to chemotherapy. Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of ODM-201 in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy.

Intellectual Property

        We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

        For enobosarm and our other SARM compounds, we have an exclusive license from UTRF under its issued patents and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy, and other European Union countries, as well as in certain other countries outside those regions, covering the composition of matter of the active pharmaceutical ingredient for pharmaceutical products, pharmaceutical compositions and methods of synthesizing the active pharmaceutical ingredients. We have also exclusively licensed from UTRF issued and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, as well as in certain other countries outside those regions, related to methods for treating muscle wasting disorders, including cancer cachexia, and for treating sarcopenia and increasing muscle performance, muscle size and muscle strength and increasing the strength of or mass of a bone and for treating bone related disorders, including bone frailty and osteoporosis. The patents we licensed from UTRF and issued in the United States for enobosarm expire in 2024. Issued patents for our other SARM compounds in the United States will expire between 2021 and 2029, depending on the specific SARM compound. The patents we licensed from UTRF and issued outside of the United States for enobosarm expire in 2025, and with respect to other SARM compounds, expire in 2021, 2023, and 2027, depending on the specific SARM compound. We have pending patent applications for enobosarm and our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2025 and 2027, depending on the specific SARM compound. We have pending patent applications for SARMs in combination with anti-cancer agents that, if issued, would expire in the United States in 2024 and in countries outside the United States in 2028 and 2034. We have issued patents in the United States and pending applications in countries outside the United States for enobosarm and certain other SARM compounds as a feed composition for animals. The patents in the United States will expire in 2025. The patent applications which are pending outside the United States will expire in 2031, if the patents are issued.

        We have our own issued and pending patent applications in the United States, Canada, Australia, Europe, Japan, China and other countries in Asia, as well as in certain other countries outside those regions, related to solid forms of enobosarm. Issued patents covering solid forms of enobosarm in the United States will expire in 2028. Patents issued from pending patent applications in countries outside of the United States will expire in 2028. We have our own pending patent applications in the United States and as an International Application related to methods of treating breast cancer using our SARM compounds. Such patent applications, if issued, would expire in 2033 in the United States and outside of the United States.

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

        We cannot be certain that any of our pending patent applications, or those of our licensors, will result in issued patents. In addition, because the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions, the patents we own and license, or any further patents we may own or license, may not prevent other companies from developing similar or therapeutically equivalent products. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. We cannot be assured that our patents will not be challenged by third parties or that we will be successful in any defense we undertake. Failure to successfully defend a patent challenge could materially and adversely affect our business.

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

        To secure FDA approval, an applicant must submit extensive preclinical and clinical data, as well as information about product manufacturing processes and facilities and other supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The development and approval process takes many years, requires the expenditure of substantial resources and may be subject to delays or limitations of approval or rejection of an applicant's new drug application, or NDA. Even if the FDA approves a product, the approval is subject to post-marketing surveillance, adverse drug experience and other recordkeeping and reporting obligations, and may involve ongoing requirements for post-marketing studies. The FDA also has authority to place conditions on any approvals that could restrict the commercial applications, advertising, promotion or distribution of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

        When the application for marketing authorization is made, the competent authority responsible for granting a marketing authorization must verify whether the application complies with the relevant requirements, including compliance with the agreed pediatric investigational plan, or PIP. Assuming it does, the marketing authorization may be granted and the relevant results are included in the summary of product characteristics (SmPC) for the product, along with a statement indicating compliance with the agreed PIP. It is not necessary for the product actually to be indicated for use in the pediatric population (for example, if the results show that that would not be appropriate).

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

        Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service (PHS) pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the "federal ceiling price") and may be subject to an additional discount if pricing increases more than the rate of inflation.

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

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Our research and development expenses were $20.9 million for the year ended December 31, 2014, $32.3 million for the year ended December 31, 2013, and $38.9 million for the year ended December 31, 2012. As a result of the October 2013 reduction in our workforce, we are no longer conducting in-house drug discovery activities and are focusing our research and development activities on clinical development of our current product candidates.

Employees

        As of December 31, 2014, we had 25 employees, 6 of whom were Pharm.D.s and/or Ph.D.s. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Management

        The following table sets forth information about our executive officers and other key medical, clinical and regulatory officers as of March 9, 2015.

Name	Age	Position(s)
Executive Officers
Marc S. Hanover	52	Chief Executive Officer
Robert J. Wills, Ph.D	61	Executive Chairman
Henry P. Doggrell	66	Vice President, Chief Legal Officer and Secretary
Jason T. Shackelford	39	Senior Director, Accounting and Corporate Controller, and Principal Financial and Accounting Officer
Other Key Medical, Clinical and Regulatory Officers
Jeffrey G. Hesselberg	56	Vice President, Regulatory Affairs, Corporate Quality, and Drug Safety
Mary Ann Johnston, PharmD	43	Vice President, Medical Affairs and Clinical Operations

Executive Officers of the Registrant

        Marc S. Hanover, a co-founder of GTx and our Chief Executive Officer, served as our President and Chief Operating Officer from our inception in September 1997 until his appointment as our permanent Chief Executive Officer in February 2015, and served as our acting Principal Financial Officer from December 31, 2013 until his appointment as our interim Chief Executive Officer on April 3, 2014. Mr. Hanover also previously served as a member of our Board of Directors from our inception until August 2011, and was again elected to our Board of Directors on April 3, 2014. Prior to joining GTx, Mr. Hanover was a founder of Equity Partners International, Inc., a private equity firm in Memphis, Tennessee, and participated as a founder and investor in three healthcare companies. From 1985 to 1997, Mr. Hanover was a Senior Vice President and a member of the Executive Management Committee of National Bank of Commerce in Memphis, Tennessee. Mr. Hanover holds a B.S. in Biology from the University of Memphis and a MBA in Finance from the University of Memphis.

        Robert J. Wills, Ph.D., joined GTx as Executive Chairman and as a member of our Board of Directors on March 2, 2015. Dr. Wills served as Vice President, Alliance Manager for Johnson & Johnson, or J&J, and was responsible for managing strategic alliances for J&J's Pharmaceutical Group worldwide since 2002. Prior to this, Dr. Wills spent 22 years in pharmaceutical drug development, 12 of which were at J&J and 10 of which were at Hoffmann-La Roche Inc. Before assuming his alliance management role at J&J, Dr. Wills served as Senior Vice President Global Development at J&J where he was responsible for its late stage development pipeline and was a member of several internal commercial and research and development operating boards. Dr. Wills holds a B.S. in Biochemistry and a M.S. in Pharmaceutics from the University of Wisconsin and a Ph.D. in Pharmaceutics from the University of Texas.

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

        Jason T. Shackelford currently serves as our Senior Director, Accounting and Corporate Controller, after joining GTx in July 2007 as Director, Accounting and Corporate Controller, and has served as our principal accounting officer since December 31, 2013 and as our principal financial and accounting officer since April 3, 2014. Prior to joining GTx, Mr. Shackelford was a Senior Audit Manager at KPMG LLP. Mr. Shackelford is a Certified Public Accountant and holds a Bachelor of Business Administration and Master of Accountancy from the University of Mississippi.

Other Key Medical, Clinical and Regulatory Officers of the Registrant

        Jeffrey G. Hesselberg was appointed Vice President, Regulatory Affairs, Corporate Quality, and Drug Safety in August 2013. Previously, he had served as the Vice President, Regulatory Affairs since May 2007. He joined GTx from ICOS Corporation, where from 1996 to May 2007 he served as Manager, Associate Director, and then Director of Regulatory Affairs. Most recently, Mr. Hesselberg worked on the successful development, launch and commercialization of Cialis® (tadalafil) for the treatment of erectile dysfunction. From 1984 to 1996, Mr. Hesselberg worked for Immunex Corporation and the Puget Sound Blood Center. Mr. Hesselberg holds a B.S. in Molecular Biology from the University of Wisconsin-Madison and a MBA from the University of Washington.

        Mary Ann Johnston, PharmD, was appointed Vice President, Medical Affairs and Clinical Operations in February 2014. Previously, she served as the Vice President, Medical Affairs since November 2012. Before that, she served as Director, Medical Affairs and Team Leader, Medical Science Liaisons, heading up the field-based medical organization since 2009. Prior to joining GTx, Dr. Johnston was Director, Medical Science Liaisons and Managed Markets at Actelion Pharmaceuticals specializing in pulmonary arterial hypertension. Before joining the pharmaceutical industry, Dr. Johnston practiced as a clinical specialist at the University of Texas Medical Branch in Galveston where she served as an adjunct professor for the University of Houston and University of Texas schools of pharmacy with a clinical practice focused in cardiology and critical care. Dr. Johnston holds a Doctor of Pharmacy degree from Samford University McWhorter School of Pharmacy and completed a postdoctoral residency at the Department of Veterans Affairs Medical Center in Tuscaloosa, Alabama.

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

        As of December 31, 2014, we had an accumulated deficit of $494.8 million. Our net loss for the year ended December 31, 2014 was $39.4 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products. A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a new drug application, or NDA, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership. Moreover, our current strategy is focused on the further development of enobosarm for the treatment of patients with androgen receptor, or AR, positive advanced breast cancer. However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage product candidates.

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

        We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016 (during which time we expect, at a minimum, to obtain results from patients enrolled in stage one of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon's two-stage clinical trial design). While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to commence and complete stage two of both of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of GTx-758 and/or enobosarm beyond our ongoing and currently-planned clinical trials, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for such further development.

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
  future clinical trial results, if any;

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

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to submit a NDA for enobosarm, we announced and implemented a workforce reduction of approximately 60%. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable use to meet our cash requirements, and they may negatively affect our business and growth prospects.

        To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer and our ability to advance the development of enobosarm and GTx-758, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Global Market or another market tier of the NASDAQ Stock Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm and GTx-758 programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Risks Related to Development of Product Candidates

         We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.

        Our current strategy is focused on the further development of enobosarm for the treatment of patients with AR positive advanced breast cancer. However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the significant risk of failure inherent in the development of early-stage product candidates. Moreover, we still have only limited data from our preclinical models of breast cancer and our ongoing Phase 2 proof-of-concept clinical trial of enobosarm in women with ER positive and AR positive metastatic breast cancer. As a result, we will need to conduct additional clinical trials of enobosarm for the treatment of patients with AR positive advanced breast cancer to determine whether enobosarm is an effective treatment for patients with advanced AR positive TNBC and ER positive and AR positive advanced breast cancer. Additionally, if it is determined that enobosarm treatment is not superior to existing approved therapies for advanced breast cancer, or has an unacceptable safety profile, any regulatory approval of enobosarm could be denied or significantly delayed in this patient population.

        Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results our two planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer. Furthermore, the positive results from our ongoing Phase 2 proof-of-concept clinical trial of enobosarm in women with ER positive and AR positive metastatic breast cancer does not ensure that our two planned Phase 2 clinical trials will be successful or that any later trials will be successful. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with AR positive advanced breast cancer, or in developing any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

        A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. We announced in August 2013 that these two Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the FDA. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on recent input from the MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership.

         We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

        Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on recent input from the MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership.

        Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, or whether ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. For example, we have not yet received the necessary regulatory approvals to initiate our two planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and it is possible that the initiation of these planned Phase 2 clinical trials may be delayed, perhaps substantially, or precluded altogether as a result of our inability to obtain these approvals. In this regard, we are planning to evaluate a higher dose of enobosarm than the previously evaluated 9 mg dose in both of the planned Phase 2 clinical trials. Accordingly, regulatory authorities, including the FDA, may require us to provide additional preclinical or clinical data prior to initiating the planned Phase 2 clinical trials, which could substantially increase our costs and delay the initiation of these trials. Moreover, both of the planned Phase 2 clinical trials are designed to be conducted using a Simon's two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage. However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators' ability to commercialize our product candidates, including:

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

        In three Phase 2 clinical trials of GTx-758, which we discontinued in February 2012, we observed venous thromboembolic events, or blood clots, in subjects treated with GTx-758 at the doses then being studied in these clinical trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold, and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758. In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758. In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration resistant prostate cancer, or CRPC. Although our current Phase 2 clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other adverse events in the current Phase 2 clinical trial. In this regard, there has been one reported incidence of a VTE in a patient enrolled in the 250 mg arm of our ongoing Phase 2 clinical trial of GTx-758, resulting in his discontinuation from active treatment, and we cannot assure you that we will not observe an unacceptable incidence of VTEs in this trial. Our ability to develop GTx-758 as an effective secondary hormonal therapy for men with metastatic CRPC or, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with ADT, is dependent on both our ability to obtain additional funding and our ability to find an appropriate dose that is both effective and safe for these patient populations. If an unacceptable incidence of venous thromboembolic events or other adverse events are observed in our current Phase 2 clinical trial of GTx-758, we may be required to abandon our development of GTx-758, in which case, we would not receive any return on our investment in that product candidate.

        In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm. Lower levels of HDL could lead to increased risk of adverse cardiovascular events. In addition, in our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, a serious adverse event, bone pain of the chest cage, was assessed as possibly related to enobosarm. Bone pain could be attributed to tumor flare, which is an increase in tumor activity usually seen with endocrine therapies. Although doses up to 30 mg have been evaluated in short duration studies, doses higher than the 9 mg dose currently being tested in our Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date. Although no evidence of virilization has been seen to date with any dose of enobosarm, higher doses for longer duration may increase the risk of hair growth and masculinization in some women.

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

        Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm 3 mg and GTx-758 programs if we are unable to raise sufficient funding for any additional clinical development of these product candidates through new collaborative arrangements with third parties or other financing alternatives. In this regard, if we decide to undertake any further development of GTx-758 and/or enobosarm beyond our ongoing and currently-planned clinical trials, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development. Moreover, both of the planned Phase 2 clinical trials of enobosarm are designed to be conducted using a Simon's two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage. However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. There can be no assurances that we will be successful in obtaining additional funding in any event. If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

        There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our development and manufacturing efforts. Others might have been the first to make the inventions covered by each of our or our licensors' pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensors, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management's attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

        The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on recent input from the MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership.

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

        Similar cost containment initiatives exist in countries outside of the United States, particularly in the countries of the EU, where the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us or any potential collaborators to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or a potential collaborators' commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recently budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost containment measures. Cost-control initiatives could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

        We have product liability insurance that covers our clinical trials and any commercial products up to a $25 million annual aggregate limit. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

        With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We plan to advance the development of enobosarm for the treatment of patients with AR positive advanced breast cancer. To our knowledge, no other SARMs are currently in development for this indication; although SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. For example, Radius Health, Inc. has stated that it may test its

SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals and Zytiga® being developed by Janssen Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. Additionally, we plan to initiate a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy. However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 being developed by Novartis), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

        We are developing GTx-758 for secondary hormonal therapy in men with CRPC, and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy. There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758. Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer. Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy. Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of ODM-201 in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy.

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

Risks Related to Employees, Growth and Other Aspects of Operations

         Management transition creates uncertainties and could harm our business.

        We have recently had significant changes in executive leadership, and more could occur. Effective December 31, 2013, Mark Mosteller resigned as our Chief Financial Officer. In connection with Mr. Mosteller's resignation, Marc S. Hanover, who was then serving as our President and Chief Operating Officer, was appointed as our acting principal financial officer and Jason T. Shackelford, who was then serving as our Corporate Controller and Director of Accounting, was appointed as our principal accounting officer. On April 3, 2014, Mitchell S. Steiner resigned as our Vice Chairman and Chief Executive Officer. On April 3, 2014, Mr. Hanover was appointed as our interim Chief Executive Officer and on February 12, 2015, Mr. Hanover was appointed as our permanent Chief Executive Officer. Upon the appointment of Mr. Hanover as interim Chief Executive Officer, Mr. Hanover ceased to perform the duties of our principal financial officer, which duties were assigned to Mr. Shackelford. Additionally, James T. Dalton, our former Chief Scientific Officer, resigned effective August 31, 2014. Finally, on March 2, 2015, Robert J. Wills was appointed as our Executive Chairman.

        As a result of the recent changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. For instance, Mr. Hanover has taken on the role of our Chief Executive Officer in addition to the role he served when functioning as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, while Dr. Wills' role as our Executive Chairman is, in part, to support Mr. Hanover in his role as our permanent Chief Executive Officer, the position of Executive Chairman is new to us and it may be some time before we can assess how much assistance he will provide to Mr. Hanover. Also, while we have retained Dr. Dalton as a consultant to GTx following his employment end date, we no longer have regular access to Dr. Dalton's key scientific expertise, which could materially and adversely impact our product candidate development efforts. Disruption to our organization as a result of executive management transition may have a detrimental impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

         Our internal computer and information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, or could otherwise face serious disruptions, which could result in a material disruption of our product development efforts.

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

        In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 25 employees remained as employees of GTx as of December 31, 2014. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees. In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

         We will need to hire additional employees in order to grow our business. Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

        As of December 31, 2014, we had only 25 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

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

        Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. On October 2, 2014, we received a letter from NASDAQ notifying us that for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market, or the Bid Price Requirement. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until March 31, 2015, to regain compliance with the Bid Price Requirement. In anticipation of not meeting the Bid Price Requirement by March 31, 2015, we applied to transfer the listing of our common stock to The NASDAQ Capital Market on March 13, 2015. If our transfer application is approved and we are able meet certain initial listing criteria for listing on The NASDAQ Capital Market on April 1, 2015, we expect to be afforded an additional 180 calendar day compliance period to regain compliance with the Bid Price Requirement (as applied to listing on The NASDAQ Capital Market); however, we cannot assure you that we will in fact be afforded an additional 180 calendar day compliance period, in part since NASDAQ retains discretion to not afford us an additional compliance period irrespective of our meeting these initial listing criteria, in which case, our common stock will be subject to delisting. If our transfer application is approved and we are afforded an additional 180 calendar day compliance period on April 1, 2015, we would have until September 28, 2015 in order to regain compliance with the Bid Price Requirement. In this regard, we have provided written notice to NASDAQ of our intention to cure the Bid Price Requirement deficiency during this second 180 calendar day compliance period by effecting a reverse stock split, if necessary. If our transfer application is approved and we are afforded an additional 180 day compliance period but we do not regain compliance by September 28, 2015, then NASDAQ will provide written notice that our common stock will be subject to delisting from The NASDAQ Capital Market. To regain compliance, our common stock must close at or above the $1.00 minimum bid price for at least 10 consecutive days or more at the discretion of NASDAQ. If we are not afforded an additional 180 day compliance period our common stock would be subject to immediate delisting. In either of those events, we may appeal the decision to a NASDAQ Listing Qualifications Panel, but there can be no assurance that any such appeal would be successful. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement.

        If our common stock is delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our common stock;

  •
  a reduced amount of news and analyst coverage for us;

  •
  a decreased ability to issue additional securities and a concomitant substantial impairment in our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern;

  •
  reduced liquidity for our stockholders;

  •
  potential loss of confidence by employees and potential future partners or collaborators; and

  •
  loss of institutional investor interest and fewer business development opportunities.

         The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.

        The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the market price for our common stock has varied between a high of $2.35 on January 17, 2014 and a low of $0.41 on October 14, 2014 in the twelve-month period ended December 31, 2014. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

  •
  delays in the initiation, enrollment and/or completion of our ongoing, planned and any future clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing, planned and any future clinical trials of enobosarm and GTx-758;

  •
  our ability to raise additional capital in the future to carry through with our clinical development plans, including to commence and complete stage two of both of our planned Phase 2 clinical trials of enobosarm, as well as our current and future operations, and the terms of any related financing arrangements;

  •
  reports of unacceptable incidences of adverse events observed in any of our ongoing and planned clinical trials of enobosarm and GTx-758;

  •
  announcements regarding further cost-cutting initiatives or restructurings;

  •
  uncertainties created by our past and potential future management turnover;

  •
  our ability to enter into new collaborative, licensing or other strategic arrangements with respect to our product candidates;

  •
  the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

  •
  the timing of achievement of, or failure to achieve, our and any potential collaborators' clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

  •
  announcement of FDA approval or non-approval of our product candidates or delays in or adverse events during the FDA review process;

  •
  actions taken by regulatory agencies with respect to our product candidates or our clinical trials, including regulatory actions requiring or leading to a delay or stoppage of our ongoing or planned clinical trials;

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

  •
  the trading volume of our common stock;

  •
  changes in accounting principles; and

  •
  additional losses of any of our key scientific or management personnel.

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

        As of December 31, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 75.7% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 35.8% of our outstanding common stock as well as warrants to purchase up to an additional 29.9 million shares of common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

         Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Although we have recently completed a study to determine whether any Section 382 limitations exist and we do not believe that any Section 382 limitations exist at this time, Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination. In any event, changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

        For the 12-month period ended December 31, 2014, the average daily trading volume of our common stock on The NASDAQ Global Market was 432,274 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2014, we had 140,325,643 shares of common stock outstanding. In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

        In November 2014, we completed a private placement 64.3 million shares of our common stock and warrants to purchase 64.3 million shares of our common stock. Similarly, in March 2014 we completed a private placement of 12.0 million shares of our common stock and warrants to purchase 10.2 million shares of our common stock. Pursuant to the terms of a registration rights agreement we entered into in connection with the March 2014 private placement, we filed a registration statement under the Securities Act registering the resale of the 12.0 million shares of common stock we issued to the investors in the March 2014 private placement, which include J.R. Hyde, III, our largest stockholder, as well as the 10.2 million shares of common stock underlying the warrants we issued to those investors. Likewise, pursuant to the terms of the securities purchase agreement we entered into in connection with the November 2014 private placement, we filed a registration statement under the Securities Act registering the resale of the 64.3 million shares of common stock we issued to the investors in the November 2014 private placement, which included J.R. Hyde, III, and we also agreed to file one or more registration statements covering the resale of the 64.3 million shares of common stock subject to the warrants we issued to the investors in the November 2014 private placement. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 7.9 million shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our 2014 private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.              PROPERTIES

        We sublease approximately 31,000 square feet of office space located at 175 Toyota Plaza, Memphis, Tennessee, under an operating lease which expires on April 30, 2015. We believe that our facilities are currently adequate to meet our needs.

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

	2014		2013
	High	Low	High	Low
First Quarter	$2.35	$1.47	$5.41	$4.15
Second Quarter	1.70	1.26	7.24	3.85
Third Quarter	1.49	0.69	7.14	1.31
Fourth Quarter	0.98	0.41	2.09	1.41

        On March 9, 2015, the closing price of our common stock as reported on The NASDAQ Global Market was $0.80 per share and there were approximately 77 holders of record of our common stock.

Performance Graph1

        The rules of the SEC require that we include in our annual report to stockholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use The NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ Stock Market) and The NASDAQ Biotechnology Index (consisting of a group of approximately 150 companies in the biotechnology sector) for purposes of the performance comparison that appears below.

        The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2009 on The NASDAQ Global Market for: (1) our common stock; (2) The NASDAQ Composite Index and (3) The NASDAQ Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on our common stock. The closing sale price of our common stock on December 31, 2014 as reported on The NASDAQ Global Market was $0.73.

        The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GTx Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

            *$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Sales of Unregistered Securities and Issuer Repurchases of Securities

        Other than the sales of common stock and warrants in our March 2014 and November 2014 private placements, as disclosed by us in prior current reports on Form 8-K, we did not make any unregistered sales of equity securities in 2014. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2014.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Collaboration revenue	$-	$-	$-	$8,066	$56,786
Expenses:
Research and development expenses	20,870	32,318	38,887	31,938	28,495
General and administrative expenses	9,478	11,281	10,845	12,027	13,194

Total expenses	30,348	43,599	49,732	43,965	41,689

(Loss) income from operations	(30,348)	(43,599)	(49,732)	(35,899)	15,097
Other (expense) income, net	(259)	1,488	(19)	398	1,363
Loss on change in fair value of warrant liability (a)	(8,804)	-	-	-	-

(Loss) income from operations before income taxes	(39,411)	(42,111)	(49,751)	(35,501)	16,460
Income tax benefit	-	-	8,821	886	-

Net (loss) income from continuing operations	(39,411)	(42,111)	(40,930)	(34,615)	16,460

Income (loss) from discontinued operations before income taxes	-	-	22,676	2,207	(1,166)
Income tax expense	-	-	(8,821)	(886)	-

Net (loss) income from discontinued operations	-	-	13,855	1,321	(1,166)

Net (loss) income	$(39,411)	$(42,111)	$(27,075)	$(33,294)	$15,294

Net (loss) income per share — basic and diluted:
Net (loss) income from continuing operations	$(0.48)	$(0.67)	$(0.65)	$(0.60)	$0.42
Net (loss) income from discontinued operations	-	-	0.22	0.02	(0.03)

Net (loss) income per share	$(0.48)	$(0.67)	$(0.43)	$(0.58)	$0.39

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (b)	$49,295	$14,729	$56,089	$74,440	$58,631
Working capital	17,359	10,604	47,320	71,015	55,149
Total assets	50,651	15,605	57,774	78,656	64,583
Accumulated deficit	(494,771)	(455,360)	(413,249)	(386,174)	(352,880)
Total stockholders' equity	17,829	10,684	47,701	71,874	51,727
(a)
The loss on the change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholders' Equity, for further information.

(b)
Cash, cash equivalents and short-term investments for the year ended December 31, 2014 includes the net proceeds of $21.1 million and $42.8 million received from the private placements of common stock and warrants completed in March and November 2014, respectively. See Note 6, Stockholders' Equity, for further information.

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

Overview

Business Overview

        We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions.

        We are developing selective androgen receptor modulators, or SARMs, a new class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions. Our lead product candidate, enobosarm (GTx-024), has to date been evaluated in 21 completed or ongoing clinical trials enrolling approximately 1,554 subjects, including in three Phase 2 and two Phase 3 clinical trials. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.

        Our current strategy is focused on the further development of enobosarm in two breast cancer indications targeting the androgen receptor, or AR. We are also evaluating opportunities for the use of enobosarm in other medical conditions. Additionally, we are also continuing our Phase 2 clinical trial of GTx-758 (Capesaris®) as a secondary hormonal treatment for men with castration resistant prostate cancer, or CRPC.

        We announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg oral daily for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy. Based on the positive results of the Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we believe enobosarm has the potential to be an effective treatment alternative with a favorable side effect profile for women with ER positive and AR positive advanced breast cancer, as well as for women with advanced AR positive triple-negative breast cancer, or TNBC.

        Subject to the receipt of necessary regulatory approvals, we plan to initiate a Phase 2 proof-of-concept clinical trial of enobosarm in the second quarter of 2015 that is designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This planned open-label clinical trial will enroll up to approximately 55 patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at four months of treatment. We plan to conduct this clinical trial using a Simon's two-stage design, pursuant to which we will enroll approximately half of the patients in the first stage, and, assuming a certain pre-specified minimal response rate is achieved, we will proceed with enrollment of the second stage. Subject to the receipt of necessary regulatory approvals, we also plan to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. This second planned open-label clinical trial is designed to enroll up to approximately 118 patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed. This second planned open-label clinical trial will randomize patients to either a 9 mg or 18 mg oral daily dose of enobosarm, again using a Simon's two-stage design, and will assess clinical benefit at six months of treatment. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease. We currently have sufficient funding through the end of 2016 to allow us to obtain the results from at least patients enrolled in stage one of each clinical trial, but our ability to enroll patients to stage two of the clinical trials and complete these clinical trials likely will require us to seek sufficient additional funding.

        We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, failed to meet the statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed using responder analyses as pre-specified for the United States Food and Drug Administration, or FDA. However, efficacy data from the studies demonstrated enobosarm's consistent effect on maintaining or improving lean body mass compared to placebo.

        Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the European Medicines Agency, or EMA. Based upon input from representatives of the FDA and from member countries to the EMA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a new drug application in the United States or a marketing authorization application in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Our strategy does not currently include further development of enobosarm 3 mg for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership. However, we are evaluating opportunities for the use of enobosarm in other medical conditions.

        Additionally, we are developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for secondary hormonal therapy in men with castration resistant prostate cancer and, potentially, as a secondary hormonal treatment for advanced prostate cancer used in combination with androgen deprivation therapy, or ADT. We believe GTx-758 has the potential to reduce testosterone to levels lower than those attainable with ADT alone while ameliorating estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

        We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or high risk non-metastatic CRPC while on ADT. GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone. By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC. The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a greater than or equal to 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG and total and free testosterone levels in the study subjects. In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss. The Phase 2 clinical trial is designed to allow us to assess the safety and tolerability of GTx-758 in these subjects, including the incidence of venous thromboembolic events (blood clots), or VTEs. Enrollment of the 38 patients in the 125 mg arm has been completed without any occurrence of VTEs, and, during the first quarter of 2015, we met our enrollment goal of 38 subjects in the 250 mg arm. Based on the safety and efficacy data observed in the 125 mg arm and there being no unexpected side effects observed in the first ten metastatic patients enrolled in the 250 mg arm, enrollment of the 250 mg arm was opened to individuals with metastatic or high risk non-metastatic CRPC. To date, there has been one reported incidence of a VTE in a patient enrolled in the 250 mg arm, resulting in the patient's discontinuation from active treatment. The study is ongoing and primary efficacy data from all patients in the study is expected early in the third quarter of 2015. After receipt of data from this clinical trial, we will evaluate potential next steps in the clinical development of GTx-758, including potentially seeking a partnering or collaborative arrangement in order to fund additional clinical development.

Financial Overview

        Our net loss for the year ended December 31, 2014 was $39.4 million. The net loss for the year ended December 31, 2014 included a non-cash loss of $8.8 million due to revaluation of our warrant liability at December 31, 2014, which warrant liability resulted from the issuance of common stock and warrants in our November 2014 private placement discussed below. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012. We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

        At December 31, 2014, we had cash, cash equivalents and short-term investments of $49.3 million compared to $14.7 million at December 31, 2013. On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us approximately $21.1 million, after deducting offering expenses. On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

        We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016 (during which time we expect, at a minimum, to obtain results from patients enrolled in stage one of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon's two-stage clinical trial design). While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to commence and complete stage two of both of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of

GTx-758 and/or enobosarm beyond our ongoing and currently-planned clinical trials, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for such further development.

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer and our ability to advance the development of enobosarm and GTx-758, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Global Market or another market tier of the NASDAQ Stock Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm and GTx-758 programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. As a result of the October 2013 reduction in our workforce, we are no longer conducting in-house drug discovery activities and we are focusing our research and development activities on the ongoing clinical development of our current product candidates.

        We expect that our research and development expenses for fiscal year 2015 will increase as compared to fiscal year 2014 due to our plan to initiate two Phase 2 clinical trials of enobosarm in two different breast cancer indications targeting the androgen receptor.

        There is a substantial risk that any development program may not produce revenue. Moreover, because of uncertainties inherent in drug development, including those factors described in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K, we may not be able to successfully develop and commercialize any of our product candidates.

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

        Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our development efforts on schedule, or at all, and some consequences of failing to do so, are set forth under Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.

General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions. General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relation services. We expect our general and administrative expenses for fiscal year 2015 to be relatively consistent with fiscal year 2014.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of warrants, income taxes, intangible assets, long-term service contracts, share-based compensation, and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Warrant Liability

        On November 14, 2014, we issued warrants to purchase 64.3 million shares of our common stock in a private placement to certain investors. We classify the warrants as a liability on our balance sheet since these warrants contain certain terms that could require us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes option pricing formula) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant. In addition, each warrant is subject to net cash settlement if, at the time of any exercise, there are then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant. As of December 31, 2014, we did not have a sufficient number of authorized and reserved shares of common stock to effect the share settlement of all of these warrants; however, these warrants were not exercisable at December 31, 2014.

        As a result of the foregoing provisions, we are required to account for these warrants as a liability at fair value, which is calculated using the Black-Scholes-Merton pricing valuation model. The Black-Scholes-Merton pricing valuation model requires that we use significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that we rely on include the volatility of the our common stock over the life of the warrant and risk-free interest rate. Our warrant liability is influenced by these assumptions and the price of our common stock as of the balance sheet date. The estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or, assuming stockholder approval is obtained for the authorization of additional common stock, the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. Upon the exercise of the warrants or, assuming stockholder approval is obtained for the authorization of additional common stock, the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions, the fair value of the warrants will be reclassified from a liability to stockholders' equity on our balance sheets and no further adjustment to the fair value would be made in subsequent periods.

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

Share-Based Compensation

        We have stock option and equity incentive plans that provide for the purchase or acquisition of our common stock by certain of our employees and non-employees. We measure compensation expense for our share-based payments based on the fair value of the awards on the grant date and recognize the expense over the period during which an employee or non-employee director is required to provide service in exchange for the award.

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

        Share-based compensation also includes restricted stock units, or RSUs, granted to employees. We estimate the fair value of RSUs using the closing price of our stock on the grant date. All of our outstanding RSUs vested during the second quarter of 2014 and no RSUs were outstanding as of December 31, 2014. The fair value of RSUs was amortized on a straight-line basis over the requisite service period of the awards.

        The following table summarizes share-based compensation expense included within the statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Research and development expenses	$2,512	$1,875	$1,046
General and administrative expenses	2,041	1,993	1,771

Total share-based compensation	$4,553	$3,868	$2,817

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2014, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $125,000, $135,000 and $169,000, respectively. At December 31, 2014, the total compensation cost related to non-vested stock options not yet recognized was approximately $4.0 million with a weighted average expense recognition period of 3.94 years.

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

Accordingly, at December 31, 2014 and 2013, net of the valuation allowance, the net deferred tax assets were reduced to zero.

        We have recognized the tax effect of discontinued operations in the statement of operations in accordance with the intra-period accounting rules for the year ended December 31, 2012. An offsetting tax benefit was recorded in continuing operations for the year ended December 31, 2012 in relation to the tax expense that was recognized for discontinued operations.

Revenue Recognition

        Our revenues for the year ended December 31, 2012 consisted of product sales of FARESTON®, which is included in income from discontinued operations before income taxes.

        Revenue from product sales of FARESTON® was recognized less deductions for estimated sales discounts and sales returns. Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured. We accounted for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and subsequent to the product's labeled expiration date. Although we sold our rights and certain assets related to FARESTON® effective September 30, 2012, we retain the liability for future product returns relating to sales of FARESTON® by us prior to September 30, 2012. Therefore, we estimate an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At December 31, 2014 and December 31, 2013, our accrual for product returns, was $141,000 and $918,000, respectively. For the year ended December 31, 2014, we recorded a benefit of $576 as general and administrative expenses in the statement of operations for adjustments to our accrual for product returns related to the closure of the return period for a portion of the previously sold inventory.

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new guidance is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosure. This new guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter.

Results of Operations

Research and Development Expenses

        The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed Indication	Program	Years Ended December 31,
		2014	2013	2012
		(in thousands)
Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer	SARM	$12,025	$18,541	$24,320
Enobosarm
Treatment of women with AR positive advanced breast cancer	SARM	4,384	1,980	-
GTx-758
Secondary hormonal therapy in men with metastatic and nonmetastatic CRPC	Selective ER alpha agonist	4,201	5,492	7,458
Other research and development		260	6,305	7,109

Total research and development expenses		$20,870	$32,318	$38,887

        Research and development expenses decreased 35% to $20.9 million for the year ended December 31, 2014 from $32.3 million for the year ended December 31, 2013. Research and development expenses for enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC decreased by $6.5 million in 2014 as the last patients completed the POWER 1 and POWER 2 Phase 3 clinical trials in May 2013. This decrease was partially offset by increased activities in 2014 related to satisfying the prerequisites necessary for our then-planned MAA submission for enobosarm 3 mg, including conducting seven Phase 1 clinical trials. Research and development expenses for enobosarm for the treatment of women with AR positive advanced breast cancer increased by $2.4 million in 2014 as we initiated in the second quarter of 2013 a Phase 2 proof-of-concept clinical trial evaluating a 9 mg daily dose of enobosarm for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer, and, to a lesser extent, expenses related to activities necessary to initiate our planned Phase 2 clinical trials in AR positive advanced breast cancer. Research and development expenses related to GTx-758 decreased by $1.3 million for the year ended December 31, 2014 compared to the prior year related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and is nearing completion of enrollment as of December 31, 2014. Additionally, all product candidates and "Other research and development" shown above were impacted by the workforce reduction implemented in October 2013, which served to decrease personnel related costs for the year ended December 31, 2014 as compared to prior year.

        Research and development expenses decreased 17% for the year ended December 31, 2013 from $38.9 million for the year ended December 31, 2012. The $5.8 million decrease in enobosarm 3 mg research and development expenses was due primarily to a decrease in expenses as the last patients completed the POWER 1 and POWER 2 Phase 3 clinical trials for enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC in May 2013. Research and development expenses for enobosarm for the treatment of AR positive advanced breast cancer increased by $2.0 million as we initiated in the second quarter of 2013 a Phase 2 clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer. Additionally, research and development expenses related to GTx-758 decreased by $2.0 million from the year ended December 31, 2012. During year ended December 31, 2013, we were conducting our ongoing Phase 2 clinical trial evaluating GTx-758 as secondary hormonal therapy in men with metastatic and non-metastatic CRPC, which was initiated in the third quarter of 2012. In the first quarter of 2012, we discontinued our three Phase 2 clinical trials of GTx-758 to treat men with advanced prostate cancer.

        "Other research and development" expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities and decreased in both periods as we ceased conducting in-house drug discovery activities in October 2013.

General and Administrative Expenses

        General and administrative expenses decreased 16% to $9.5 million for the year ended December 31, 2014 from $11.3 million for the year ended December 31, 2013. This decrease was primarily due a reduction in personnel costs as a result of the workforce reduction implemented in October 2013, a decrease in the accrual for product returns due to the closure of the return period for a portion of the previously sold inventory of FARESTON®, and decreased legal fees. These decreases were partially offset by increases related to cash retention bonuses and stock option and RSU grants made to employees as part of our efforts to retain essential employees needed for us to continue our business operations following the October 2013 workforce reduction, as well as severance and stock option modifications related to the resignation of our CEO during the second quarter of 2014.

        General and administrative expenses increased 4% to $11.3 million for the year ended December 31, 2013 from $10.8 million for the year ended December 31, 2012. This increase was primarily due to increased legal expenses related to intellectual property activities and the preparation of new equity incentive plans.

Other (Expense) Income, Net

        Other expense, net for the year ended December 31, 2014 was $259,000 compared to other income, net of $1.5 million for the year ended December 31, 2013. The year ended December 31, 2014 included an allocation of the total expenses related to the private placement of common stock and warrants completed in November 2014 as the warrants issued were accounted for as a liability. The remaining expenses were reflected as a reduction of equity. For the year ended December 31, 2013, we recorded a gain of $1.4 million from the sale of research and development property and equipment sold subsequent to the workforce reduction that occurred in October 2013.

Loss on Change in Fair Value of Warrant Liability

        We recognized a warrant liability due to certain provisions of the warrants issued as part of the November 2014 private placement of common stock and warrants. The warrants are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants or, assuming stockholder approval is obtained for the authorization of additional common stock, the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our statement of operations.

        These warrants were revalued at fair value as of December 31, 2014 and the increase in fair value of $8.8 million was recorded as a non-cash loss on the change in fair value of warrant liability in the Company's statement of operations.

Discontinued Operations

        Income from discontinued operations before income taxes was $22.7 million for the year ended December 31, 2012 and consisted of FARESTON® operating income of $3.8 million and the recognition of a gain of $18.8 million on the sale of rights and certain assets related to FARESTON®.

        The components of FARESTON® operating income for the years ended December 31, 2012 were as follows:

December 31, 2012
(in thousands)
Product sales, net	$5,284
Cost of product sales	(784)
Operating expenses	(655)

FARESTON® operating income	$3,845

Liquidity and Capital Resources

        We have financed our operations to date primarily through public offerings and private placements of our securities, as well as payments from our former collaborators. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2014, we had an accumulated deficit of $494.8 million, which resulted primarily from:

  •
  our research and development activities associated with:

  •
  the preclinical and clinical development of our SARM compounds, including enobosarm;

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

    •
    the development of our discontinued toremifene 20 mg product candidate for the prevention of prostate cancer in high risk men with high grade prostatic intraepithelial neoplasia, including a Phase 2b clinical trial and a Phase 3 clinical trial; and

    •
    the preclinical development of other product candidates; and

  •
  general and administrative expenses.

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

        At December 31, 2014, we had cash, cash equivalents and short-term investments of $49.3 million, compared to $14.7 million at December 31, 2013 and $56.1 million at December 31, 2012. On November 14, 2014, we completed a private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds of approximately $42.8 million. The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors. The warrants we issued in the November 2014 private placement, which have a per share exercise price of $0.85, will be subject to net cash settlement if at the time of any exercise, there are then an insufficient number of authorized and reserved shares of our common stock to effect a share settlement of the warrants. We do not currently have a sufficient number of authorized and unreserved shares of common stock necessary to settle exercises of the warrants in full in shares of common stock. In connection with the November 2014 private placement we agreed to seek stockholder approval, at a special or annual meeting to be held no later than May 27, 2015, of an amendment to our Certificate of Incorporation to increase our authorized common stock to an amount necessary to effect the share settlement of all of the warrants we issued in the November 2014 private placement. Assuming such approval is obtained, warrant exercises would no longer be subject to net cash settlement. If we are unable to obtain such stockholder approval, our obligation to cash settle warrant exercises could be substantial and we are further obligated under the definitive purchase agreement we entered into with the investors in the November 2014 private placement to maintain adequate funds in order to satisfy any such cash settlement obligations, which may require us to raise additional capital and in any event could adversely impact our liquidity in future periods. The warrants will generally become exercisable on the date such stockholder approval is obtained (but in no event later than June 1, 2015) and would continue to be exercisable for four years thereafter.

        On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds of approximately $21.1 million. The warrants, which had a one year term, expired unexercised on March 6, 2015.

        In October 2012, we increased our cash and short-term investments when we received net cash proceeds of $18.9 million related to the sale of our rights and certain assets related to FARESTON®.

        The following table shows a summary of our cash flows for the periods indicated:

	Years Ending December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(28,759)	$(43,971)	$(37,109)
Net cash (used in) provided by investing activities	(31,220)	9,237	21,405
Net cash provided by financing activities	63,330	1,219	3

Net increase (decrease) in cash and cash equivalents	$3,351	$(33,515)	$(15,701)

        Net cash used in operating activities in all periods resulted primarily from funding our operations.

        Net cash used in investing activities for the year ended December 31, 2014 primarily resulted from purchase of short-term investments of $41.9 million, partially offset by proceeds from the maturities of short-term investments of $10.7 million. Net cash provided by investing activities for the year ended December 31, 2013 resulted from the maturities of short-term investments of $9.3 million and proceeds from the sale of property and equipment of $1.4 million, partially offset by the purchase of short-term investments of $1.4 million and the purchase of information technology equipment and research and development equipment of approximately $32,000. Net cash used in investing activities for the year ended December 31, 2012 resulted from the proceeds from the sale of FARESTON®, net of cash expenses, of $18.9 million and the maturities of short-term investments of $14.6 million, offset by the purchase of short-term investments of $12.0 million and the purchase of information technology equipment and research and development equipment of approximately $142,000.

        Net cash provided by financing activities for the year ended December 2014 reflected aggregate net proceeds of $63.9 million from the issuance of common stock and warrants related to the March and November 2014 private placements, partially offset by $617,000 of employee withholding tax payments related to vested RSUs. Net cash provided by financing activities for the year ended December 31, 2013 and 2012 reflected proceeds from the exercise of employee stock options of $1.2 million and $85,000, respectively. Proceeds in all years presented were reduced by payments on our capital lease and financed equipment obligations.

        We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016 (during which time we expect, at a minimum, to obtain results from patients enrolled to stage one of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon's two-stage clinical trial design), we will need to obtain substantial additional funding to commence and complete stage two of both of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of GTx-758 and/or enobosarm beyond our ongoing and currently-planned clinical trials, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for such further development.

        Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part I, Item 1A "Risk Factors" section of this Annual Report on Form 10-K. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any. Our future funding requirements will depend on many factors, including:

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

        We do not currently have any commitments for future external funding nor do we currently have any sources of revenue. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to submit a NDA for enobosarm, we announced and implemented a workforce reduction of approximately 60%. If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable use to meet our cash requirements, and they may negatively affect our business and growth prospects.

        To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm and/or GTx-758 programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer and our ability to advance the development of enobosarm and GTx-758, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Global Market or another market tier of the NASDAQ Stock Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm and GTx-758 programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

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

        In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until March 31, 2015, to regain compliance with the Bid Price Requirement. In anticipation of not meeting the Bid Price Requirement by March 31, 2015, we applied to transfer the listing of our common stock to The NASDAQ Capital Market on March 13, 2015. If our transfer application is approved and we are able meet certain initial listing criteria for listing on The NASDAQ Capital Market on April 1, 2015, we expect to be afforded an additional 180 calendar day compliance period to regain compliance with the Bid Price Requirement (as applied to listing on The NASDAQ Capital Market); however, we cannot assure you that we will in fact be afforded an additional 180 calendar day compliance period, in part since NASDAQ retains discretion to not afford us an additional compliance period irrespective of our meeting these initial listing criteria, in which case, our common stock will be subject to delisting. If our transfer application is approved and we are afforded an additional 180 calendar day compliance period on April 1, 2015, we would have until September 28, 2015 in order to regain compliance with the Bid Price Requirement. In this regard, we have provided written notice to NASDAQ of our intention to cure the Bid Price Requirement deficiency during this second 180 calendar day compliance period by effecting a reverse stock split, if necessary. If our transfer application is approved and we are afforded an additional 180 day compliance period but we do not regain compliance by September 28, 2015, then NASDAQ will provide written notice that our common stock will be subject to delisting from The NASDAQ Capital Market. To regain compliance, our common stock must close at or above the $1.00 minimum bid price for at least 10 consecutive days or more at the discretion of NASDAQ. If we are not afforded an additional 180 day compliance period our common stock would be subject to immediate delisting. In either of those events, we may appeal the decision to a NASDAQ Listing Qualifications Panel, but there can be no assurance that any such appeal would be successful. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Contractual Obligations

        At December 31, 2014, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(2)	$184	$184	$-	$-	$-
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

(2)
Our long-term commitment under the operating lease consists of payments relating to a sublease for office space at 175 Toyota Plaza, Memphis, Tennessee. The sublease for the premises at 175 Toyota Plaza expires on April 30, 2015.

Off-Balance Sheet Arrangements

        We have not engaged in any off-balance sheet arrangements, including the use of standard finance, special purpose entities or variable interest entities.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in Federal Deposit Insurance Corporation insured certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2014.

        In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with initiating or conducting clinical trials for enobosarm and GTx-758 at clinical trial sites in Europe. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our financial position, results of operations and cash flows. A hypothetical 10% increase or decrease in foreign exchange rates would result in an immaterial change in our financial assets and liabilities denominated in euros. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2014. Actual results may differ materially. We have elected not to hedge our exposure to foreign currency fluctuations.

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

        Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

        On March 13, 2015, we submitted a transfer application to The NASDAQ Stock Market LLC ("NASDAQ") to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market. If our transfer application is approved by NASDAQ, our common stock will continue to trade under the symbol "GTXI" on The NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Market and listed companies must meet certain financial requirements and comply with NASDAQ's corporate governance requirements.

        As previously reported, on October 2, 2014, we received a letter from NASDAQ notifying us that for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market, or the Bid Price Requirement. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until March 31, 2015, to regain compliance with the Bid Price Requirement. In anticipation of not meeting the Bid Price Requirement by March 31, 2015, we applied to transfer the listing of our common stock to The NASDAQ Capital Market on March 13, 2015. If our transfer application is approved and we are able meet certain initial listing criteria for listing on The NASDAQ Capital Market on April 1, 2015, we expect to be afforded an additional 180 calendar day compliance period to regain compliance with the Bid Price Requirement (as applied to listing on The NASDAQ Capital Market); we cannot assure you that we will in fact be afforded an additional 180 calendar day compliance period, in part since NASDAQ retains discretion to not afford us an additional compliance period irrespective of our meeting these initial listing criteria, in which case, our common stock will be subject to delisting. If our transfer application is approved and we are afforded an additional 180 calendar day compliance period on April 1, 2015, we would have until September 28, 2015 in order to regain compliance with the Bid Price Requirement. In this regard, we have provided written notice to NASDAQ of our intention to cure the Bid Price Requirement deficiency during this second 180 calendar day compliance period by effecting a reverse stock split, if necessary. If our transfer application is approved and we are afforded an additional 180 day compliance period but we do not regain compliance by September 28, 2015, then NASDAQ will provide written notice that our common stock will be subject to delisting from The NASDAQ Capital Market. To regain compliance, our common stock must close at or above the $1.00 minimum bid price for at least 10 consecutive days or more at the discretion of NASDAQ. If we are not afforded an additional 180 day compliance period our common stock would be subject to immediate delisting. In either of those events, we may appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, our common stock would remain listed on the NASDAQ Capital Market pending a written decision by the Panel following a hearing. In the event that the NASDAQ Listing Qualifications Panel determines not to continue our listing and we are delisted from The NASDAQ Capital Market, our common stock may be delisted and trade on the OTC Bulletin Board or other small trading markets, such as the pink sheets.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2015 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the "2015 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (1)   The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled "Proposal No. 1 — Election of Directors" and "Additional Information About the Board of Directors and Certain Corporate Governance Matters" appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

        (2)   The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2015 Proxy Statement. Such information is incorporated herein by reference.

        (3)   The information required by this Item concerning our executive officers is set forth in the section entitled "Management — Executive Officers of the Registrant" in Part I, Item 1 of this Form 10-K.

        (4)   Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees as well as Guidelines on Governance Issues. These documents are available on our Web site (www.gtxinc.com) under "About GTx" at "Governance." We will provide a copy of these documents to any person, without charge, upon request, by writing to us at GTx, Inc., Chief Legal Officer, 175 Toyota Plaza, Suite 700, Memphis, Tennessee 38103. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our Web site at the address and the location specified above.

ITEM 11.              EXECUTIVE COMPENSATION

        (1)   The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2015 Proxy Statement under the sections entitled "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation."

        (2)   The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation."

        (3)   The information required by this Item concerning our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Compensation Committee Report."

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (1)   The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

        (2)   The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Equity Compensation Plan Information."

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        (1)   The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Certain Relationships and Related Party Transactions."

        (2)   The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Additional Information About the Board of Directors and Certain Corporate Governance Matters — Director Independence."

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information from the 2015 Proxy Statement under the section entitled "Proposal No. 5 — Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Management's Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2014 and 2013
F-6	Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
F-7	Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012
F-8	Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
F-9	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4	-	-	-	-
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment among Registrant, J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated March 3, 2014, among the Registrant, J.R. Hyde III and The Pyramid Peak Foundation	10-K	000-50549	4.7	03/12/2014
4.8	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.9+	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	-	-	-	-
10.1†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation	10-Q	000-50549	10.40	11/09/2007
10.2	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.47	03/03/2009
10.3*	Form of Indemnification Agreement	S-1	333-109700	10.12	12/22/2003
10.4*	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.1	03/15/2010
10.5*	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.2	03/15/2010

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.6*	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.3	03/15/2010
10.7*	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.4	03/15/2010
10.8*	GTx, Inc. 2004 Equity Incentive Plan and Form of Stock Option Agreement	S-1	333-109700	10.5	01/15/2004
10.9*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	05/06/2008
10.10*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 and Form of Stock Option Agreement	10-K	000-50549	10.52	03/03/2009
10.11*	GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement	S-1	333-109700	10.6	01/15/2004
10.12*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, effective April 26, 2006	8-K	000-50549	10.1	04/27/2006
10.13*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan	10-Q	000-50549	10.35	08/09/2006
10.14*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, as amended effective November 4, 2008	10-K	000-50549	10.51	03/03/2009
10.15*	GTx, Inc. 2013 Equity Incentive Plan	S-8	333-188377	99.1	05/06/2013
10.16*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan (Standard Form)	10-Q	000-50549	10.2	07/22/2013
10.17*	Form of Retention Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.3	11/12/2013
10.18*	Form of Retention Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.4	11/12/2013

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.19*	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	S-8	333-188377	99.2	05/06/2013
10.20*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	10-Q	000-50549	10.4	07/22/2013
10.21*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Mitchell S. Steiner, M.D.	10-K	000-50549	10.19	03/05/2013
10.22*	Severance Agreement, made effective as of April 3, 2014, between Mitchell S. Steiner, M.D. and the Registrant	10-Q	000-50549	10.2	05/12/2014
10.23*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Marc S. Hanover	10-K	000-50549	10.20	03/05/2013
10.24*	Amendment to Amended and Restated Employment Agreement, effective as of April 3, 2014, between Registrant and Marc S. Hanover	10-Q	000-50549	10.3	05/12/2014
10.25*+	Amended and Restated Employment Agreement dated February 12, 2015, between Registrant and Marc S. Hanover	-	-	-	-
10.26*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell	10-K	000-50549	10.22	03/05/2013
10.27*	Amended and Restated Employment Agreement dated February 14, 2013 between Registrant and James T. Dalton	10-K	000-50549	10.23	03/05/2013
10.28*	Consulting Agreement, made effective as of September 1, 2014, between the Registrant and James T. Dalton	10-Q	000-50549	10.3	08/05/2014
10.29*+	Employment Agreement dated October 1, 2013 between Registrant and Jason T. Shackelford	-	-	-	-
10.30*	Form of Retention Benefits Letter Agreement for Mitchell S. Steiner and Marc S. Hanover	10-Q	000-50549	10.1	11/12/2013

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.31*	Form of Retention Benefits Letter Agreement for James T. Dalton, Jason T. Shackelford and Henry P. Doggrell	10-Q	000-50549	10.2	11/12/2013
10.33*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008	10-K	000-50549	10.53	03/03/2009
10.34*+	2014 Compensation Information for Registrant's Executive Officers	-	-	-	-
10.35*+	2015 Compensation Information for Registrant's Executive Officers	-	-	-	-
10.36*	Directors' Deferred Compensation Plan, as amended effective November 4, 2008	10-K	000-50549	10.49	03/03/2009
10.37*	Directors' Deferred Compensation Plan, as amended and restated effective February 14, 2013	10-K	000-50549	10.28	03/05/2013
10.38*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 14, 2013	10-K	000-50549	10.30	03/05/2013
10.39*+	Non-Employee Director Compensation Policy of GTx, Inc., effective February 12, 2015	-	-	-	-
10.40	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.	S-1	333-109700	10.13	10/15/2003
10.41	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.	S-1	333-109700	10.14	10/15/2003
10.42	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.	10-Q	000-50549	10.27	07/27/2005
10.43	Sublease Agreement dated October 1, 2009 between Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.55	03/15/2010
10.44	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009	10-Q	000-50549	10.59	08/09/2011

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.45	Second Memorandum of Understanding Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	07/22/2013
10.46	Third Memorandum of Understanding, made effective as of October 1, 2013, Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	11/12/2013
10.47	Sublease Agreement, dated December 17, 2007, by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.46	03/11/2008
10.48	First Amendment, dated July 21, 2008, to the Sublease and Parking Sublicense Agreements dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.54	03/03/2009
10.49	Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.57	03/08/2011
10.50	Securities Purchase Agreement, dated March 3, 2014, by and among Registrant, J.R. Hyde III and The Pyramid Peak Foundation	10-K	000-50549	10.46	03/12/2014
10.51	Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	8-K	000-50549	10.1	11/10/2014
23.1+	Consent of Independent Registered Public Accounting Firm	-	-	-	-
24.1+	Power of Attorney (included on the signature pages hereto)	-	-	-	-
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
101.INS+	XBRL Instance Document	-	-	-	-
101.SCH+	XBRL Taxonomy Extension Schema Document	-	-	-	-
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	-	-	-	-
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-
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

GTx, Inc.
By	/s/ Marc S. Hanover
Marc S. Hanover
	Chief Executive Officer	Date: March 16, 2015
(Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc S. Hanover and Jason T. Shackelford, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marc S. Hanover Marc S. Hanover	Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ Jason T. Shackelford Jason T. Shackelford	Senior Director, Accounting and Corporate Controller and Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2015
/s/ Robert J. Wills Robert J. Wills, B.S., M.S., Ph.D	Executive Chairman of the Board of Directors	March 16, 2015
/s/ Michael G. Carter Michael G. Carter, M. D.	Director	March 16, 2015

/s/ J. Kenneth Glass J. Kenneth Glass	Director	March 16, 2015
/s/ J. R. Hyde, III J. R. Hyde, III	Director	March 16, 2015
/s/ Kenneth S. Robinson Kenneth S. Robinson, M.D.	Director	March 16, 2015

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm who also audited the Company's financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's report on the Company's internal control over financial reporting is included in the Annual Report on the 10-K.

/s/ Marc S. Hanover Marc S. Hanover Chief Executive Officer Principal Executive Officer	/s/ Jason T. Shackelford Jason T. Shackelford Senior Director, Accounting and Corporate Controller Principal Financial and Accounting Officer

Memphis, Tennessee
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited GTx, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). GTx, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GTx, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTx, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 16, 2015

GTx, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,880	$14,529
Short-term investments	31,415	200
Prepaid expenses and other current assets	856	442

Total current assets	50,151	15,171
Property and equipment, net	29	112
Intangible and other assets, net	471	322

Total assets	$50,651	$15,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$512	$808
Warrant liability	30,430	-
Accrued expenses and other current liabilities	1,850	3,759

Total current liabilities	32,792	4,567
Other long-term liabilities	30	354
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: 200,000,000 and 120,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 140,325,643 and 63,185,389 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	140	63
Additional paid-in capital	512,460	465,981
Accumulated deficit	(494,771)	(455,360)

Total stockholders' equity	17,829	10,684

Total liabilities and stockholders' equity	$50,651	$15,605

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Expenses:
Research and development expenses	$20,870	$32,318	$38,887
General and administrative expenses	9,478	11,281	10,845

Total expenses	30,348	43,599	49,732

Loss from operations	(30,348)	(43,599)	(49,732)
Other income (expense), net	(259)	1,488	(19)
Loss on change in fair value of warrant liability	(8,804)	-	-

Loss from operations before income taxes	(39,411)	(42,111)	(49,751)
Income tax benefit	-	-	8,821

Net loss from continuing operations	(39,411)	(42,111)	(40,930)

Income from discontinued operations before income taxes	-	-	22,676
Income tax expense	-	-	(8,821)

Net income from discontinued operations	-	-	13,855

Net loss	$(39,411)	$(42,111)	$(27,075)

Net (loss) income per share — basic and diluted:
Net loss from continuing operations	$(0.48)	$(0.67)	$(0.65)
Net income from discontinued operations	-	-	0.22

Net loss per share	$(0.48)	$(0.67)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	81,807,706	63,057,142	62,809,219

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share data)

	Stockholders' Equity
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2012	62,790,223	$63	$457,985	$(386,174)	$71,874
Exercise of employee stock options	28,201	-	85	-	85
Directors' deferred compensation	-	-	169	-	169
Share-based compensation	-	-	2,648	-	2,648
Net loss	-	-	-	(27,075)	(27,075)

Balances at December 31, 2012	62,818,424	63	460,887	(413,249)	47,701
Issuance of common stock under deferred compensation arrangements	45,667	-	-	-	-
Exercise of employee stock options	321,298	-	1,226	-	1,226
Directors' deferred compensation	-	-	135	-	135
Share-based compensation	-	-	3,733	-	3,733
Net loss	-	-	-	(42,111)	(42,111)

Balances at December 31, 2013	63,185,389	63	465,981	(455,360)	10,684
Issuance of common stock and warrants in March 2014 private placement, net of offering costs	11,976,048	12	21,123	-	21,135
Issuance of common stock and warrants in November 2014 private placement, net of offering costs	64,311,112	64	21,420	-	21,484
Vesting of restricted stock units, net of shares withheld for tax payments	853,094	1	(617)	-	(616)
Directors' deferred compensation	-	-	125	-	125
Share-based compensation	-	-	4,428	-	4,428
Net loss	-	-	-	(39,411)	(39,411)

Balances at December 31, 2014	140,325,643	$140	$512,460	$(494,771)	$17,829

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(39,411)	$(42,111)	$(27,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	8,804	-	-
Private placement expenses recorded as other income (expense), net	297
Gain on sale of FARESTON®	-	-	(18,831)
Share-based compensation	4,428	3,733	2,648
Directors' deferred compensation	125	135	169
Depreciation and amortization	102	384	750
Gain on sale of property and equipment	-	(1,366)	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(577)	399	1,857
Accounts payable	(296)	(899)	488
Accrued expenses and other liabilities	(2,231)	(4,246)	2,885

Net cash used in operating activities	(28,759)	(43,971)	(37,109)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(32)	(142)
Proceeds from the sale of property and equipment	-	1,424	-
Purchase of short-term investments, held to maturity	(41,905)	(1,425)	(11,980)
Proceeds from maturities of short-term investments, held to maturity	10,690	9,270	14,630
Proceeds from the sale of FARESTON®, net of cash expenses	-	-	18,897

Net cash (used in) provided by investing activities	(31,220)	9,237	21,405

Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	63,949	-	-
Tax payments related to shares withheld for vested restricted stock units	(617)	-	-
Proceeds from exercise of employee stock options	-	1,226	85
Payments on capital lease and financed equipment obligations	(2)	(7)	(82)

Net cash provided by financing activities	63,330	1,219	3

Net increase (decrease) in cash and cash equivalents	3,351	(33,515)	(15,701)
Cash and cash equivalents, beginning of period	14,529	48,044	63,745

Cash and cash equivalents, end of period	$17,880	$14,529	$48,044

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.     Business

        GTx, Inc. ("GTx" or the "Company"), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions.

        The Company is developing selective androgen receptor modulators ("SARMs"), including its lead product candidate, enobosarm (GTx-024). SARMs are a new class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to prevent and treat muscle wasting in patients with cancer and other musculoskeletal wasting or muscle loss conditions. The Company announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor ("ER") positive and androgen receptor ("AR") positive metastatic breast cancer who have previously responded to hormonal therapy. The Company's current strategy is focused on further development of enobosarm in two breast cancer indications targeting the androgen receptor. Subject to the receipt of necessary regulatory approvals, the Company plans to initiate a Phase 2 proof-of-concept clinical trial of enobosarm in the second quarter of 2015 that is designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer. Subject to the receipt of necessary regulatory approvals, the Company also plans to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer.

        The Company announced in August 2013 that its POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer ("NSCLC") failed to meet the statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed using responder analyses as pre-specified for the United States Food and Drug Administration ("FDA"). Based upon input from representatives from the FDA and from member countries to the European Medicines Agency ("EMA"), the Company believes that the data from the POWER trials is not sufficient to support the filing and approval of a new drug application in the United States or a marketing authorization application in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. The Company's strategy does not currently include further development of enobosarm for this indication in the United States or in the European Union unless such development is part of a third-party collaborative arrangement or strategic partnership.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2.     Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Additionally, GTx operates in one business segment.

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

Short-term Investments

        At December 31, 2014 and 2013, short-term investments consisted of Federal Deposit Insurance Corporation ("FDIC") insured certificates of deposit with original maturities of greater than three months and less than one year.

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

Warrant Liability

        On November 14, 2014, the Company issued warrants to purchase 64,311,112 shares of its common stock. The Company classifies the warrants as a liability on its balance sheet since the warrants contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes option pricing formula) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant. In addition, each warrant is subject to net cash settlement if, at the time of any exercise, there are then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant. As of December 31,

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2014, the Company did not have a sufficient number of authorized and reserved shares of common stock to effect the share settlement of all of these warrants; however, these warrants were not exercisable at December 31, 2014.

        As a result of the foregoing provisions, the Company is required to account for these warrants as a liability at fair value and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or, assuming stockholder approval is obtained for the authorization of additional common stock, the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. Upon the exercise of the warrants or, assuming stockholder approval is obtained for the authorization of additional common stock, the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions, the fair value of the warrants will be reclassified from a liability to stockholders' equity on the Company's balance sheets and no further adjustment to the fair value would be made in subsequent periods. See Note 6, Stockholders' Equity, for further information regarding these warrants and the Company's valuation of the warrant liability.

Fair Value of Financial Instruments and Warrant Liability

        The carrying amounts of the Company's financial instruments (which include cash, cash equivalents, short-term investments, and accounts payable) and its warrant liability approximate their fair values. The fair value of the warrant liability is estimated using the Black-Scholes-Merton pricing valuation model. See Note 6, Stockholders' Equity, for additional disclosure on the valuation methodology and significant assumptions. The Company's financial assets and liabilities are classified within a three-level fair value hierarchy that prioritizes the inputs used to measure fair value, which is defined as follows:

        Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

        Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

        Level 3 — Inputs that are unobservable for the asset or liability

        Asset and liabilities measured at fair value on a recurring basis as of December 31, 2014 included only the Company's warrant liability of $30,430, which was classified within Level 3 of the hierarchy. As of December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis within Level 3 of the hierarchy. A loss of $8,804 related to the change in the fair value of the warrant liability was recognized during the year ended December 31, 2014 as a non-cash loss in the Company's statement of operations.

        As the Company has the positive intent and ability to hold its certificates of deposit classified as short-term investments until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value. The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

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

Income Taxes

        The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2014 and December 31, 2013, net of the valuation allowance, the net deferred tax assets were reduced to zero. See Note 9, Income Taxes, for further discussion.

        The Company has recognized the tax effect of discontinued operations in the statement of operations for the year ended December 31, 2012 in accordance with the intra-period accounting rules. An offsetting tax benefit was recorded in continuing operations for the year ended December 31, 2012 in relation to the tax expense that was recognized for discontinued operations.

Share-Based Compensation

        The Company has stock option and equity incentive plans that provide for the purchase or acquisition of the Company's common stock by certain of the Company's employees and

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

non-employees. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee is required to provide service in exchange for the award. See Note 3, Share-Based Compensation, for further discussion.

Other Income (Expense), Net

        Other income (expense), net consists of foreign currency transaction gains and losses, interest earned on the Company's cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense. Other income (expense), net for the year ended December 31, 2014 also included expenses related to the private placement of common stock and warrants completed in November 2014 as the warrants issued were accounted for as a liability. Other income (expense), net for the year ended December 31, 2013 also included a gain of $1,366 from the sale of research and development property and equipment sold subsequent to the workforce reduction that occurred in October 2013. See Note 4, Property and Equipment, Net, for further discussion.

Basic and Diluted Net Loss Per Share

        Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options, common stock warrants, and unvested restricted stock units ("RSUs").

        Weighted average potential shares of common stock of 24,628,775, 6,773,394, and 5,574,915 were excluded from the calculation of diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods. The increase in the weighted average potential shares of common stock excluded from the calculation of diluted net loss per share increased from the prior year due to the issuance of warrants under the two financing transactions that occurred during the year ended December 31, 2014. See Note 6, Stockholders' Equity, for further discussion. At December 31, 2014, the Company had outstanding 140,325,643 shares of common stock.

Comprehensive Loss

        For all periods presented, there were no differences between net loss and comprehensive loss.

Discontinued Operations

        Effective September 30, 2012, the Company entered into an asset purchase agreement (the "FARESTON® Purchase Agreement") with Strakan International S.á r.l., an affiliate of ProStrakan Group plc ("ProStrakan") pursuant to which the Company agreed to transfer, sell and assign to ProStrakan all of the Company's rights and certain assets related to FARESTON® for a total cash purchase price of $21,671. The Company recognized a gain of $18,831 on the sale of FARESTON® for the year ended December 31, 2012. The gain represents the gross proceeds received from the sale reduced by a contract termination fee of $1,000 due to Orion (as discussed further in Note 7, Collaboration and License Agreements), a financial advisory fee related to the transaction of $1,712, and other transaction expenses of approximately $128. The Company has accounted for FARESTON® as a discontinued operation. As a result, revenue of $5,284, cost of goods sold of $784, and operating expenses of $655 related to FARESTON® were excluded from the respective captions in the statement

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

of operations and were included in discontinued operations for the years ended December 31, 2012. Under the FARESTON® Purchase Agreement, the Company remains liable for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012. For the year ended December 31, 2014, the Company recorded a benefit of $576 as general and administrative expenses in the statement of operations for adjustments to the Company's accrual for product returns related to the closure of the return period for a portion of the previously sold inventory.

FARESTON® Revenue Recognition

        Revenue from product sales of FARESTON®, which is included in income from discontinued operations before income taxes for the year ended December 31, 2012, was recognized less deductions for estimated sales discounts and sales returns. Revenue from product sales was recognized when persuasive evidence of an arrangement existed, title passed, the price was fixed or determinable, and collectability was reasonably assured. The Company accounted for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product's labeled expiration date. Although the Company sold its rights and certain assets related to FARESTON® effective September 30, 2012, the Company retains the liability for future product returns relating to sales of FARESTON® made by the Company prior to September 30, 2012. Therefore, the Company estimates an accrual for product returns based on factors which include historical product returns and estimated product in the distribution channel which is expected to exceed its expiration date. At December 31, 2014 and December 31, 2013, the Company's accrual for product returns, was $141 and $918, respectively. Of these amounts, $30 and $332 have been included in "Other long-term liabilities" in the Company's balance sheet at December 31, 2014 and December 31, 2013, respectively, and represents the portion of the Company's product returns accrual estimated to be payable after one year.

Restructuring

        In October 2013, the Company implemented a reduction in its workforce following the announced results from its two Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. The reduction in force was effective immediately and represented approximately 60% of the Company's total workforce.

        As a result of the workforce reduction, the Company incurred severance related cash expenses of $1,306, of which $351 was included in general and administrative expenses and $955 was included in research and development expenses for the year ended December 31, 2013. All of these expenses were paid as of December 31, 2013. Additionally, the Company recognized a net benefit of approximately $370 resulting from the reversal of share-based compensation expense related to the modification of certain stock option provisions for the severed employees. Of this amount, $81 was included as a benefit to general and administrative expenses and $289 was included as a benefit to research and development expenses for the year ended December 31, 2013.

        As a result of the October 2013 reduction in its workforce, the Company is no longer conducting in-house drug discovery activities. During the fourth quarter of 2013, the Company cancelled its sublease for the laboratory facilities and office space utilized for drug discovery. Additionally, the Company sold its related property and equipment for a gain of $1,366, which was included in other income (expense), net for the year ended December 31, 2013.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new guidance is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosure. This new guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter.

Subsequent Events

        The Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

3.     Share-Based Compensation

        Share-based payments include stock option grants and RSUs under the Company's stock option and equity incentive plans and deferred compensation arrangements for the Company's non-employee directors.

        The Company has granted and continues to grant to employees and non-employees options to purchase common stock under various plans at prices equal to the fair market value of the stock on the dates the options are granted as determined in accordance with the terms of the applicable plan. The options have a term of ten years from the grant date and generally vest over three years from the grant date for director and non-employee options and over periods of up to five years from the grant date for employee options. Under the terms of the Company's stock option and equity incentive plans, employees generally have three months after the employment relationship ends to exercise all vested options except in the case of voluntary retirement, disability or death, where post-termination exercise periods are generally longer. As described below, however, certain of the Company's outstanding options were modified in 2013 to provide an extended post-termination exercise period. The Company issues new shares of common stock upon the exercise of options. The Company estimates the fair value of stock option awards as of the date of the grant by applying the Black-Scholes-Merton pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

        The fair value of each stock option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.

        As part of the October 2013 workforce reduction, the Company modified stock options of the terminated employees to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of their vested stock options. The terminated employees' stock options were modified to accelerate the vesting of all outstanding and unvested stock options as if an employee had remained in continuous service as an employee of the Company through January 1, 2014. Further, the Company extended the post-termination exercise period of each terminated

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

employee's outstanding and vested options until the earliest to occur of June 1, 2014 or the expiration of the original term of the particular option.

        As part of the Company's efforts to retain the essential employees continuing with the Company following the October 2013 workforce reduction, the Company modified certain stock options held by continuing employees in the fourth quarter of 2013 to accelerate the vesting of certain outstanding non-vested stock options and to extend the post-termination exercise period of vested stock options. For these continuing employees, each of their outstanding stock options was modified to provide that if the employee's service continued through the end of business on May 31, 2014, then: (i) an additional number of shares subject to such option would immediately vest as if the employee's service had continued through January 1, 2015 and (ii) the period during which the vested portion of such options will generally expire would be extended from 90 days to six months after the employee's termination of service, subject in each case to the earlier expiration of the original term of the applicable stock option award.

        Additionally, in the fourth quarter of 2013, the Company granted RSUs to certain of the continuing employees, which RSUs vested in full June 1, 2014. The Company estimated the fair value of RSUs using the closing price of its stock on the grant date. The fair value of the RSUs was amortized on a straight-line basis over the requisite service period of the awards. At December 31, 2013, the Company had 1,225,000 unvested RSUs outstanding with a weighted average grant date fair value per share of $1.87. All of the Company's outstanding RSUs vested during the second quarter of 2014 and no RSUs were outstanding as of December 31, 2014. The number of RSUs vested includes 371,906 shares that were withheld on behalf of the Company's employees to satisfy the statutory tax withholding requirements.

        The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Research and development expenses	$2,512	$1,875	$1,046
General and administrative expenses	2,041	1,993	1,771

Total share-based compensation	$4,553	$3,868	$2,817

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2014, 2013 and 2012 included share-based compensation expense related to deferred compensation arrangements for the Company's non-employee directors of $125, $135 and $169, respectively. See Note 10, Directors' Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company's non-employee directors.

        In the second quarter of 2014, in connection with the severance agreement entered into with the Company's then Chief Executive Officer in connection with his resignation, all of the executive's outstanding unvested stock options were vested and became immediately exercisable on April 13, 2014. The Company extended the post-termination exercise period of all of these stock options until the earlier to occur of (i) April 13, 2019 or (ii) the expiration of the term of a particular stock option

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

grant. The Company recorded a one-time, noncash net compensation expense of $215 relating to these stock option modifications.

        As a result of the October 2013 modifications of certain stock options held by terminated employees, the Company recognized a net benefit of approximately $370 resulting from the reversal of previously recognized share-based compensation expense that was in excess of the modified fair value of the options. Of this amount, $81 was included as a benefit to general and administrative expenses and $289 was included as a benefit to research and development expenses for the year ended December 31, 2013. The modifications of certain stock options held by the Company's continuing employees during the year ended December 31, 2013 did not have a material impact on share-based compensation expense recognized during the period.

        Share-based compensation expense recorded as research and development expenses for the year ended December 31, 2012 was reduced by the reversal of previously recognized share-based compensation expense for non-vested stock options that were canceled in conjunction with the resignation of an executive officer during the year.

        For the years ended December 31, 2014, 2013 and 2012, the weighted average grant date fair value per share of stock options granted was $1.04, $2.13 and $2.14, respectively. The weighted average for key assumptions used in determining the grant date fair value of options granted in 2014, 2013 and 2012, and a summary of the methodology applied to develop each assumption is as follows:

	Years Ended December 31,
	2014	2013	2012
Expected price volatility	86.5%	82.9%	69.6%
Risk-free interest rate	2.3%	1.27%	1.22%
Weighted average expected life in years	6.9 years	5.9 years	6.5 years
Dividend yield	0%	0%	0%

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        The following is a summary of stock option transactions for all of the Company's stock option and equity incentive plans for the three year period ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2012	4,945,565	$9.12
Options granted	1,141,250	3.35
Options forfeited or expired	(675,755)	8.82
Options exercised	(28,201)	3.05

Options outstanding at December 31, 2012	5,382,859	7.96
Options granted	2,784,200	3.12
Options forfeited or expired	(1,400,419)	5.86
Options exercised	(321,298)	3.81

Options outstanding at December 31, 2013	6,445,342	6.58

Options granted	3,094,500	1.34
Options forfeited or expired	(1,435,408)	8.50
Options exercised	-	-

Options outstanding at December 31, 2014	8,104,434	4.24

Options vested and expected to vest at December 31, 2014	7,795,136	4.34

        The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.61 - $1.56	3,038,000	9.41	$1.34	100	$1.51
$1.88 - $4.20	3,697,200	6.55	3.11	3,037,803	2.97
$4.44 - $20.40	1,369,234	3.05	13.72	1,314,702	14.09

	8,104,434	7.03	4.24	4,352,605	6.33

        At December 31, 2014, the aggregate intrinsic value of all outstanding options was $5 with a weighted average remaining contractual term of 7.03 years. Of the Company's outstanding options, 4,352,605 options were exercisable and had a weighted average remaining contractual term of 5.28 years and no aggregate intrinsic value. Additionally, the Company's vested and expected to vest options had a weighted average remaining contractual term of 6.94 years and an aggregate intrinsic value of $4.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        There were no options exercised during the year ended December 31, 2014. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $688 and $36, respectively. At December 31, 2014, the total compensation cost related to non-vested options not yet recognized was $4,030, with a weighted average expense recognition period of 3.94 years. Shares available for future issuance under the Company's stock option and equity incentive plans were 4,979,673 at December 31, 2014. On January 1, 2015, shares available for future issuance under the 2013 equity incentive plan and 2013 non-employee director equity incentive plan increased by an aggregate of 6,113,026 shares in accordance with the automatic increase provisions of such plans.

4.     Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2014	2013
Computer equipment and software	$2,128	$2,130
Furniture and fixtures	1,032	1,032
Leasehold improvements	355	355
Office and laboratory equipment	261	261

	3,776	3,778
Less: accumulated depreciation	(3,747)	(3,666)

	$29	$112

        Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $88, $369 and $730, respectively. Of these amounts, $1, $169 and $290, respectively, were included in research and development expenses in the statements of operations.

        Subsequent to the reduction in workforce implemented in October 2013 and the Company's determination to cease drug discovery activities, the Company sold its related property and equipment and recognized a gain of $1,366 during the year ended December 31, 2013. The carrying value associated with the property and equipment that was sold was $58 and related to laboratory equipment.

5.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
Clinical trials	$929	$1,127
Net deferred income tax liabilities	319	156
General and administrative	267	497
Employee compensation	160	1,354
Product returns	112	586
Research and development	63	39

	$1,850	$3,759

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6.     Stockholders' Equity

Authorized Capital

        The Company's certificate of incorporation authorizes the Company to issue 200,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock and Associated Warrant Liability

        On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses. The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors. The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method. Similarly, the offering expenses were allocated between the common stock and the warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders' equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85 and will be exercisable at any time and from time to time from and after the earlier of (i) the date the Company obtains stockholder approval of an amendment to its Restated Certificate of Incorporation to increase its authorized common stock to an amount necessary to effect the share settlement of all of the warrants, which approval the Company has contractually-agreed to seek no later than May 27, 2015, or (ii) the trading day immediately prior to the occurrence of a "fundamental transaction" (as defined in the warrants), but in no event later than June 1, 2015, and will continue to be exercisable for four years thereafter. The Company does not currently have a sufficient number of authorized and unreserved shares of common stock necessary to settle exercises of all of the warrants in full in shares of common stock; accordingly, the warrants will be subject to net cash settlement if, at the time of any exercise, there are then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrants. Assuming stockholder approval of an amendment to the Company's Restated Certificate of Incorporation to increase its authorized common stock to an amount necessary to effect the share settlement of all of the warrants is obtained, warrant exercises would no longer be subject to net cash settlement. The warrants also contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant. Due to these provisions, the Company is required to account for these warrants as a liability at fair value using the Black-Scholes-Merton pricing valuation model and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or, assuming stockholder approval is obtained for the authorization of additional common stock, the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. The Company's warrant liability is influenced by several factors including the price of the Company's common stock as of the balance sheet date.

        At issuance, the fair value of the warrant liability was estimated to be $21,626. These warrants were revalued at fair value as of December 31, 2014 and the resulting increase in fair value of $8,804

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

was recorded as a non-cash loss on the change in fair value of warrant liability in the Company's statement of operations. The fair value of the warrants at December 31, 2014 of $30,430 was estimated using the Black-Scholes-Merton pricing valuation model with the following assumptions: expected volatility of 91%, risk-free interest rate of 1.5%, expected life of approximately 4.5 years and no dividends. Significant changes to the Company's market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company's stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company's stock price will likely create a decrease to the fair value of the warrant liability.

        On March 6, 2014, the Company completed a private placement of units consisting of an aggregate of 11,976,048 shares of common stock and warrants to purchase an aggregate of 10,179,642 shares of its common stock for net proceeds of $21,135, after deducting offering expenses. The net proceeds from the private placement were allocated to the common stock and warrants based upon their relative fair values. The warrants, which had a one year term that expired on March 6, 2015, carried a per share exercise price of $1.67. The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company's own stock. As such, the Company has concluded the warrants met the scope exception for determining whether the instruments require accounting as derivatives and are classified in stockholders' equity. The fair value of the warrants on the date of grant was estimated at $4,478 using the Black-Scholes-Merton pricing valuation model with the following assumptions: expected volatility of 67%, risk free interest rate of 0.12%, expected life of one year and no dividends. All of these warrants expired unexercised on March 6, 2015.

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

        The Company's remaining intangible asset, net at December 31, 2014 and 2013 was $152 and $166, respectively, related to the SARM License Agreement.

9.     Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company's net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2014	2013
Deferred income tax assets:
Net federal and state operating loss carryforwards	$139,126	$127,819
Research and development credits	12,754	11,934
Share-based compensation	6,800	8,670
Depreciation and amortization	89	170
Other	69	425

Total deferred tax assets	158,838	149,018

Deferred income tax liabilities:
Other	329	157

Total deferred tax liabilities	329	157

Net deferred tax assets	158,509	148,861
Valuation allowance	(158,509)	(148,861)

	$-	$-

        Realization of deferred income tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, due to the Company's history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9,648, $17,318 and $8,836 in 2014, 2013, and 2012, respectively.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        At December 31, 2014, the Company had net federal operating loss carryforwards of approximately $358,702, which expire from 2018 to 2034 if not utilized. The Company had state operating loss carryforwards of approximately $337,735, which expire from 2015 to 2034 if not utilized. The Company also had research and development credits at December 31, 2014 of approximately $12,754, which expire from 2020 to 2034 if not utilized.

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

        The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2014, the Company had no unrecognized tax benefits. Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company completed a study of its net operating losses through December 31, 2014 to determine whether such amounts are likely to be limited by Section 382. As a result of this study, the Company does not currently believe any Section 382 limitation exists through December 31, 2014. However, any future ownership changes under Section 382 may limit the Company's ability to fully utilize these tax benefits. The Company has not yet conducted an in-depth study of its research and development credits, although the Company periodically reviews assumptions in its calculations to reflect its best estimate of expected credit. An in-depth study may result in an increase or decrease to the Company's research and development credits and until such study is conducted of the Company's research and development credits, no amounts are being presented as an uncertain tax position. The Company's net deferred income tax assets have been fully offset by a valuation allowance. Therefore, future changes to the Company's unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company's balance sheet, statement of operations, or cash flows. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

        For the years ended December 31, 2014, 2013 and 2012, the Company incurred non-employee director fee expense of $247, $259 and $237, respectively, of which $125, $135 and $169 was deferred into stock accounts and will be paid in common stock following separation from service as a director. At December 31, 2014, 237,100 shares of the Company's common stock had been credited to individual director stock accounts under the Directors' Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors' Deferred Compensation Plan.

11.   401(k) Plan

        The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $17.5 for employees under age 50 and $23 for employees 50 and older in calendar year 2014. Employee contributions are held in the employees' name and invested by the plan's trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee's contributions to the plan in the amount of $200, $338 and $363 in 2014, 2013 and 2012, respectively.

12.   Commitments and Contingencies

Operating Lease Commitments

        The Company previously leased laboratory facilities and office space pursuant to a sublease, which had been accounted for as an operating lease. Subsequent to the reduction in force implemented in October 2013, this lease was cancelled effective December 31, 2013. The Company subleases office space under a sublease that is accounted for as an operating lease. This sublease has escalating rent payments and expires on April 30, 2015. Total rent expense under the operating leases was approximately $513, $674 and $963 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, future annual minimum payments under operating lease arrangements were $184 for the year ended December 31, 2015.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13.   Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$6,360	$7,894	$3,362	$3,254
General and administrative expenses	2,629	3,052	1,594	2,203

Total expenses	8,989	10,946	4,956	5,457

Loss from operations	(8,989)	(10,946)	(4,956)	(5,457)
Other income (expense), net	2	2	21	(284)
Loss on change in fair value of warrant liability (a)	-	-	-	(8,804)

Net loss	$(8,987)	$(10,944)	$(4,935)	$(14,545)

Net loss per share — basic and diluted	$(0.14)	$(0.15)	$(0.06)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	66,512,069	75,433,302	76,014,531	108,869,121

(a)
The loss on change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholders' Equity, for further information.

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