Form 10-Q
period 2015-03-31
GTX INC /DE/
filed 2015-05-11
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, 140,374,112 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,163	$17,880
Short-term investments	30,437	31,415
Prepaid expenses and other current assets	743	856
Total current assets	45,343	50,151
Property and equipment, net	16	29
Intangible and other assets, net	423	471
Total assets	$45,782	$50,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438	$512
Warrant liability	27,782	30,430
Accrued expenses and other current liabilities	1,647	1,850
Total current liabilities	29,867	32,792
Other long-term liabilities	20	30
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 140,374,112 and 140,325,643 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	140	140
Additional paid-in capital	512,910	512,460
Accumulated deficit	(497,155)	(494,771)
Total stockholders’ equity	15,895	17,829
Total liabilities and stockholders’ equity	$45,782	$50,651

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Expenses:
Research and development expenses	$2,948	$6,360
General and administrative expenses	2,111	2,629
Total expenses	5,059	8,989
Loss from operations	(5,059)	(8,989)
Other income, net	27	2
Gain on change in fair value of warrant liability	2,648	—
Net loss	$(2,384)	$(8,987)

Net loss per share -- basic and diluted	$(0.02)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	140,335,875	66,512,069

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,384)	$(8,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrant liability	(2,648)	—
Depreciation and amortization	17	33
Share-based compensation	419	2,215
Directors’ deferred compensation	31	32
Changes in assets and liabilities:
Prepaid expenses and other assets	157	(1,169)
Accounts payable	(74)	(189)
Accrued expenses and other liabilities	(213)	(22)
Net cash used in operating activities	(4,695)	(8,087)
Cash flows from investing activities:
Purchase of property and equipment	—	(4)
Purchase of short-term investments, held to maturity	(10,202)	(5,145)
Proceeds from maturities of short-term investments, held to maturity	11,180	—
Net cash provided by (used in) investing activities	978	(5,149)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	—	21,141
Payments on capital lease and financed equipment obligations	—	(2)
Net cash provided by financing activities	—	21,139
Net (decrease) increase in cash and cash equivalents	(3,717)	7,903
Cash and cash equivalents, beginning of period	17,880	14,529
Cash and cash equivalents, end of period	$14,163	$22,432

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where building lean body mass is important.  The Company announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive metastatic breast cancer who have previously responded to hormonal therapy.  The Company’s current strategy is focused on further development of enobosarm in two breast cancer indications targeting the androgen receptor.  The Company plans to initiate a Phase 2 proof-of-concept clinical trial of enobosarm later in the second quarter of 2015 that is designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer. The Company also plans to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. Additionally, the Company is evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle related diseases may benefit from building muscle.

In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader, or SARD, technology which has the potential to provide compounds that can degrade multiple forms of AR for those patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company’s evaluation of the licensed SARD technology is at a very early stage and any future preclinical or clinical development of the SARD technology, beyond identifying potential lead clinical compounds, will require us to obtain additional funding.

The Company is also developing GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, for the treatment of advanced prostate cancer.  The Company is presently conducting a Phase 2 clinical trial evaluating GTx-758 as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC with data from this clinical trial expected in the third quarter of 2015.  The Company does not plan to dedicate further resources to this program after the conclusion of this Phase 2 clinical trial and is currently determining third party interest in partnering or acquiring this asset and other preclinical ER alpha agonist compounds in order to fund additional clinical development.

The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements through the end of 2016 (during which time it expects, at a minimum, to obtain results from the patients enrolled in the first stage of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer).

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

Warrant Liability

In November 2014, the Company issued warrants to purchase 64,311,112 shares of its common stock. The Company classifies the warrants as a liability on its balance sheet since the warrants contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model (“Black-Scholes Model”)) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  In addition, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  See Subsequent Events.

As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. Upon the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s balance sheets and no further adjustment to the fair value would be made in subsequent periods. See Note 4, Stockholders’ Equity, for further information regarding these warrants and the Company’s valuation of the warrant liability.

Fair Value of Financial Instruments and Warrant Liability

The carrying amounts of the Company’s financial instruments (which include cash, cash equivalents, short-term investments, and accounts payable) and its warrant liability approximate their fair values.  The fair value of the warrant liability is estimated using the Black-Scholes-Merton pricing valuation model.  See Note 4, Stockholders’ Equity, for additional disclosure on the valuation methodology and significant assumptions.  The Company’s financial assets and liabilities are classified within a three-level fair value hierarchy that prioritizes the inputs used to measure fair value, which is defined as follows:

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

(in thousands, except share and per share data)

(unaudited)

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 — Inputs that are unobservable for the asset or liability

Asset and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 included only the Company’s warrant liability of $27,782 and $30,430, respectively, which were classified within Level 3 of the hierarchy.  A gain of $2,648 related to the change in the fair value of the warrant liability was recognized during the three months ended March 31, 2015 as a non-cash gain in the Company’s condensed statement of operations.

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

At March 31, 2015 and December 31, 2014, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2015 and December 31, 2014, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2015 up through the date the condensed financial statements were issued.  Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

On May 6, 2015 (the “Authorized Share Increase Date”), the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 200,000,000 shares to 400,000,000 shares. The foregoing amendment was approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders held on May 6, 2015 (the “Stockholder Approval Date”).

On the Stockholder Approval Date, the warrants the Company issued in November 2014 became exercisable and will continue to be exercisable for four years thereafter. Under the terms of these warrants, as of the Authorized Share Increase Date, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.

On April 13, 2015, the Company entered into a new office lease with respect to the Company’s current office space at 175 Toyota Plaza, Memphis, Tennessee (the “Office Lease”).  The Office Lease commenced on May 1, 2015 with 26,250 rentable square feet and a three year term ending on April 30, 2018 (the “Initial Term”).  The approximate aggregate rent due over the Initial Term is $1.4 million.  Additionally, certain taxes and operating expenses may be charged to the Company beginning January 1, 2016 as additional rent based upon increases in these taxes and operating expenses after the base year, as defined in the Office Lease.

2.  Share-Based Compensation

Share-based payments include stock option grants and restricted stock units (“RSUs”) under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Research and development expenses	$189	$1,380
General and administrative expenses	261	867
Total share-based compensation	$450	$2,247

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $31 and $32, respectively.

The Company uses the Black-Scholes Model to value stock options.  The expected life of options is determined by calculating the average of the vesting term and the contractual term of the options.  The expected price volatility is based on the Company’s historical stock price volatility.  The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options.  Expected dividend yield is not considered as the Company has not made any dividend payments and has no plans of doing so in the foreseeable future.  The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended March 31,
	2015	2014
Expected price volatility	88.5%	87.9%
Risk-free interest rate	2.0%	2.3%
Weighted average expected life in years	7 years	6.5 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	8,104,434	$4.24
Options granted	35,000	0.76
Options expired	(123,100)	5.27
Options exercised	—	—
Options outstanding at March 31, 2015	8,016,334	4.21

During the three months ended March 31, 2015, the Company granted 7,700,000 RSUs to employees of which a portion of each award vests annually over a three year period from the date of grant.  The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.  The non-vested RSUs had a weighted average grant date fair value per share of $0.67.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

Weighted average potential shares of common stock of 83,097,046 and 10,382,571 for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculations of diluted loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.  The increase in the weighted average potential shares of common stock excluded from the calculation of diluted net loss per share increased from the prior year due to the issuance of warrants under the two financing transactions that occurred during the year ended December 31, 2014.

4.              Stockholders’ Equity

Common Stock and Associated Warrant Liability

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  Prior to the Authorized Share Increase Date, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as of the Authorized Share Increase Date, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  The warrants, however, contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  Due to the provision of the warrants that could require cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions.

The fair value of the warrants at March 31, 2015 of $27,782 was estimated using the Black-Scholes-Merton pricing valuation model with the following assumptions: expected volatility of 95%, risk-free interest rate of 1.1%, expected life of approximately 4.1 years and no dividends.  The fair value of the warrants at December 31, 2014 of $30,430 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 91%, risk-free interest rate of 1.5%, expected life of approximately 4.5 years and no dividends.  The decrease in fair value from December 31, 2014 of $2,648 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s condensed statement of operations. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of the warrant liability.

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

5.              University of Tennessee Research Foundation License Agreements

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

The Company and UTRF also entered into a license agreement (the “SARD License Agreement”) in March 2015 pursuant to which the Company was granted exclusive worldwide rights in all existing SARD technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed.

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

•                  the therapeutic and commercial potential of, and our ability to advance the development of, our product candidates and our SARD development program;

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a new class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where building lean body mass is important.  In April 2015, we announced that we have entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC.  We are also developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer.

Business Highlights

Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 21 completed or ongoing clinical trials enrolling approximately 1,554 subjects, including in three Phase 2 and two Phase 3 clinical trials. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.  We announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg oral daily for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy.  Based on the positive results of the Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we believe enobosarm has the potential to be an effective treatment alternative with a favorable side effect profile for women with ER positive and AR positive advanced breast cancer, as well as for women with advanced AR positive triple-negative breast cancer, or TNBC.

We plan to initiate a Phase 2 proof-of-concept clinical trial of enobosarm later in the second quarter of 2015 that is designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This planned open-label clinical trial is designed to enroll up to approximately 55 patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at four months of treatment. We plan to conduct this clinical trial using a Simon’s two-stage design, pursuant to which we will enroll approximately half of the patients in the first stage, and, assuming a certain pre-specified minimal response rate is achieved, we will proceed with enrollment of the second stage.  We also plan to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. This second planned open-label clinical trial is designed to enroll up to approximately 118 patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed. This second planned open-label clinical trial will randomize patients to either a 9 mg or 18 mg oral daily dose of enobosarm, again using a Simon’s two-stage design, and will assess clinical benefit at six months of treatment. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease.  We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from at least the patients enrolled in stage one of each clinical trial, but our ability to enroll patients to stage two of the clinical trials and complete these clinical trials will require us to seek sufficient additional funding.  We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle related diseases may benefit from building muscle.

In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR.  We envision initially developing SARDs for those patients who do not respond or are resistant to currently approved therapies to inhibit tumor growth in patients with progressive CRPC.  Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including ARv7.  Splice variants of the androgen receptor have been identified in which the binding site for androgens, the ligand binding domain, necessary for the action of many of the current therapies, is lost.  In addition, most patients who do initially respond to available treatments eventually progress due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. A therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, may be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at a very early stage.  We are currently preparing an appropriate development program for SARDs and have initiated research to identify one or more lead compounds that could potentially be advanced into preclinical and clinical development. However, to advance preclinical development of our SARD program through the the requisite preclinical studies to support initial human studies, we will require additional funding, which we hope to obtain through the licensing, partnering or sale of certain other assets, including GTx-758 and its ER alpha agonist family of compounds, or through a strategic partnership or collaboration for the development and commercialization of SARDs.

We are also developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer.  We believe GTx-758 has the potential to reduce testosterone to levels lower than those attainable with androgen deprivation therapy, or ADT, alone while ameliorating estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or high risk non-metastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a greater than or equal to 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG and total and free testosterone levels in the study subjects.  In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss.  The Phase 2 clinical trial is designed to allow us to assess the safety and tolerability of GTx-758 in these subjects, including monitoring for venous thromboembolic events (blood clots), or VTEs.  We have completed enrollment of the clinical trial.  Both the 125 mg and 250 mg doses have demonstrated dose dependent increases in SHBG, reductions in free testosterone, and reductions in PSA, confirming the mechanism of action of the compound.  To date, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction in patients enrolled in the 250 mg arm, resulting in the discontinuation of both patients from active treatment.  The study is ongoing and primary efficacy data from all patients in the study is expected early in the third quarter of 2015.  While we do not plan to dedicate any further resources to this program after the conclusion of our Phase 2 clinical trial, we are gauging third party interest in partnering or acquiring this asset and other preclinical ER alpha agonist compounds.

Financial Highlights

Our net loss for the three months ended March 31, 2015 was $2.4 million.  The net loss for the three months ended March 31, 2015 included a non-cash gain of $2.6 million due to revaluation of our warrant liability at March 31, 2015, which warrant liability resulted from the issuance of common stock and warrants in our November 2014 private placement discussed below. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At March 31, 2015, we had cash, cash equivalents and short-term investments of $44.6 million compared to $49.3 million at December 31, 2014.  On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses.  These warrants expired on March 6, 2015.  On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016 (during which time we expect, at a minimum, to obtain results from the patients enrolled in stage one of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design).  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to commence and complete stage two of both of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of enobosarm beyond our ongoing and currently-planned clinical trials and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing.  Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer and our ability to advance the development of enobosarm, GTx-758, or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Research and Development

Since our inception in 1997, we have been focused on drug discovery and development programs.  Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees.  As a result of the October 2013 reduction in our workforce, we are no longer conducting in-house drug discovery activities.

We expect that our research and development expenses for fiscal year 2015 will decrease as compared to fiscal year 2014 as the prior year included employee retention expenses, which were a part of our efforts to retain essential employees continuing with us following the October 2013 workforce reduction.

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status
Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Plan to initiate a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC later in the second quarter of 2015.

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Plan to initiate a Phase 2 open-label clinical trial evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer in the third quarter of 2015.

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	Phase 2	Primary efficacy data from all patients in the study is expected early in the third quarter of 2015.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Warrant Liability

In November 2014, we issued warrants to purchase 64.3 million shares of our common stock in a private placement to certain investors. We classify the warrants as a liability on our balance sheet since these warrants contain certain terms that could require us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes option pricing formula) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  As a result of the provision of the warrants that could require cash settlement upon certain change of control transactions, we are required to account for these warrants as a liability at fair value, which is calculated using the Black-Scholes-Merton pricing valuation model.  The Black-Scholes-Merton pricing valuation model requires that we use significant assumptions and judgment to determine appropriate inputs to the model.  Some of the assumptions that we rely on include the volatility of our common stock over the life of the warrant and risk-free interest rate.  Our warrant liability is influenced by these assumptions and the price of our common stock as of the balance sheet date.  The estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. Upon the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on our balance sheets and no further adjustment to the fair value would be made in subsequent periods.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Research and development expenses	$189	$1,380
General and administrative expenses	261	867
Total share-based compensation	$450	$2,247

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $31,000 and $32,000, respectively.  At March 31, 2015, the total compensation cost related to non-vested stock options not yet recognized was approximately $3.9 million with a weighted average expense recognition period of 3.69 years. At March 31, 2015, the total compensation cost related to non-vested RSUs not yet recognized was approximately $4.8 million with a weighted average expense recognition period of 2.13 years.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended March 31,
Proposed Candidate / Proposed Indication	Program	2015	2014
		(in thousands)
Enobosarm
Treatment of women with AR positive TNBC (18 mg)	SARM	$1,181	$—

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	839	863

Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (3 mg)	SARM	—	3,987

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	555	1,462

Other research and development		373	48

Total research and development expenses		$2,948	$6,360

Research and development expenses decreased to $2.9 million for the three months ended March 31, 2015 from $6.4 million for the three months ended March 31, 2014.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased from the prior year period due to preparatory activities related to the planned Phase 2 clinical trial for the treatment of women with AR positive TNBC, which preparatory activities began in the fourth quarter of 2014 and continued into the first quarter of 2015.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer during the current year period consisted of expenses for preparatory activities related to the planned Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer, which preparatory activities began in the fourth quarter of 2014 and continued into the first quarter of 2015, as well as expenses related to our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  The prior year period consisted only of expenses related to our ongoing Phase 2 proof-of-concept clinical trial that began in the second quarter of 2013.

Research and development expenses for enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC decreased by $4.0 million from the prior year period as activities related to satisfying the prerequisites necessary for our then-planned regulatory submission in Europe for enobosarm 3 mg, including conducting seven Phase 1 clinical trials, were being performed in the first quarter of 2014 and were completed by the end of 2014.

Research and development expenses related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased by $907,000 for the three months ended March 31, 2015 compared to the prior year period due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

Additionally, research and development expenses for each product candidate in the prior year included expenses related to cash bonuses and stock option and RSU grants made to the employees as part of our efforts to retain the essential employees continuing with us following the October 2013 workforce reduction.

General and Administrative Expenses

General and administrative expenses decreased 20% to $2.1 million for the three months ended March 31, 2015 from $2.6 million for the three months ended March 31, 2014, which was due primarily to expenses in the prior year period related to cash bonuses and stock option and RSU grants made to the employees as part of our efforts to retain the essential employees continuing with us following the October 2013 workforce reduction.

Gain on Change in Fair Value of Warrant Liability

We recognized a warrant liability due to certain provisions of the warrants issued as part of the November 2014 private placement of common stock and warrants.  The warrants are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions.  The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our condensed statement of operations.

These warrants were revalued at fair value as of March 31, 2015 and the decrease in fair value of $2.6 million was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s condensed statement of operations.

Liquidity and Capital Resources

At March 31, 2015, we had cash, cash equivalents and short-term investments of $44.6 million compared to $49.3 million at December 31, 2014.  Net cash used in operating activities was $4.7 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $978,000 for the three months ended March 31, 2015 and resulted from the maturities of short-term investments of $11.2 million offset by the purchase of short-term investments of $10.2 million.  Net cash used in investing activities was $5.1 million for the three months ended March 31, 2014 and resulted primarily from the purchase of short-term investments.

Net cash provided by financing activities was $0 and $21.1 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities for the three months ended March 31, 2014 reflects proceeds from the issuance of common stock and warrants, partially offset by payments on capital lease obligations.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016 (during which time we expect, at a minimum, to obtain results from the patients enrolled in stage one of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design).  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to commence and complete stage two of both of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer.  In addition, if we decide to undertake any further development of enobosarm beyond our ongoing and currently-planned clinical trials and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any.  Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing, planned and any future clinical trials of our product candidates;

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

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm, GTx-758 and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with

AR positive advanced breast cancer and our ability to advance the development of enobosarm, GTx-758, or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.  Although there were no material changes during the first quarter of 2015 from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we entered into a new office lease on April 13, 2015 with respect to our current office space.  The new office lease term commenced on May 1, 2015 with a three year term ending on April 30, 2018. Operating lease obligations under the new office lease include aggregate future minimum payments of approximately $1.4 million.

NASDAQ Listing Compliance

On October 2, 2014, we received a letter from NASDAQ notifying us that for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market, or the Bid Price Requirement.  The notification had no immediate effect on the listing of our common stock.

We had requested and, on March 16, 2015, received approval from The NASDAQ Stock Market to transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market. The transfer was effective at the opening of trading on March 19, 2015, and our common stock continues to trade under the symbol “GTXI.”  On April 1, 2015, we were afforded an additional 180-day grace period, through September 28, 2015, to comply with the Bid Price Requirement, by which date our common stock must trade above $1.00 for at least ten consecutive business days.  In this regard, we have provided written notice to NASDAQ of our intention to cure the Bid Price Requirement deficiency during this second 180 calendar day compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance by September 28, 2015, then NASDAQ will provide written notice that our common stock will be subject to delisting from The NASDAQ Capital Market.  In the event we do not regain compliance, we may appeal the decision to a NASDAQ Listing Qualifications Panel, but there can be no assurance that any such appeal would be successful. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of December 31, 2015, we had an accumulated deficit of $497.2 million. Our net loss for the three months ended March 31, 2015 was $2.4 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a new drug application, or NDA, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership.  Moreover, our current strategy is focused on the further development of enobosarm for the treatment of patients with androgen receptor, or AR, positive advanced breast cancer.  However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage product candidates.  While we do not intend to commit additional internal resources for the development of GTx-758 once we have completed the efficacy and safety analysis of our ongoing Phase 2 clinical trial, our newly in-licensed selective androgen receptor degrader, or SARD, technology will require significant additional financial resources and personnel to continue development of these preclinical compounds.  Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we and/or any potential collaborators are unable to develop and commercialize enobosarm, GTx-758, or SARD technology, if development is further delayed or is eliminated, or if sales revenue from enobosarm, GTx-758, or SARD technology upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

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

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016 (during which time we expect, at a minimum, to obtain results from the patients enrolled in stage one of each of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design).  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to commence and complete stage two of both of our planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer.  In addition, if we decide to undertake any further development of enobosarm beyond our ongoing and currently-planned clinical trials and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing, planned and any future clinical trials of our product candidates;

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

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm, GTx-758 and/or our recently-licensed selective androgen receptor degrader, or SARD, programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer and our ability to advance the development of enobosarm, GTx-758, or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

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

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our two planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer. Furthermore, the positive results from our ongoing Phase 2 proof-of-concept clinical trial of enobosarm in women with ER positive and AR positive metastatic breast cancer does not ensure that our two planned Phase 2 clinical trials will be successful or that any later trials will be successful.  A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with AR positive advanced breast cancer, or in developing any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

In addition, we do not currently have any further clinical development plans for GTx-758 and we do not in any event have sufficient funds to enable further clinical development of GTx-758.  Likewise, our evaluation of the recently-licensed SARD program is at a very early stage and any meaningful preclinical and clinical development, beyond identifying potential lead clinical compounds, of our SARD program will require us to obtain additional funding.  Accordingly, our current strategy and near-term prospects are substantially dependent on the successful development of enobosarm for the treatment of patients with AR positive advanced breast cancer.

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

In addition, in the first quarter of 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary SARD technology.  However, our evaluation of the licensed SARD program is at a very early stage and it is possible that we may determine not to move forward with any meaningful preclinical development of our SARD program, beyond identifying potential lead clinical compounds.  Even if we do determine to move forward with any meaningful preclinical development of our SARD program, to advance preclinical development of our SARD program through the requisite preclinical studies to support initial human studies, we will require additional funding.  Accordingly, as a result of our unsuccessful research and preclinical development and/or our inability to obtain sufficient funding to meaningfully advance preclinical development of our SARD program, we may fail to realize the anticipated benefits of our licensing of this program.

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether planned clinical trials will begin on time, or whether ongoing clinical trials will need to be modified or will be completed on schedule, if at all. For example, both of our planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do.  In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

In three Phase 2 clinical trials of GTx-758, which we discontinued in February 2012, we observed venous thromboembolic events, or blood clots, in subjects treated with GTx-758 at the doses then being studied in these clinical trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®.  In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold, and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758.  In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758.  In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration-resistant prostate cancer, or CRPC.  Although our current Phase 2 clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other serious adverse events, or SAEs, in the current Phase 2 clinical trial. In this regard, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction (MI) in patients enrolled in the 250 mg arm of our ongoing Phase 2 clinical trial of GTx-758, resulting in the discontinuation of both patients from active treatment, and we cannot assure you that we will not observe additional SAEs in this trial.  If an unacceptable incidence of VTEs, MIs, or other SAEs are observed in our current Phase 2 clinical trial of GTx-758, we may be required to abandon our development of GTx-758, in which case, we would not receive any return on our investment in that product candidate.

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm.  Lower levels of HDL could lead to increased risk of adverse cardiovascular events. In addition, in our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage was assessed as possibly related to enobosarm.  Although doses up to 30 mg have been evaluated in short duration studies, doses higher than the 9 mg dose currently being tested in our Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.  Although no evidence of virilization has been seen to date with any dose of enobosarm, higher doses for longer duration may increase the risk of hair growth and masculinization in some women.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm and GTx-758 programs if we are unable to raise sufficient funding for any additional clinical development of these product candidates through new collaborative arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of enobosarm beyond our ongoing and currently-planned clinical trials, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development.  Moreover, both of the planned Phase 2 clinical trials of enobosarm are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do.  Likewise, any meaningful preclinical development, beyond identifying potential lead clinical compounds, of our SARD program will require us to obtain additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Risks Related to Our Intellectual Property

If we lose our licenses from UTRF, we may be unable to continue a substantial part of our business.*

We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. Our license agreements with UTRF, under which we were granted rights to SARM compounds and technologies, including enobosarm, and more recently, to SARD compounds and technology, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the relevant agreement and fail to cure that breach. If one or both of these agreements are terminated, then we may lose our rights to utilize the SARM and/or SARD technology and intellectual property covered by those agreements to market, distribute and sell licensed products, which may prevent us from continuing a substantial part of our business and may result in a material and serious adverse effect on our financial condition, results of operations and any prospects for growth.

If some or all of our or our licensor’s patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates, including in those jurisdictions in which we have no patent protection.*

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensor owns or controls such valid and enforceable patents or trade secrets.

Our rights to certain patents and patent applications relating to SARM compounds that we have licensed from UTRF are subject to the terms of UTRF’s inter-institutional agreements with The Ohio State University, or OSU, and our rights to future related improvements in some instances are subject to UTRF’s exercise of exclusive options under its agreements with OSU for such improvements.

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensor’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

We may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates in those jurisdictions in which we have no patent protection.  Even if patents are issued to us or our licensor regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable, lack of utility, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and FDA regulations and policies create a regulatory environment that encourages companies to challenge branded drug patents or to create non-infringing versions of a patented product in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage competitors to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor, providing another less burdensome pathway to approval.

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

There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our development and manufacturing efforts. Others might have been the first to make the inventions covered by each of our or our licensor’s pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensor, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

We recently announced that we have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of AR for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive CRPC.  We anticipate developing SARD compounds initially to target those men who are not responsive and/or develop resistance to currently available agents to treat men with CRPC.  Drugs in development having potentially similar mechanisms of action to our SARD compounds include Androscience Corporation’s androgen receptor degrader enhancer, or ARD, currently in development for acne and alopecia with the potential for development in prostate cancer.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds, as set forth above in the paragraph relating to GTx-758.  Additionally, it has been reported that two other companies are developing drugs to treat men with CRPC who are resistant to current therapies: Tokai Pharmaceuticals is developing TOK-001 (Galeterone) with a principal mechanism of action as a CYP17 lyase inhibitor and AR antagonist and Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.

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

As a result of the recent changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business.  For instance, Mr. Hanover has taken on the role of our Chief Executive Officer in addition to the role he served when functioning as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, while Dr. Wills’ role as our Executive Chairman is, in part, to support Mr. Hanover in his role as our permanent Chief Executive Officer, the position of Executive Chairman is new to us and it may be some time before we can assess how much assistance he will provide to Mr. Hanover. Also, while we have retained Dr. Dalton as a consultant to GTx following his employment end date, we no longer have regular access to Dr. Dalton’s key scientific expertise, which could materially and adversely impact our product candidate development efforts. Disruption to our organization as a result of executive management transition may have a detrimental impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of March 31, 2015.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

As of March 31, 2015, we had only 27 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

Future growth, if any, will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risks Related to Our Common Stock

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. On October 2, 2014, we received a letter from NASDAQ notifying us that for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market, or the Bid Price Requirement. We had requested and, on March 16, 2015, received approval from The NASDAQ Stock Market to transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market. The transfer was effective at the opening of trading on March 19, 2015, and our common stock continues to trade under the symbol “GTXI.”  On April 1, 2015, we were afforded an additional 180-day grace period, through September 28, 2015, to comply with the Bid Price Requirement, by which date our common stock must trade above $1.00 for at least ten consecutive business days.  In this regard, we have provided written notice to NASDAQ of our intention to cure the Bid Price Requirement deficiency during this second 180 calendar day compliance period by effecting a reverse stock split, if necessary. On May 6, 2015, we received approval from our stockholders to implement a proposed reverse stock split. However, we cannot assure you that the proposed reverse stock split, if effected, will result in a sustained increase to our stock price and have the desired effect of maintaining compliance with Bid Price Requirement or other applicable NASDAQ listing requirements. In addition, the liquidity of our common stock may be harmed by the proposed reverse stock split given the reduced number of shares that would be outstanding after the reverse stock split, particularly if our stock price does not increase as a result of the reverse stock split.  In any event, if we do not regain compliance by September 28, 2015, then NASDAQ will provide written notice that our common stock will be subject to delisting from The NASDAQ Capital Market.  In the event we do not regain compliance, we may appeal the decision to a NASDAQ Listing Qualifications Panel, but there can be no assurance that any such appeal would be successful. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement.

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

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the market price for our common stock has varied between a high of $1.70 on May 30, 2014 and a low of $0.41 on October 14, 2014 in the twelve-month period ended March 31, 2015. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                       delays in the initiation, enrollment and/or completion of our ongoing, planned and any future clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing, planned and any future clinical trials of enobosarm and GTx-758;

•                       our ability to raise additional capital in the future to carry through with our preclinical and clinical development plans, including to commence and complete stage two of both of our planned Phase 2 clinical trials of enobosarm, as well as our current and future operations, and the terms of any related financing arrangements;

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

•                       the potential negative effects, or the perception of potential negative effects, resulting from a proposed reverse stock split approved by our stockholders in May 2015;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of March 31, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 75.7% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 35.8% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.  Although we completed a study in 2014 to determine whether any Section 382 limitations exist and we do not believe that any Section 382 limitations exist at this time, Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination.  In any event, changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation.  If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2015, the average daily trading volume of our common stock on The NASDAQ Global Market was 269,066 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2015, we had 140,374,112 shares of common stock outstanding.  In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

ITEM 5.                                                OTHER INFORMATION

Charter Amendment

On May 6, 2015, at the Company’s 2015 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved an amendment to GTx’s Restated Certificate of Incorporation to increase the number of authorized shares of GTx’s common stock from 200,000,000 shares to 400,000,000 shares. The increase in the number of authorized shares of the Company’s common stock was effected pursuant to a Certificate of Amendment of Restated Certificate of Incorporation (the “Certificate of Amendment”) filed with the Secretary of State of the State of Delaware on May 6, 2015 and was effective as of such date. A copy of the Certificate of Amendment is attached as Exhibit 3.4 hereto.

Amendment and Restatement of the GTx, Inc. 2013 Equity Incentive Plan

At the Annual Meeting held on May 6, 2015, the Company’s stockholders approved the amendment and restatement of the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) to:

•                  increase the maximum number of shares of the Company’s common stock subject to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise price or strike price of at least 100% of the fair market value of the Company’s common stock on the date of grant that may be granted to any participant during any calendar year from 1,000,000 shares to 5,000,000 shares (subject to adjustment for changes in the Company’s capitalization); and

•                  increase the maximum number of shares of the Company’s common stock subject to performance stock awards that may be granted to any participant during any calendar year from 1,000,000 shares to 5,000,000 shares (subject to adjustment for changes in the Company’s capitalization).

The amendment and restatement of the 2013 Plan (as so amended and restated, the “Restated 2013 Plan”), previously had been approved, subject to stockholder approval, by the Board of Directors of the Company. The Restated 2013 Plan became effective immediately upon stockholder approval at the Annual Meeting.

A more detailed summary of the material features of the Restated 2013 Plan is set forth in the Company’s definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on March 26, 2015 (the “Proxy Statement”). That summary and the foregoing description is qualified in its entirety by reference to the text of the Restated 2013 Plan, which is attached as Annex C to the Proxy Statement.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting held on May 6, 2015 at the Company’s corporate offices in Memphis, Tennessee, the Company’s stockholders voted on the following five proposals:

(1)         Proposal to elect the three nominees for Class II director named below to serve until the 2018 Annual Meeting of Stockholders and until their successors have been duly elected and qualified.  Each of the three named nominees was so elected, with the votes thereon at the Annual Meeting as follows:

	Final Voting Results
Nominee	For	Withheld	Broker Non- Vote
J. Kenneth Glass	117,267,037	638,107	16,005,129
Marc S. Hanover	100,043,148	17,861,996	16,005,129
Robert J. Wills, Ph.D.	117,689,763	217,881	16,002,629

The Company’s Class III directors, Michael G. Carter, M.D., Ch.B., F.R.C.P. and J. R. Hyde, III, will each continue to serve on the Company’s Board of Directors until the Company’s 2016 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. The Company’s Class I director, Kenneth S. Robinson, M.D., M.Div., will continue to serve on the Company’s Board of Directors until the Company’s 2017 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(2)         Proposal to approve an amendment to GTx’s Restated Certificate of Incorporation to increase the number of authorized shares of GTx’s common stock from 200,000,000 shares to 400,000,000 shares. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
129,970,307	3,625,372	314,594	—

(3)         Proposal to approve a series of alternate amendments to GTx’s Restated Certificate of Incorporation to effect, at the discretion of the Board of Directors, a reverse stock split at a reverse stock split ratio ranging from one-for-five (1:5) and one-for-fifteen (1:15), inclusive, and a corresponding reduction in the total number of authorized shares of GTx’s common stock, as more specifically described in the Proxy Statement. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
130,944,622	2,124,535	841,116	—

(4)     Proposal to approve the amendment and restatement of the GTx, Inc. 2013 Equity Incentive Plan to increase the maximum number of shares of GTx’s common stock subject to appreciation and performance-based awards granted thereunder, as more specifically described in the Proxy Statement. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
116,328,892	1,541,708	38,044	16,001,629

(5)     Proposal to ratify the appointment of Ernst & Young LLP as GTx’s independent registered public accounting firm for the fiscal year ending December 31, 2015. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
133,685,393	186,780	38,100	—

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

GTx, Inc.

Date: May 11, 2015	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director of Accounting and Corporate Controller and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4+	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	—	—	—	—

3.5	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

10.1	Amended and Restated Employment Agreement dated February 12, 2015, between Registrant and Marc S. Hanover	10-K	000-50549	10.25	03/16/2015

10.2	2015 Compensation Information for Registrant’s Executive Officers	10-K	000-50549	10.35	03/16/2015

10.3	Non-Employee Director Compensation Policy of GTx, Inc., effective February 12, 2015	10-K	000-50549	10.39	03/16/2015

10.4+	Employment Agreement dated February 12, 2015, between Registrant and Robert J. Wills	—	—	—	—

10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	—	—	—	—

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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