Form 10-Q
period 2015-06-30
GTX INC /DE/
filed 2015-08-10
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, 140,374,112 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,323	$17,880
Short-term investments	25,111	31,415
Prepaid expenses and other current assets	1,856	856
Total current assets	41,290	50,151
Property and equipment, net	12	29
Intangible and other assets, net	558	471
Total assets	$41,860	$50,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$797	$512
Warrant liability	70,798	30,430
Accrued expenses and other current liabilities	1,573	1,850
Total current liabilities	73,168	32,792
Other long-term liabilities	—	30
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 400,000,000 shares and 200,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 140,374,112 and 140,325,643 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	140	140
Additional paid-in capital	513,659	512,460
Accumulated deficit	(545,107)	(494,771)
Total stockholders’ (deficit) equity	(31,308)	17,829
Total liabilities and stockholders’ equity	$41,860	$50,651

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Expenses:
Research and development expenses	$2,956	$7,894	$5,904	$14,254
General and administrative expenses	2,005	3,052	4,116	5,681
Total expenses	4,961	10,946	10,020	19,935
Loss from operations	(4,961)	(10,946)	(10,020)	(19,935)
Other income, net	25	2	52	4
Loss on change in fair value of warrant liability	(43,016)	—	(40,368)	—
Net loss	$(47,952)	$(10,944)	$(50,336)	$(19,931)

Net loss per share:
Basic and diluted	$(0.34)	$(0.15)	$(0.36)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	140,374,112	75,433,302	140,355,099	70,997,330

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(50,336)	$(19,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	40,368	—
Depreciation and amortization	29	65
Share-based compensation	1,141	3,951
Directors’ deferred compensation	58	63
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,095)	(1,062)
Accounts payable	285	184
Accrued expenses and other liabilities	(307)	(1,253)
Net cash used in operating activities	(9,857)	(17,983)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(4)
Purchase of short-term investments, held to maturity	(30,213)	(9,265)
Proceeds from maturities of short-term investments, held to maturity	36,517	3,385
Net cash provided by (used in) investing activities	6,300	(5,884)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	—	21,135
Tax payments related to shares withheld for vested restricted stock units	—	(617)
Payments on capital lease and financed equipment obligations	—	(2)
Net cash provided by financing activities	—	20,516
Net (decrease) increase in cash and cash equivalents	(3,557)	(3,351)
Cash and cash equivalents, beginning of period	17,880	14,529
Cash and cash equivalents, end of period	$14,323	$11,178

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where building lean body mass is important.  The Company announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive metastatic breast cancer who have previously responded to hormonal therapy.  The Company’s current strategy is focused on further development of enobosarm in two breast cancer indications targeting the androgen receptor.  The Company initiated a Phase 2 proof-of-concept clinical trial in the second quarter of 2015 designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer. The Company also plans to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. Additionally, the Company is evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from building muscle, such as Duchenne muscular dystrophy, which is a rare genetic disorder characterized by progressive muscle degeneration and weakness.

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

The Company is also developing GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, for the treatment of advanced prostate cancer.  The Company is presently conducting a Phase 2 clinical trial evaluating GTx-758 as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC.  The Company does not plan to dedicate further resources to this program after the conclusion of this Phase 2 clinical trial and is discussing this data with potential strategic partners to determine their interest in partnering or acquiring this asset, as well as the library of ER alpha agonist compounds.

The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements through the end of 2016, during which time it expects to obtain results from the patients enrolled in the first stage of each of its ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

(unaudited)

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 — Inputs that are unobservable for the asset or liability

Asset and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 included only the Company’s warrant liability of $70,798 and $30,430, respectively, which was classified within Level 3 of the hierarchy.  A loss of $43,016 and $40,368 related to the change in the fair value of the warrant liability was recognized during the three and six months ended June 30, 2015, respectively, as a non-cash loss in the Company’s condensed statement of operations.

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

At June 30, 2015 and December 31, 2014, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2015 and December 31, 2014, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2015 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$337	$950	$526	$2,330
General and administrative expenses	412	817	673	1,684
Total share-based compensation	$749	$1,767	$1,199	$4,014

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $27 and $31, respectively.  Share-based compensation expense recorded as general and administrative expense for the six months ended June 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $58 and $63, respectively.  As a result of the modification of the Company’s former chief executive officer’s options upon his resignation in April 2014, the Company recognized a one-time, noncash net compensation expense of $215, which was included in general and administrative expenses for the three and six months ended June 30, 2014.  This amount reflects the net of the aggregate incremental fair value associated with the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

modifications of $359, partially offset by the reversal of $144 of previously recognized share-based compensation expense for the Company’s former chief executive officer’s unvested options.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected price volatility	90.0%	86.5%	90.0%	86.5%
Risk-free interest rate	1.5%	2.3%	1.5%	2.3%
Weighted average expected life in years	6 years	6.9 years	6 years	6.9 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	8,104,434	$4.24
Options granted	360,000	0.76
Options expired	(152,100)	6.12
Options exercised	—	—
Options outstanding at June 30, 2015	8,312,334	4.05

During the six months ended June 30, 2015, the Company granted 7,700,000 RSUs to employees of which a portion of each award vests annually over a three year period from the date of grant.  The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.  The non-vested RSUs had a weighted average grant date fair value per share of $0.67.

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

Weighted average potential shares of common stock of 80,210,446 and 17,695,578 for the three months ended June 30, 2015 and 2014, respectively, and 81,645,772 and 14,267,924 for the six months ended June 30, 2015 and 2014, respectively, were excluded from the calculations of diluted loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for these periods.  The increase in the weighted average potential shares of common stock excluded from the calculation of diluted net loss per share increased from

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

the prior year due to the issuance of warrants under two Company financing transactions that occurred during the year ended December 31, 2014 and due to the issuance of RSUs during the first quarter of 2015.

4.              Stockholders’ Equity

Common Stock and Associated Warrant Liability

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  The warrants, however, contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  Due to the provision of the warrants that could require cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions.

The fair value of the warrants at June 30, 2015 of $70,798 was estimated using the Black-Scholes-Merton pricing valuation model with the following assumptions: expected volatility of 95%, risk-free interest rate of 1.3%, expected life of approximately 3.9 years and no dividends.  The fair value of the warrants at December 31, 2014 of $30,430 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 91%, risk-free interest rate of 1.5%, expected life of approximately 4.5 years and no dividends.  The increase in fair value from December 31, 2014 of $40,368 was recorded as a non-cash loss on the change in fair value of warrant liability in the Company’s condensed statement of operations. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of the warrant liability.

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

·                  the therapeutic and commercial potential of, and our ability to advance the development of, enobosarm and our SARD development program;

·                  the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;

·                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;

·                  the anticipated progress of our preclinical and clinical programs, including whether our ongoing and planned clinical trials will achieve clinically relevant results;

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

·                  our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

·                  our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a new class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions, such as Duchenne muscular dystrophy, or DMD, where building lean body mass is important.  In March 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those who do not respond or are resistant to current therapies.  We are also currently developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer.

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

We initiated a Phase 2 proof-of-concept clinical trial of enobosarm in the second quarter of 2015 designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC.  This open-label clinical trial, which utilizes a Simon’s two-stage clinical trial design, is designed to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at 16 weeks of treatment.  There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial will continue to enroll the second stage of the study. We also plan to initiate a second Phase 2 clinical trial in the third quarter of 2015 evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. This second planned open-label clinical trial, which will enroll patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed, will also utilize a Simon’s two-stage clinical trial design.  The trial is designed to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts.  One cohort will receive a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts.  If at least 3 of the 18 patients achieve clinical benefit in one or both cohorts, the trial will continue through the second stage for that cohort. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of each clinical trial, but our ability to enroll patients to the second stage of the clinical trials and complete these clinical trials will require us to seek sufficient additional funding.

We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from building muscle.  We are currently evaluating several SARM compounds in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare genetic disorder characterized by progressive muscle degeneration and weakness.  Based on the extensive SARM data from our preclinical and clinical development efforts, we are undertaking preclinical studies and have initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD.  Our evaluation of SARMs as a potential treatment for DMD is at a very early stage, and our ability to meaningfully advance preclinical development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including ARv7.  Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost.  In addition, most patients who initially respond to available treatments eventually progress due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at a very early stage.  We are currently preparing an appropriate development program for SARDs and are conducting research in collaboration with the University of Tennessee Health Science Center to select and optimize appropriate drug development candidates to move into the preclinical studies required to support initial clinical trials.  However, to advance preclinical development of our SARD program through the requisite preclinical studies to support initial human studies, we will require additional funding, which we may seek to obtain through the licensing, partnering or sale of certain other assets, including GTx-758 and its ER alpha agonist family of compounds, or through a strategic partnership or collaboration for the development and commercialization of SARDs.

We are also currently developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer.  We believe GTx-758 has the potential to reduce testosterone to levels lower than those attainable with androgen deprivation therapy, or ADT, alone while ameliorating estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or high risk non-metastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a greater than or equal to 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG and total and free testosterone levels in the study subjects.  In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss.  The Phase 2 clinical trial is designed to allow us to assess the safety and tolerability of GTx-758 in these subjects, including monitoring for venous thromboembolic events (blood clots), or VTEs.  We have completed enrollment of the clinical trial and all of the subjects have reached the primary endpoint assessment.  Both the 125 mg and 250 mg doses have demonstrated dose dependent increases from baseline in SHBG, reductions in free testosterone, and reductions in PSA, confirming the mechanism of action of the compound.  Improvements in bone turnover and hot flashes have likewise been observed.  To date, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction in patients enrolled in the 250 mg arm.  The final meeting of the independent Data Safety Monitoring Board occurred in June 2015 and did not identify any addressable safety issues with either dose.  The final efficacy and safety data will be presented at an appropriate scientific meeting and submitted for publication.  While we do not plan to dedicate any further resources to this program after the conclusion of our Phase 2 clinical trial, we are discussing this data with potential strategic partners to determine their interest in partnering or acquiring this asset, as well as the library of ER alpha agonist compounds.

Financial Highlights

Our net loss for the three months ended June 30, 2015 was $48.0 million.  The net loss for the three months ended June 30, 2015 included a non-cash loss of $43.0 million due to the revaluation of our warrant liability at June 30, 2015, which warrant liability resulted from the issuance of common stock and warrants in our November 2014 private placement discussed below. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At June 30, 2015, we had cash, cash equivalents and short-term investments of $39.4 million compared to $49.3 million at December 31, 2014.  On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses.  These warrants expired on March 6, 2015.  On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design.  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to initiate and complete the second stage of our ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing.  Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

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

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Initiated a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC in the second quarter of 2015.

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Plan to initiate a Phase 2 open-label clinical trial evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer in the third quarter of 2015.

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	Phase 2	All subjects have reached the primary endpoint assessment. Final efficacy and safety data to be presented at an appropriate scientific meeting and submitted for publication.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Research and development expenses	$337	$950	$526	$2,330
General and administrative expenses	412	817	673	1,684
Total share-based compensation	$749	$1,767	$1,199	$4,014

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $27,000 and $31,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the six months ended June 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $58,000 and $63,000, respectively.  At June 30, 2015, the total compensation cost related to non-vested stock options not yet recognized was approximately $3.9 million with a weighted average expense recognition period of 3.42 years. At June 30, 2015, the total compensation cost related to non-vested RSUs not yet recognized was approximately $4.4 million with a weighted average expense recognition period of 2.53 years.

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

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed		Three Months Ended June 30,		Six Months Ended June 30,
Indication	Program	2015	2014	2015	2014
		(in thousands)
Enobosarm
Treatment of women with AR positive TNBC (18 mg)	SARM	$1,052	$—	$2,233	$—

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	910	764	1,749	1,627

Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (3 mg)	SARM	—	5,790	—	9,777

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	458	1,227	1,013	2,689

Other research and development		536	113	909	161

Total research and development expenses		$2,956	$7,894	$5,904	$14,254

Research and development expenses decreased to $3.0 million for the three months ended June 30, 2015 from $7.9 million for the three months ended June 30, 2014.  Research and development expenses decreased to $5.9 million for the six months ended June 30, 2015 from $14.3 million for the six months ended June 30, 2014.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased for both the three and six months ended June 30, 2015 from the prior year comparable periods due to preparatory activities related to, and the initiation of, our Phase 2 clinical trial of enobosarm for the treatment of women with AR positive TNBC, which preparatory activities began in the fourth quarter of 2014.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer during the three and six months ended June 30, 2015 consisted of expenses for preparatory activities related to the Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer that we plan to initiate in the third quarter of 2015, for which preparatory activities began in the fourth quarter of 2014, as well as expenses related to our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  The prior year period consisted only of expenses related to our ongoing Phase 2 proof-of-concept clinical trial that began in the second quarter of 2013.

Research and development expenses for enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, decreased for both the three and six months ended June 30, 2015 from the prior year comparable periods.  As we previously announced in August 2013, data from our two Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function and the FDA will not accept a new drug application for enobosarm for this indication.  Additionally, we subsequently determined that data from the these Phase 3 clinical trials is not sufficient to support the filing and approval of a marketing authorization application, or MAA, by the European Medicines Agency without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg and we do not intend to submit a MAA in the absence of such confirmatory data.  Accordingly, in 2015 we have ceased spending on this indication. The three and six months ended June 30, 2014 included expenses for activities related to satisfying the prerequisites necessary for our then-planned regulatory submission in Europe for enobosarm 3 mg, including conducting seven Phase 1 clinical trials.

Research and development expenses related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the three and six months ended June 30, 2015 from the prior year comparable periods due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

Additionally, research and development expenses for each product candidate in the prior year included expenses related to cash bonuses and stock option and RSU grants made to the employees as part of our efforts to retain the essential employees continuing with us following the October 2013 workforce reduction.

“Other research and development” expenses for both the three and six months ended June 30, 2015 primarily include costs for drug stability and storage costs, research to identify one or more potential lead SARD compounds that could potentially be advanced into preclinical and clinical development, and activities related to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

General and Administrative Expenses

General and administrative expenses decreased 34% to $2.0 million for the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014.  General and administrative expenses decreased 28% to $4.1 million for the six months ended June 30, 2015 from $5.7 million for the six months ended June 30, 2014.  The decrease in both periods from the prior year periods was due primarily to expenses in the prior year period related to cash bonuses and stock option and RSU grants made to the employees as part of our efforts to retain the essential employees continuing with us following the October 2013 workforce reduction.  Additionally, insurance and legal fees have decreased for both periods from the prior year periods.

Loss on Change in Fair Value of Warrant Liability

We recognized a warrant liability due to certain provisions of the warrants we issued as part of the November 2014 private placement of common stock and warrants.  The warrants are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions.  The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our condensed statement of operations.

These warrants were revalued at fair value as of June 30, 2015 and the decrease in fair value of $43.0 million and $40.4 million for the three and six months ended June 30, 2015, respectively, was recorded as a non-cash loss on the change in fair value of warrant liability in the Company’s condensed statement of operations.

Liquidity and Capital Resources

At June 30, 2015, we had cash, cash equivalents and short-term investments of $39.4 million compared to $49.3 million at December 31, 2014.  Net cash used in operating activities was $9.9 million and $18.0 million for the six months ended June 30, 2015 and 2014, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $6.3 million for the six months ended June 30, 2015 and resulted from the maturities of short-term investments of $36.5 million offset by the purchase of short-term investments of $30.2 million.  Net cash used in investing activities was $5.9 million for the six months ended June 30, 2014 and resulted primarily from the purchase of short-term investments of $9.3 million offset by the maturities of short-term investments of $3.4 million.

Net cash provided by financing activities was $0 and $20.5 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities for the six months ended June 30, 2014 reflects proceeds from the issuance of common stock and warrants of $21.1 million, partially offset by $617,000 of tax payments related to shares withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of RSUs and payments of $2,000 on capital lease obligations.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design.  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to initiate and complete the second stage of our ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer.  In addition, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any.  Our future funding requirements will depend on many factors, including:

·                  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing, planned and any future clinical trials of our product candidates;

·                  the terms and timing of any potential collaborative, licensing and other strategic arrangements that we may establish;

·                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

·                  future clinical trial results;

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

We do not currently have any commitments for future external funding nor do we currently have any sources of revenue. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing.  In October 2013, following our announcement that our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to achieve the results required by the FDA for us to submit a new drug application for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds when needed, we may need to further reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm, GTx-758 and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. On April 13, 2015, we entered into a new office lease with respect to our current office space.  The new office lease term commenced on May 1, 2015 with a three year term ending on April 30, 2018. Operating lease obligations under the new office lease include aggregate future minimum payments of approximately $1.4 million.  Except with respect to the foregoing, there were no material changes during the second quarter of 2015 from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2015, we had an accumulated deficit of $545.1 million. Our net loss for the six months ended June 30, 2015 was $50.3 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a new drug application, or NDA, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership.  Moreover, our current strategy is focused on the further development of enobosarm for the treatment of patients with androgen receptor, or AR, positive advanced breast cancer.  However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage product candidates.  While we do not intend to commit additional internal resources for the development of GTx-758 once we have completed the efficacy and safety analysis of our ongoing Phase 2 clinical trial, our preclinical evaluation of our newly in-licensed selective androgen receptor degrader, or SARD, technology, as well as our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, will in each case require significant additional financial resources and personnel to continue our development of these programs.  Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain FDA or EMA approval, or any other regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design.  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to initiate and complete the second stage of our ongoing and planned open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer.  In addition, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

Our future funding requirements will depend on many factors, including:

·                  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing, planned and any future clinical trials of our product candidates;

·                  the terms and timing of any potential collaborative, licensing and other strategic arrangements that we may establish;

·                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

·                  future clinical trial results;

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

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our enobosarm, GTx-758 and/or our recently-licensed selective androgen receptor degrader, or SARD, programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the two enobosarm Phase 3 clinical trials to meet both of the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our planned development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our enobosarm, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.*

Our current strategy is focused on the further development of enobosarm for the treatment of patients with AR positive advanced breast cancer.  However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the significant risk of failure inherent in the development of early-stage product candidates. Moreover, we still have only limited data from our preclinical models of breast cancer and our ongoing Phase 2 proof-of-concept clinical trial of enobosarm in women with ER positive and AR positive metastatic breast cancer. As a result, we will need to conduct costly and time-consuming additional clinical trials of enobosarm for the treatment of patients with AR positive advanced breast cancer to determine whether enobosarm is an effective treatment for patients with advanced AR positive TNBC and ER positive and AR positive advanced breast cancer.

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our ongoing and planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer. Furthermore, the positive results from our ongoing Phase 2 proof-of-concept clinical trial of enobosarm in women with ER positive and AR positive metastatic breast cancer does not ensure that our ongoing or planned Phase 2 clinical trials will be successful or that any later trials will be successful.  A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with AR positive advanced breast cancer, or in developing any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

In addition, we do not currently have any further clinical development plans for GTx-758 and we do not in any event have sufficient funds to enable further clinical development of GTx-758.  Likewise, our evaluation of the recently-licensed SARD program is at a very early stage and any meaningful preclinical and clinical development of our SARD program, beyond identifying potential lead clinical compounds, will require us to obtain additional funding.  In addition, our evaluation of SARMs as a potential treatment for DMD is at a very early stage, and our ability to meaningfully advance preclinical development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.  Accordingly, our current strategy and near-term prospects are substantially dependent on the successful development of enobosarm for the treatment of patients with AR positive advanced breast cancer.

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

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether planned clinical trials will begin on time, or whether ongoing clinical trials will need to be modified or will be completed on schedule, if at all. For example, our ongoing and planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do.  In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

In three Phase 2 clinical trials of GTx-758, which we discontinued in February 2012, we observed venous thromboembolic events, or blood clots, in subjects treated with GTx-758 at the doses then being studied in these clinical trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®.  In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold, and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758.  In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758.  In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration-resistant prostate cancer, or CRPC.  Although our current Phase 2 clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other serious adverse events, or SAEs, in the current Phase 2 clinical trial. In this regard, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction, or MI, in patients enrolled in the 250 mg arm of our ongoing Phase 2 clinical trial of GTx-758, resulting in the discontinuation of both patients from active treatment, and we cannot assure you that we will not observe additional SAEs in this trial.  If an unacceptable incidence of VTEs, MIs, or other SAEs are observed in our current Phase 2 clinical trial of GTx-758, we may be required to abandon our development of GTx-758, in which case, we would not receive any return on our investment in that product candidate.

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm.  Lower levels of HDL could lead to increased risk of adverse cardiovascular events. In addition, in our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage was assessed as possibly related to enobosarm.  Although doses up to 30 mg have been evaluated in short duration studies, doses of 9 mg and 18 mg currently being tested in our Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.  Although no evidence of virilization has been seen to date with any dose of enobosarm, higher doses for longer duration may increase the risk of hair growth and masculinization in some women.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development.  Moreover, the ongoing and planned Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. In addition, we do not plan to dedicate further resources to GTx-758 after the conclusion of our ongoing Phase 2 clinical trial of GTx-758 and while we are currently determining third party interest in partnering or acquiring this asset and other preclinical ER alpha agonist compounds, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in GTx-758.  Likewise, any meaningful preclinical development, beyond identifying potential lead clinical compounds, of our SARD program will require us to obtain additional funding.  In addition, our ability to meaningfully advance preclinical development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

The health care reform legislation has been subject to political and judicial challenge.  In 2012, the Supreme Court considered the constitutionality of certain provisions of the law.  The court upheld as constitutional the mandate for individuals to obtain health insurance but held that the provision allowing the federal government to withhold certain Medicaid funds to states that do not expand state Medicaid programs was unconstitutional.  In 2015, the Court considered whether the health care reform legislation provided for tax credits to low income individuals purchasing health insurance through health insurance exchanges (essentially entities established for the comparison and purchase of health insurance) only if the health insurance exchange had been established by a state (rather than the federal government).  The Court held that the law should be interpreted to allow for tax credits regardless of whether the health insurance was purchased through an exchange operated by a state or the federal government. There may be additional judicial challenges to the law in the future and the success and impact of those challenges remains uncertain.  Regardless of the various judicial rulings, political challenges to the law and its application may continue and it is not possible to predict the impact of such challenges.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  We plan to advance the development of enobosarm for the treatment of patients with AR positive advanced breast cancer.  To our knowledge, no other SARMs are currently in development for this indication; although SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future.  For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals and Zytiga® being developed by Janssen Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. Additionally, we initiated a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy.  However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 being developed by Novartis), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.  We also plan to explore the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including drisapersen by Biomarin Pharmaceutical Inc., eteplirsen by Sarepta Therapeutics Inc., and PTC 124 by PTC Therapeutics Inc., who have all filed new drug applications with the FDA.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone, and has received fast track designation by FDA.  Marathon Pharmaceuticals LLC has an ongoing Phase 3 trial with a glucocorticoid, deflazacort, which has fast track designation.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. In addition, Akashi Therapeutics is developing two compounds for DMD, including a SARM which will be entering a Phase 2 study in healthy volunteers.  Other companies may advance compounds into clinical development for DMD.

We are developing GTx-758 for secondary hormonal therapy in men with CRPC.  There are various products approved or under clinical development to treat men with advanced prostate cancer who have metastatic CRPC which may compete with GTx-758.  Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer.  Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy.  Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of ODM-201 in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic

CRPC prior to chemotherapy.

We recently announced that we have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of AR for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive CRPC.  We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Drugs in development having potentially similar mechanisms of action to our SARD compounds include Androscience Corporation’s androgen receptor degrader enhancer, or ARD, currently in development for acne and alopecia with the potential for development in prostate cancer.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds, as set forth above in the paragraph relating to GTx-758.  Additionally, it has been reported that two other companies are developing drugs to treat men with CRPC who are resistant to current therapies: Tokai Pharmaceuticals is developing TOK-001 (Galeterone) with a principal mechanism of action as a CYP17 lyase inhibitor and AR antagonist and Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.

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

We have recently had significant changes in executive leadership, and more could occur. Effective December 31, 2013, Mark Mosteller resigned as our Chief Financial Officer. In connection with Mr. Mosteller’s resignation, Marc S. Hanover, who was then serving as our President and Chief Operating Officer, was appointed as our acting principal financial officer and Jason T. Shackelford, who was then serving as our Corporate Controller and Director of Accounting, was appointed as our principal accounting officer.  On April 3, 2014, Mitchell S. Steiner resigned as our Vice Chairman and Chief Executive Officer. On April 3, 2014, Mr. Hanover was appointed as our interim Chief Executive Officer and on February 12, 2015, Mr. Hanover was appointed as our permanent Chief Executive Officer. Upon the appointment of Mr. Hanover as interim Chief Executive Officer, Mr. Hanover ceased to perform the duties of our principal financial officer, which duties were assigned to Mr. Shackelford.  Additionally, James T. Dalton, our former Chief Scientific Officer, resigned effective August 31, 2014.  Finally, on March 2, 2015, Robert J. Wills was appointed as our Executive Chairman and effective July 13, 2015, Diane C. Young joined us as our Vice President, Chief Medical Officer.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from our ongoing, planned and potential future clinical trials involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential, proprietary or protected health information, we could incur liability and the development of our product candidates could be delayed.  In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause delays in our research and development work and could otherwise adversely affect our business.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 28 employees remained as employees of GTx as of June 30, 2015.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

As of June 30, 2015, we had only 28 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

Future growth, if any, will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the market price for our common stock has varied between a high of $1.59 on June 22, 2015 and a low of $0.41 on October 14, 2014 in the twelve-month period ended June 30, 2015. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

·                  delays in the initiation, enrollment and/or completion of our ongoing, planned and any future clinical trials of enobosarm and GTx-758, or negative, inconclusive or mixed results reported in any of our ongoing, planned and any future clinical trials of enobosarm and GTx-758;

·                  our ability to raise additional capital in the future to carry through with our preclinical and clinical development plans, including to initiate and complete the second stage of our ongoing and planned Phase 2 clinical trials of enobosarm, as well as our current and future operations, and the terms of any related financing arrangements;

·                  reports of unacceptable incidences of adverse events observed in any of our ongoing and planned clinical trials of enobosarm and GTx-758;

·                  announcements regarding further cost-cutting initiatives or restructurings;

·                  uncertainties created by our past and potential future management turnover;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of June 30, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 75.7% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 35.9% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on October 2, 2014, we received a letter from NASDAQ notifying us that we were out of compliance with the Bid Price Requirement.  In connection with this notification, we requested and, on March 16, 2015 received approval from NASDAQ, to transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market. On April 1, 2015, we were afforded an additional 180-day grace period, or through September 28, 2015, to comply with the Bid Price Requirement. While the bid price of our common stock exceeded $1.00 for at least ten consecutive business days during this additional grace period and we are therefore currently in compliance with the Bid Price Requirement, if the closing bid price of our common stock were again to fall below $1.00 per share for 30 consecutive trading days, or we do not meet other applicable listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, we would again fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2015, the average daily trading volume of our common stock on The NASDAQ Global Market was 200,735 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2015, we had 140,374,112 shares of common stock outstanding.  In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

In November 2014, we completed a private placement 64.3 million shares of our common stock and warrants to purchase 64.3 million shares of our common stock. Similarly, in March 2014 we completed a private placement of 12.0 million shares of our common stock and warrants to purchase 10.2 million shares of our common stock. Pursuant to the terms of a registration rights agreement we entered into in connection with the March 2014 private placement, we filed a registration statement under the Securities Act registering the resale of the 12.0 million shares of common stock we issued to the investors in the March 2014 private placement, which include J.R. Hyde, III, our largest stockholder, as well as the 10.2 million shares of common stock underlying the warrants we issued to those investors.  Likewise, pursuant to the terms of the securities purchase agreement we entered into in connection with the November 2014 private placement, we filed registration statements under the Securities Act registering the resale of the 64.3 million shares of common stock we issued to the investors in the November 2014 private placement, which included J.R. Hyde, III, as well as the additional 64.3 million shares of common stock subject to the warrants we issued to the investors in the November 2014 private placement. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 7.9 million shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our 2014 private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

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

GTx, Inc.

Date: August 10, 2015	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director of Accounting and Corporate Controller and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5	—	—	—	—
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.8	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
10.1+	Lease agreement, dated April 13, 2015, between Registrant and Hertz Memphis Three LLC	—	—	—	—
31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—
32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—
101.INS+	XBRL Instance Document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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