Form 10-Q
period 2015-09-30
GTX INC /DE/
filed 2015-11-09
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, 140,374,112 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,797	$17,880
Short-term investments	22,663	31,415
Prepaid expenses and other current assets	2,458	856
Total current assets	36,918	50,151
Property and equipment, net	8	29
Intangible and other assets, net	852	471
Total assets	$37,778	$50,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184	$512
Warrant liability	30,078	30,430
Accrued expenses and other current liabilities	3,204	1,850
Total current liabilities	33,466	32,792
Other long-term liabilities	—	30
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 400,000,000 shares and 200,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 140,374,112 and 140,325,643 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	140	140
Additional paid-in capital	514,413	512,460
Accumulated deficit	(510,241)	(494,771)
Total stockholders’ equity	4,312	17,829
Total liabilities and stockholders’ equity	$37,778	$50,651

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Expenses:
Research and development expenses	$3,824	$3,362	$9,728	$17,616
General and administrative expenses	2,039	1,594	6,155	7,275
Total expenses	5,863	4,956	15,883	24,891
Loss from operations	(5,863)	(4,956)	(15,883)	(24,891)
Other income, net	9	21	61	25
Gain on change in fair value of warrant liability	40,720	—	352	—
Net income (loss)	$34,866	$(4,935)	$(15,470)	$(24,866)

Net income (loss) per share:
Basic	$0.25	$(0.06)	$(0.11)	$(0.34)
Diluted	$(0.04)	$(0.06)	$(0.11)	$(0.34)

Weighted average shares outstanding:
Basic	140,374,112	76,014,531	140,361,507	72,688,108
Diluted	154,852,127	76,014,531	140,361,507	72,688,108

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,470)	$(24,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrant liability	(352)	—
Depreciation and amortization	36	86
Share-based compensation	1,868	4,186
Directors’ deferred compensation	85	94
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,994)	(679)
Accounts payable	(328)	(629)
Accrued expenses and other liabilities	1,324	(1,890)
Net cash used in operating activities	(14,831)	(23,698)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(5)
Purchase of short-term investments, held to maturity	(40,219)	(10,490)
Proceeds from maturities of short-term investments, held to maturity	48,971	8,775
Net cash provided by (used in) investing activities	8,748	(1,720)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	—	21,135
Tax payments related to shares withheld for vested restricted stock units	—	(617)
Payments on capital lease and financed equipment obligations	—	(2)
Net cash provided by financing activities	—	20,516
Net decrease in cash and cash equivalents	(6,083)	(4,902)
Cash and cash equivalents, beginning of period	17,880	14,529
Cash and cash equivalents, end of period	$11,797	$9,627

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a new class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where increasing muscle mass is important.  The Company announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive metastatic breast cancer who have previously responded to hormonal therapy.  The Company recently commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer. The Company also commenced enrollment during the third quarter of 2015 in a Phase 2 clinical trial evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer. Additionally, the Company is evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence and Duchenne muscular dystrophy.

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

The Company is also developing GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, for the treatment of advanced prostate cancer.  The Company is presently conducting a Phase 2 clinical trial evaluating GTx-758 as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC.  The Company does not plan to dedicate further resources to this program after the conclusion of this Phase 2 clinical trial and is discussing this data with potential strategic partners to determine their interest in partnering or acquiring this asset, as well as the Company’s library of ER alpha agonist compounds.

The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements through the end of 2016, during which time it expects to obtain results from the patients enrolled in the first stage of each of its ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and from its planned Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with stress urinary incontinence.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions. Upon the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s balance sheet and no further adjustment to the fair value would be made in subsequent periods. See Note 4, Stockholders’ Equity, for further information regarding these warrants and the Company’s valuation of the warrant liability.

Fair Value of Financial Instruments and Warrant Liability

The carrying amounts of the Company’s financial instruments (which include cash, cash equivalents, short-term investments, and accounts payable) and its warrant liability approximate their fair values.  The fair value of the warrant liability is estimated using the Black-Scholes Model.  See Note 4, Stockholders’ Equity, for additional disclosure on the valuation methodology and significant assumptions.  The Company’s financial assets and liabilities are classified within a three-level fair value hierarchy that prioritizes the inputs used to measure fair value, which is defined as follows:

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

(unaudited)

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 — Inputs that are unobservable for the asset or liability

Asset and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 included only the Company’s warrant liability of $30,078 and $30,430, respectively, which was classified within Level 3 of the hierarchy.  A gain of $40,720 and $352 related to the change in the fair value of the warrant liability was recognized during the three and nine months ended September 30, 2015, respectively, as a non-cash gain in the Company’s condensed statement of operations.

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

At September 30, 2015 and December 31, 2014, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at September 30, 2015 and December 31, 2014, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 9 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2015 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expenses	$331	$89	$857	$2,419
General and administrative expenses	423	177	1,096	1,861
Total share-based compensation	$754	$266	$1,953	$4,280

Share-based compensation expense recorded as general and administrative expense for the three months ended September 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $27 and $31, respectively.  Share-based compensation expense recorded as general and administrative expense for the nine months ended September 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $85 and $94, respectively.  As a result of the modification of the Company’s former chief executive officer’s options upon his resignation in April 2014, the Company recognized a one-time, noncash net compensation expense of $215, which was included in general and administrative expenses for the nine months ended September 30, 2014.  This amount reflects the net of the aggregate incremental fair value associated with the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

modifications of $359, partially offset by the reversal of $144 of previously recognized share-based compensation expense for the Company’s former chief executive officer’s unvested options.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected price volatility	88.1%	86.6%	89.6%	86.5%
Risk-free interest rate	2.1%	2.1%	1.6%	2.3%
Weighted average expected life in years	7.0 years	7.0 years	6.0 years	6.9 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	8,104,434	$4.24
Options granted	365,000	0.77
Options expired	(202,100)	7.29
Options exercised	—	—
Options outstanding at September 30, 2015	8,267,334	4.01

During the nine months ended September 30, 2015, the Company granted 8,200,000 RSUs to employees of which a portion of each award vests annually over a three year period from the date of grant.  The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.  The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of RSUs granted that are expected to be forfeited or canceled before becoming fully vested. The non-vested RSUs had a weighted average grant date fair value per share of $0.72.

3.     Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.  The calculation of diluted income (loss) per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such warrants are dilutive to income (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrant liability for the period.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table sets forth the computation of the Company’s net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per share
Numerator:

Net income (loss) — basic	$34,866	$(4,935)	$(15,470)	$(24,866)
Adjustments for the gain on change in fair value of the warrant liability	(40,720)	—	—	—
Net income (loss) — diluted	(5,854)	(4,935)	(15,470)	(24,866)

Denominator:
Weighted average shares outstanding — basic	140,374,112	76,014,531	140,361,507	72,688,108
Dilutive warrants	11,955,547	—	—	—
Dilutive restricted stock units	2,499,629	—	—	—
Dilutive stock options	22,839	—	—	—
Weighted average shares outstanding — diluted	154,852,127	76,014,531	140,361,507	72,688,108

Net income (loss) per share:
Basic	$0.25	$(0.06)	$(0.11)	$(0.34)
Diluted	$(0.04)	$(0.06)	$(0.11)	$(0.34)

Weighted average shares outstanding:
Basic	140,374,112	76,014,531	140,361,507	72,688,108
Diluted	154,852,127	76,014,531	140,361,507	72,688,108

Weighted average potential shares of common stock of 8,609,193 and 18,395,096 for the three months ended September 30, 2015 and 2014, respectively, and 81,364,457 and 15,658,766 for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the calculations of diluted income (loss) per share as inclusion of the potential shares would have had an anti-dilutive effect on the net income (loss) per share for these periods.  The number of weighted average potential shares of common stock excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2015 increased from the prior year due to the issuance of warrants under two Company financing transactions that occurred during the year ended December 31, 2014 and due to the issuance of RSUs during the first quarter of 2015.

4.              Stockholders’ Equity

Common Stock and Associated Warrant Liability

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors.  The net proceeds from the private placement were allocated to the common stock and warrants based

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  The warrants, however, contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes Model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  Due to the provision of the warrants that could require cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants or the expiration of the provision on December 31, 2016 that could require cash settlement upon certain change of control transactions.

The fair value of the warrants at September 30, 2015 of $30,078 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 94%, risk-free interest rate of 1.0%, expected life of approximately 3.6 years and no dividends.  The fair value of the warrants at December 31, 2014 of $30,430 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 91%, risk-free interest rate of 1.5%, expected life of approximately 4.5 years and no dividends.  The decrease in fair value from December 31, 2014 of $352 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s condensed statement of operations. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of the warrant liability.

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a new class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD.  In March 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond or are resistant to current therapies.  We are also currently developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer.

Business Highlights

Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 23 completed or ongoing clinical trials, including in five Phase 2 and two Phase 3 clinical trials, enrolling over 1,500 subjects, of which approximately 1,000 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds.  We announced during the second quarter of 2014 positive results from an ongoing Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg oral daily for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy.  Based on the positive results of the Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we believe enobosarm has the potential to be an effective treatment alternative with a favorable side effect profile for women with ER positive and AR positive advanced breast cancer, as well as for women with advanced AR positive triple-negative breast cancer, or TNBC.

During the fourth quarter of 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC.  This open-label, multinational clinical trial, which utilizes a Simon’s two-stage clinical trial design, is designed to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at 16 weeks of treatment.  There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial will continue to enroll the second stage of the study. During the third quarter of 2015, we commenced enrollment in a Phase 2 clinical trial evaluating enobosarm in patients with metastatic or locally advanced ER positive and AR positive breast cancer. This open-label, multinational clinical trial, which is enrolling patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed, will also utilize a Simon’s two-stage clinical trial design.  The trial is designed to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts.  One cohort will receive a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts.  If at least 3 of the 18 patients achieve clinical benefit in one or both cohorts, the trial will continue through the second stage for that cohort. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of each clinical trial, but our ability to enroll patients to the second stage and complete both of these clinical trials will require us to seek sufficient additional funding.

We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  We plan to conduct, using our current resources, a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This will be the first clinical trial to evaluate a SARM for the treatment of SUI.  SUI refers to the unintentional leakage of urine during activities that increase abdominal pressure such as coughing, sneezing or physical exercise and is the most common type of incontinence suffered by women, affecting up to 35 percent of adult women.  The rationale for evaluating enobosarm as a treatment for SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass following treatment with our SARM compounds, including enobosarm, as well as safety data from enobosarm clinical trials involving more than 1,000 subjects treated with enobosarm.  In October 2015, we announced the U.S. Food and Drug Administration, or FDA, has accepted our investigational new drug application for a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  We plan to initiate this clinical trial in the first quarter of 2016 and anticipate top-line data by the end of 2016.  We are also currently evaluating several SARM compounds in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare genetic disorder characterized by progressive muscle degeneration and weakness.  Based on the extensive SARM data from our preclinical and clinical development efforts, we are undertaking preclinical studies and have initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD.  Our evaluation of SARMs as a potential treatment for DMD is at a very early stage, and our ability to meaningfully advance preclinical development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7.  Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost.  In addition, most patients who initially respond to available treatments eventually progress due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at a very early stage.  We are currently preparing an appropriate development program for SARDs and are conducting research in collaboration with the University of Tennessee Health Science Center to select and optimize appropriate drug development candidates to move into the preclinical studies required to support initial clinical trials.  However, to advance preclinical development of our SARD program through the requisite preclinical studies to support initial human studies, we will require additional funding, which we may seek to obtain through the licensing, partnering or sale of certain other assets, including GTx-758 and its ER alpha agonist family of compounds, or through a strategic partnership or collaboration for the development and commercialization of SARDs.

We are also currently developing GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, for the treatment of advanced prostate cancer.  We believe GTx-758 has the potential to reduce free testosterone to levels lower than those attainable with androgen deprivation therapy, or ADT, alone while ameliorating estrogen deficiency side effects, such as bone loss and hot flashes, which are common with current androgen deprivation therapies for prostate cancer.

We are currently conducting a Phase 2 open-label clinical trial in men who have developed metastatic or high risk non-metastatic CRPC while on ADT.  GTx-758 has previously demonstrated the ability to increase the production of a protein called sex hormone binding globulin, or SHBG, that binds testosterone and thereby reduces free testosterone.  By reducing free testosterone, we believe serum prostate specific antigen, or PSA, will be reduced in men with CRPC.  The primary endpoint of the current Phase 2 clinical trial is the proportion of subjects with a greater than or equal to 50% decline from baseline in serum PSA by day 90. Other key endpoints include serum SHBG and total and free testosterone levels in the study subjects.  In addition, the clinical trial is evaluating the ability of GTx-758 to treat certain estrogen deficiency side effects associated with luteinizing hormone releasing hormone agonists such as hot flashes and bone loss.  The Phase 2 clinical trial is designed to allow us to assess the safety and tolerability of GTx-758 in these subjects, including monitoring for venous thromboembolic events (blood clots), or VTEs.  We have completed enrollment of the clinical trial and all of the subjects have reached the primary endpoint assessment.  Both the 125 mg and 250 mg doses have demonstrated dose dependent increases from baseline in SHBG, reductions in free testosterone, and reductions in PSA, confirming the mechanism of action of the compound.  In the cohort receiving the 125 mg dose, 11% of the patients met the primary endpoint, whereas in the cohort receiving the 250 mg dose, 26% of the patients met the primary endpoint.  Improvements in bone turnover and hot flashes have likewise been observed.  To date, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction in patients enrolled in the 250 mg arm.  The final meeting of the independent Data Safety Monitoring Board occurred in June 2015 and did not identify any addressable safety issues with either dose.  The final efficacy and safety data will be presented at an appropriate scientific meeting and submitted for publication.  While we do not plan to dedicate any further resources to this program after the conclusion of our Phase 2 clinical trial, we are discussing this data with potential strategic partners to determine their interest in partnering or acquiring this asset, as well as our library of ER alpha agonist compounds.

Financial Highlights

Our net income for the three months ended September 30, 2015 was $34.9 million.  The net income for the three months ended September 30, 2015 resulted from a non-cash gain of $40.7 million due to the revaluation of our warrant liability at September 30, 2015, which warrant liability resulted from the issuance of common stock and warrants in our November 2014 private placement discussed below. Our operating loss for the three months ended September 30, 2015 was $5.8 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At September 30, 2015, we had cash, cash equivalents and short-term investments of $34.5 million compared to $49.3 million at December 31, 2014.  On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses.  These warrants expired on March 6, 2015.  On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design, as well as the results from our planned Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI.  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing.  Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our POWER 1 and POWER 2 Phase 3 clinical trials of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARMs, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

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

We expect that our research and development expenses for fiscal year 2015 will decrease as compared to fiscal year 2014 as the prior year included employee retention expenses designed to retain essential employees continuing with us following our October 2013 workforce reduction.

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Candidates

The following table identifies the development phase and status for each of our clinical product candidates:

Product Candidate/ Proposed Indication	Program	Clinical Development Phase	Status

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 open-label clinical trial evaluating enobosarm in patients with ER positive and AR positive advanced breast cancer.

Enobosarm
Treatment of postmenopausal women with SUI (3mg)	SARM	Phase 2	Plan to initiate a Phase 2 proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI in the first quarter of 2016.

GTx-758 Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	Phase 2

All subjects have reached the primary endpoint assessment. Final efficacy and safety data to be presented at an appropriate scientific meeting and submitted for publication. No further development planned.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

Share-based compensation also includes restricted stock units, or RSUs, granted to employees.  We estimate the fair value of RSUs using the closing price of our stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of RSUs that are expected to be forfeited or canceled before becoming fully vested.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Research and development expenses	$331	$89	$857	$2,419
General and administrative expenses	423	177	1,096	1,861
Total share-based compensation	$754	$266	$1,953	$4,280

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended September 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $27,000 and $31,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the nine months ended September 30, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $85,000 and $94,000, respectively.  At September 30, 2015, the total compensation cost related to non-vested stock options not yet recognized was approximately $3.6 million with a weighted average expense recognition period of 3.17 years. At September 30, 2015, the total compensation cost related to non-vested RSUs not yet recognized was approximately $4.6 million with a weighted average expense recognition period of 2.3 years.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed		Three Months Ended September 30,		Nine Months Ended September 30,
Indication	Program	2015	2014	2015	2014
		(in thousands)
Enobosarm
Treatment of women with AR positive TNBC (18 mg)	SARM	$1,312	$—	$3,544	$—

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	1,578	635	3,327	2,262

Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (3 mg)	SARM	—	1,909	—	11,686

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	358	782	1,371	3,471

Other research and development		576	36	1,486	197

Total research and development expenses		$3,824	$3,362	$9,728	$17,616

Research and development expenses increased to $3.8 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014.  Research and development expenses decreased to $9.7 million for the nine months ended September 30, 2015 from $17.6 million for the nine months ended September 30, 2014.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased for both the three and nine months ended September 30, 2015 from the prior year comparable periods due to preparatory activities related to, and the initiation of, our Phase 2 proof-of-concept clinical trial of enobosarm for the treatment of women with AR positive TNBC, which preparatory activities began in the fourth quarter of 2014.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer during the three and nine months ended September 30, 2015 consisted of expenses for preparatory activities related to, and the initiation of, the Phase 2 clinical trial evaluating enobosarm 9 mg and 18 mg for the treatment of women with ER positive and AR positive advanced breast cancer, which preparatory activities began in the fourth quarter of 2014, as well as expenses related to our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.  The prior year period consisted only of expenses related to our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg that began in the second quarter of 2013.

Research and development expenses for enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC decreased for both the three and nine months ended September 30, 2015 from the prior year comparable periods.  As we previously announced in August 2013, data from our two POWER Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, and the FDA will not accept a new drug application for enobosarm for this indication.  Additionally, we subsequently determined that data from the POWER trials is not sufficient to support the filing and approval of a marketing authorization application, or MAA, by the European Medicines Agency without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg and we do not intend to submit a MAA in the absence of such confirmatory data.  Accordingly, in 2015 we ceased spending on this indication. The three and nine months ended September 30, 2014 included expenses for activities related to satisfying the prerequisites necessary for our then-planned regulatory submission in Europe for enobosarm 3 mg, including conducting seven Phase 1 clinical trials.

Research and development expenses related to our ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the three and nine months ended September 30, 2015 from the prior year comparable periods due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

Additionally, research and development expenses for each product candidate in the nine months ended September 30, 2014 included expenses related to cash bonuses and stock option and RSU grants made to employees as part of our efforts to retain essential employees continuing with us following our October 2013 workforce reduction.

“Other research and development” expenses for both the three and nine months ended September 30, 2015 primarily include costs for research to identify one or more potential lead SARD compounds that could potentially be advanced into preclinical and clinical development and activities related to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

General and Administrative Expenses

General and administrative expenses increased 28% to $2.0 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014.  General and administrative expenses decreased 15% to $6.2 million for the nine months ended September 30, 2015 from $7.3 million for the nine months ended September 30, 2014.  The increase for the three months ended September 30, 2015 from the prior year period was due primarily to RSU grants made to employees in February 2015.  The decrease from the nine months ended September 30, 2015 was due primarily to expenses in the prior year period related to cash bonuses and stock option and RSU grants made to the employees as part of our efforts to retain essential employees continuing with us following our October 2013 workforce reduction.  Additionally, insurance and legal fees have decreased for both periods from the prior year periods.

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

These warrants were revalued at fair value as of September 30, 2015 and the decrease in fair value of $40.7 million and $352,000 for the three and nine months ended September 30, 2015, respectively, was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s condensed statement of operations.

Liquidity and Capital Resources

At September 30, 2015, we had cash, cash equivalents and short-term investments of $34.5 million compared to $49.3 million at December 31, 2014.  Net cash used in operating activities was $14.8 million and $23.7 million for the nine months ended September 30, 2015 and 2014, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2015 and resulted from the maturities of short-term investments of $49.0 million offset by the purchase of short-term investments of $40.2 million.  Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2014 and resulted primarily from the purchase of short-term investments of $10.5 million offset by the maturities of short-term investments of $8.8 million.

Net cash provided by financing activities was $0 and $20.5 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014 reflects proceeds from the issuance of common stock and warrants of $21.1 million, partially offset by $617,000 of tax payments related to shares withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of RSUs and payments of $2,000 on capital lease obligations.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design, as well as the results from our planned Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI.  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

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

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs, GTx-758 and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARMs, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. On April 13, 2015, we entered into a new office lease with respect to our current office space.  The new office lease term commenced on May 1, 2015 with a three year term ending on April 30, 2018. Operating lease obligations under the new office lease include aggregate future minimum payments of approximately $1.4 million.  There were no material changes during the third quarter of 2015 from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of September 30, 2015, we had an accumulated deficit of $510.2 million. Our net loss for the nine months ended September 30, 2015 was $15.5 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidates, enobosarm (GTx-024) and GTx-758 (Capesaris®), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for these product candidates and to develop them into commercially viable products.  A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a new drug application, or NDA, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not currently include further development of enobosarm for this indication in the U.S. or in Europe unless such development is part of a collaborative arrangement or strategic partnership.  Moreover, our current strategy is focused on the further development of enobosarm for the treatment of patients with androgen receptor, or AR, positive advanced breast cancer.  However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage product candidates.  While we do not intend to commit additional internal resources for the development of GTx-758 once we have completed the efficacy and safety analysis of our ongoing Phase 2 clinical trial, our preclinical evaluation of our newly in-licensed selective androgen receptor degrader, or SARD, technology, our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, and our planned clinical evaluation of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI, will in each case require significant additional financial resources and personnel to continue our development of these programs.  Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we and/or any potential collaborators are unable to develop and commercialize SARMs, GTx-758, or SARD technology, if development is further delayed or is eliminated, or if sales revenue from SARMs, GTx-758, or SARD technology upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

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

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon,

will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design, as well as the results from our planned Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI.  While we estimate that our current cash, cash equivalents and short-term investments are sufficient to fund our operations through 2016, we will need to obtain substantial additional funding to initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and to otherwise conduct additional studies required of us to seek regulatory approval for enobosarm in patients with AR positive advanced breast cancer. In addition, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development and/or to meaningfully advance the preclinical development of the licensed SARD program, beyond identifying potential lead clinical compounds, we would need to obtain additional funding for such development, either through a financing, a strategic sale or licensing of assets, or by entering into collaborative arrangements or partnerships with third parties for such further development.

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

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs, GTx-758 and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available when we need them, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, including our SARMs, GTx-758, or SARD programs, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and our prospects.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.*

Our current strategy is focused on the further development of SARMs.  However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the significant risk of failure inherent in the development of early-stage product candidates. Moreover, we still have only limited data from our preclinical models of breast cancer and our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9mg in women with ER positive and AR positive metastatic breast cancer. As a result, we will need to conduct costly and time-consuming additional clinical trials of enobosarm for the treatment of patients with AR positive advanced breast cancer to determine whether enobosarm is an effective treatment for patients with advanced AR positive TNBC and ER positive and AR positive advanced breast cancer.

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer. Furthermore, the positive results from our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9mg in women with ER positive and AR positive metastatic breast cancer does not ensure that our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer will be successful or that any later trials will be successful.  A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with AR positive advanced breast cancer, or in developing any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

In addition, we do not currently have any further clinical development plans for GTx-758 and we do not in any event have sufficient funds to enable further clinical development of GTx-758.  Likewise, our evaluation of the recently-licensed SARD program is at a very early stage and any meaningful preclinical and clinical development of our SARD program, beyond identifying potential lead clinical compounds, will require us to obtain additional funding.  In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at a very early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding.  Accordingly, our current strategy and near-term prospects are substantially dependent on the successful development of enobosarm for the treatment of patients with AR positive advanced breast cancer.

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

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether planned clinical trials will begin on time, or whether ongoing clinical trials will need to be modified or will be completed on schedule, if at all. For example, our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do.  In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm.  Lower levels of HDL could lead to increased risk of adverse cardiovascular events. In addition, in our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage was assessed as possibly related to enobosarm.  Although doses up to 30 mg have been evaluated in short duration studies, doses of 9 mg and 18 mg currently being tested in our ongoing Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.  Although no evidence of virilization has been seen to date with any dose of enobosarm, higher doses for longer duration may increase the risk of hair growth and masculinization in some women.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing and currently-planned clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development.  Moreover, the ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. In addition, we do not plan to dedicate further resources to GTx-758 after the conclusion of our ongoing Phase 2 clinical trial of GTx-758 and while we are currently determining third party interest in partnering or acquiring this asset and other preclinical ER alpha agonist compounds, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in GTx-758.   Likewise, any meaningful preclinical development, beyond identifying potential lead clinical compounds, of our SARD program will require us to obtain additional funding.  In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at a very early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding.  If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  We plan to advance the development of enobosarm for the treatment of patients with AR positive advanced breast cancer.  To our knowledge, no other SARMs are currently in development for this indication; although SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future.  For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. Additionally, we initiated a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy.  However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 being developed by Novartis), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

We recently announced plans to initiate a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral agents approved for the treatment of SUI.  Behavioral modification and pelvic floor physical therapy are common initial treatment approaches.  Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed.  Recently, an over-the-counter vaginal pessary (Impressa® marketed Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI.  Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

We also plan to explore the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including drisapersen by Biomarin Pharmaceutical Inc., eteplirsen by Sarepta Therapeutics Inc., and PTC 124 by PTC Therapeutics Inc., who have all filed new drug applications with the FDA.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone, and has received fast track designation by FDA.  Marathon Pharmaceuticals LLC has completed a Phase 3 trial with a glucocorticoid, deflazacort, which has fast track designation.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. In addition, Akashi Therapeutics is developing two compounds for DMD, including a SARM which will be entering a Phase 2 study in healthy volunteers.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide, and plans to start a Phase 2 study in DMD patients in 2016.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor, and plans to start a

Phase 2 study this year.  Other companies may advance compounds into clinical development for DMD.

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

We recently announced that we have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of AR for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive CRPC.  We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-330, a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other, in preclinical development for application to advanced prostate cancer and  Androscience Corporation’s androgen receptor degrader enhancer, or ARD, currently in development for acne and alopecia with the potential for development in prostate cancer.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds, as set forth above in the paragraph relating to GTx-758.  Additionally, it has been reported that two other companies are developing drugs to treat men with CRPC who are resistant to current therapies: Tokai Pharmaceuticals is developing TOK-001 (Galeterone) with a principal mechanism of action as a CYP17 lyase inhibitor and AR antagonist and Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.

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

As a result of the recent changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business.  For instance, Mr. Hanover has taken on the role of our Chief Executive Officer in addition to the role he served when functioning as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, while Dr. Wills’ role as our Executive Chairman is, in part, to support Mr. Hanover in his role as our permanent Chief Executive Officer, the position of Executive Chairman is relatively new to us and it may be some time before we can assess how much assistance he will provide to Mr. Hanover. Also, while we have retained Dr. Dalton as a consultant to GTx following his employment end date, we no longer have regular access to Dr. Dalton’s key scientific expertise, which could materially and adversely impact our product candidate development efforts. Changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 29 employees remained as employees of GTx as of September 30, 2015.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

As of September 30, 2015, we had only 29 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

Future growth, if any, will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the market price for our common stock has varied between a high of $1.59 on July 2, 2015 and a low of $0.41 on October 14, 2014 in the twelve-month period ended September 30, 2015. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of September 30, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 75.6% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 35.9% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on October 2, 2014, we received a letter from NASDAQ notifying us that we were out of compliance with the Bid Price Requirement.  In connection with this notification, we requested and, on March 16, 2015 received approval from NASDAQ, to transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market. On April 1, 2015, we were afforded an additional 180-day grace period, or through September 28, 2015, to comply with the Bid Price Requirement. While the bid price of our common stock exceeded $1.00 for at least ten consecutive business days during this additional grace period and we are therefore currently in compliance with the Bid Price Requirement, if the closing bid price of our common stock were again to fall below $1.00 per share for 30 consecutive trading days, or we do not meet other applicable listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, we would again fail to be in compliance with NASDAQ’s listing standards. In this regard, during the third quarter of 2015, the closing bid price of our common stock was below $1.00 per share for 29 consecutive trading days. Likewise, during the period from August 1, 2015 through October 31, 2015, the closing bid price of our common stock was below $1.00 per share on 43 of the 64 trading days during that period.  Accordingly, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended September 30, 2015, the average daily trading volume of our common stock on The NASDAQ Global Market was 166,402 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-

prevailing market price of our common stock. As of September 30, 2015, we had 140,374,112 shares of common stock outstanding.  In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.  In November 2014, we completed a private placement 64.3 million shares of our common stock and warrants to purchase 64.3 million shares of our common stock. Similarly, in March 2014 we completed a private placement of 12.0 million shares of our common stock and warrants to purchase 10.2 million shares of our common stock. Pursuant to the terms of a registration rights agreement we entered into in connection with the March 2014 private placement, we filed a registration statement under the Securities Act registering the resale of the 12.0 million shares of common stock we issued to the investors in the March 2014 private placement, which include J.R. Hyde, III, our largest stockholder, as well as the 10.2 million shares of common stock underlying the warrants we issued to those investors.  Likewise, pursuant to the terms of the securities purchase agreement we entered into in connection with the November 2014 private placement, we filed registration statements under the Securities Act registering the resale of the 64.3 million shares of common stock we issued to the investors in the November 2014 private placement, which included J.R. Hyde, III, as well as the additional 64.3 million shares of common stock subject to the warrants we issued to the investors in the November 2014 private placement. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 7.9 million shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our 2014 private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 6.                EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: November 9, 2015	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director of Accounting and Corporate Controller and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015

3.5	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

10.1+	Employment Agreement dated July 13, 2015, between Registrant and Diane C. Young	—	—	—	—

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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