Form 10-K
period 2015-12-31
GTX INC /DE/
filed 2016-03-15
CIK 1260990

Use these links to rapidly review the document

GTx, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock on June 30, 2015 as reported on The NASDAQ Capital Market was $50,387,891.

         There were 141,749,150 shares of registrant's common stock issued and outstanding as of March 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

  •
  the implementation of our business strategies, including our ability to preserve or realize any significant value from our SARM, SARD and GTx-758 (Capesaris®) programs;

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

  •
  the anticipated progress of our preclinical and clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;

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

PART I

ITEM 1.              BUSINESS

Overview

        GTx, Inc., a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD. In March 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond or are resistant to current therapies.

        Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,500 subjects, of which approximately 1,000 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds. We announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy. During the second half of 2015, we commenced enrollment in both a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC, and a Phase 2 clinical trial designed to evaluate the efficacy and safety of enobosarm in patients whose breast cancer is both ER positive and AR positive. We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of each clinical trial, but our ability to enroll patients to the second stage and complete both of these clinical trials will require us to seek sufficient additional funding.

        We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass. In the first quarter of 2016, we initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. We anticipate top-line data by the end of 2016. We are also currently evaluating several SARM compounds in preclinical models of DMD where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness. Our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

        With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy's disease. We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Our evaluation of the licensed SARD program is at an early stage. We are currently implementing our preclinical development program for SARDs and have selected appropriate drug development candidates for the preclinical studies required to support initial first in human clinical trials. However, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding.

        We presently have an ongoing Phase 2 clinical trial evaluating GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC, which will be completed this year. Based on the significant resources that would be needed to advance GTx-758, we do not plan to further develop this program after the conclusion of this Phase 2 clinical trial.

Scientific Background on Estrogen and Androgen Hormones,
Selective Hormone Receptor Modulators, and Selective Androgen Receptor Degraders

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

  •
  muscle loss in acute conditions such as trauma, burns, and rehabilitation;

  •
  muscle loss conditions associated with aging, such as frailty and chronic sarcopenia;

  •
  the prevention and/or treatment of osteoporosis;

  •
  disorders of the central nervous system, such as low libido in both men and women;

  •
  low testosterone conditions, such as primary and secondary hypogonadism; and

  •
  disorders of male reproductive functions, such as infertility and erectile dysfunction.

        SARDs are a novel class of drugs. The AR is a major driver of prostate tumor cell proliferation, and blocking its activity is a major therapeutic target. Despite the use of therapies designed to inhibit the AR pathway in men with advanced prostate cancer, a significant number of men have tumors that do not respond to such therapeutic approaches and/or become resistant to them. This lack of response may be due to the presence of forms of the AR (splice variants and mutated) for which these therapies are not effective.

        SARDs are designed to not only bind to androgen receptors, but also induce androgen receptor degradation and ultimately inhibit tumor cell growth. Selective AR degradation which targets the N-terminus may be an effective therapeutic strategy where a variant or mutated AR can be degraded by the SARD. This ability to circumvent common drug resistance in prostate cancer patients may provide an important tool for effective new treatments.

 Product Development Programs

        The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.
Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 open-label clinical trial evaluating enobosarm in patients whose breast cancer is both ER positive and AR positive.
Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI.
SARMs
Treatment of DMD	SARM	Preclinical	Conducting preclinical research to better understand the potential of SARMs as a treatment for DMD.
SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Selected appropriate drug development candidates for preclinical studies required to support initial first in human clinical trials.

SARMs

Enobosarm for the Potential Treatment of Breast Cancer

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

        Recent research has focused on identifying new potential therapeutic targets in both hormone receptor positive breast cancers and TNBC for several reasons. In ER positive patients, resistance to endocrine therapies is a clinical and scientific challenge leading researchers to investigate other targets that are linked to the ER function. In TNBC, therapeutic targets need to be identified to potentially improve outcomes for patients with this aggressive form of breast cancer either as first line therapy after chemotherapy or in conjunction with chemotherapy. One such target that has been identified in both ER positive and TNBCs is the AR. In fact, the AR is the most commonly expressed steroid receptor in breast cancer. Up to 90% of ER positive breast cancers and up to 20% of TNBCs express AR. Recent small studies have demonstrated that targeting the AR may be a viable treatment approach for advanced breast cancer.

        To date, enobosarm has been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,500 subjects, of which approximately 1,000 subjects were treated with enobosarm. In our Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, we enrolled 22 postmenopausal women with ER positive metastatic breast cancer who have previously responded to hormonal therapy to assess clinical benefit at six months of enobosarm 9 mg once daily treatment, which was defined as those patients receiving treatment who have demonstrated (i) a complete response (disappearance of all targeted lesions), (ii) a partial response (at least a 30% decrease in the sum of the longest diameters of the targeted lesions), or (iii) stable disease (no disease progression from baseline). The primary endpoint was assessed in 17 AR positive patients, including one patient who had AR status determined outside the protocol specified window. Six of these 17 patients demonstrated clinical benefit at six months as stable disease, including the aforementioned patient, exceeding the pre-defined statistical threshold requiring that at least three of 14 patients with an AR positive metastatic lesion demonstrate clinical benefit. Seven patients in total (one patient with indeterminate AR status) achieved clinical benefit at six months as stable disease. The results also demonstrated that, after a median duration on study of 81 days, 41% of all patients (9/22) achieved clinical benefit as best response and also had increased prostate specific antigen, or PSA, which appears to be an indicator of AR activity. No confirmed complete or partial responses were observed in the study, although one patient with liver metastases had a 27% reduction in a target tumor. Enobosarm was well tolerated. The most common adverse events, or AEs, reported were pain, fatigue, nausea, hot flash/night sweats, and arthralgia. The majority of AEs were Grade 1. There were two serious adverse events, or SAEs, reported during the study. One of the SAEs, bone pain of the chest cage, was assessed as possibly related to enobosarm.

        Based on the positive results from our Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we initiated two open-label Phase 2 clinical trials in 2015 designed to evaluate the efficacy and safety of enobosarm in patients with AR positive advanced breast cancer.

Enobosarm for the Potential Treatment of Women with Advanced AR Positive TNBC

        Scientific Overview.    Although the majority of breast cancers are determined to be hormone receptor positive (expressing ER, PR or HER2), up to 20% of women diagnosed with breast cancer will have TNBC which is characterized by a lack of expression of ER, PR or HER2. TNBC occurs more frequently in younger patients (less than 50 years of age) and generally exhibits a more aggressive pattern of progression along with lower survival rates. For those patients with advanced TNBC, standard treatment options are limited to cytotoxic chemotherapy. However, even after an initial response to chemotherapy, the duration of the response may be short and there may be a higher likelihood of visceral metastases, rapidly progressing disease, and inferior survival compared to hormone receptor positive breast cancer. Therefore, there is an emphasis on research focused towards identifying therapeutic targets in TNBC. One such target is the AR. Historically, the AR has been considered to be anti-proliferative and beneficial in hormone receptor positive breast cancers. In TNBC, data from peer-reviewed literature indicates that the presence of the AR and androgen synthesizing enzymes is associated with lower proliferation, lower tumor grade, better overall survival, and more favorable clinical outcomes, as compared to those patients with TNBC not expressing AR. The current literature also suggests that the AR biomarker, PSA, is a favorable prognostic marker in breast cancer. Based on these findings, research is focusing on the AR as a potential therapeutic target. We have studied SARMs in preclinical TNBC cell and animal models. This preclinical data suggests that the growth of TNBC cells expressing AR was inhibited by AR agonists, but not by the AR antagonist bicalutamide, suggesting that using an AR agonist may be a potentially viable approach for the treatment of advanced AR positive TNBC. We believe that this data, coupled with the early clinical success of androgens in breast cancer, supports the clinical evaluation of enobosarm as a potential novel targeted therapy to treat advanced AR positive TNBC.

        Potential Market.    Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime. As of January 1, 2014, it is estimated there were more than 3.1 million women with a history of invasive breast cancer living in the United States. In 2016, an estimated 247,000 new cases of breast cancer will be diagnosed in women in the United States with TNBC accounting for up to 20% of these newly diagnosed breast cancers each year and up to 20% of TNBC expressing the AR. To date, treatment of TNBC has been limited to chemotherapy due to the lack of expression of known therapeutic targets on these tumors. Although first line chemotherapy is effective initially for the treatment of TNBC, patients eventually relapse and second line therapies are needed. While this market is smaller than ER positive breast cancer, it is currently underserved and represents an unmet medical need.

        Clinical Trial.    During the fourth quarter of 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This open-label, multinational clinical trial, which utilizes a Simon's two-stage clinical trial design, is expected to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at 16 weeks of treatment. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial will continue to enroll the second stage of the study. Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.

        We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of this clinical trial and the Phase 2 clinical trial in ER positive, AR positive breast cancer, but our ability to enroll patients to the second stage and complete both of these clinical trials will require us to seek sufficient additional funding.

Enobosarm for the Potential Treatment of Women Whose Breast Cancer is Both ER Positive and AR Positive

        Scientific Overview.    Prior to the ability to characterize receptor status and the introduction of targeted therapies directed at the ER, it was known that hormonal manipulation through ovarian ablation, along with alterations of pituitary and adrenal function could lead to tumor responses in some patients with breast cancer. Hormonal manipulation with steroidal androgens was also used with success as a first line treatment prior to the introduction of treatment with tamoxifen and also after disease progression following treatment with tamoxifen. However, androgen treatment had limitations due to the virilizing side effects including body and facial hair growth, acne and deepening of voice. Presently, ER targeted therapies are the mainstay of treatment for hormone receptor positive breast cancer with androgens reserved for use after failure of anti-estrogen therapies. However, the virilizing side effects are still a major limitation for patient compliance and acceptance. Based on the historical success of androgens for the treatment of breast cancer along with our preclinical data demonstrating tumor growth inhibition in ER positive breast cancer, we initiated a Phase 2 proof-of-concept clinical trial to evaluate enobosarm in postmenopausal women with ER positive and AR positive metastatic breast cancer in the second quarter of 2013. Based on the positive results from this proof-of-concept clinical trial, our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, the extensive experience we have with enobosarm in over 1,500 clinical trial patients, and its favorable safety profile, we believe enobosarm has the potential to be an effective treatment alternative for women whose breast cancer is both ER positive and AR positive.

        Potential Market.    Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime. As of January 1, 2014, it is estimated there were more than 3.1 million women with a history of invasive breast cancer living in the United States. In 2016, an estimated 247,000 new cases of breast cancer will be diagnosed in women in the United States with approximately 6% to 8% of these women having metastatic disease at time of diagnosis. As studies investigating the prevalence of receptor status in invasive breast cancer have demonstrated that 75-85% of tumors are ER positive, anti-estrogen therapy has been noted to have the greatest global impact than any other treatment intervention in oncology. However, despite the widespread use and success of ER targeted therapies, there is no cure for metastatic breast cancer and eventually approximately 20-30% of women diagnosed with invasive breast cancer will have a recurrence.

        Clinical Trial.    During the third quarter of 2015, we commenced enrollment in a Phase 2 clinical trial evaluating enobosarm in patients whose metastatic or locally advanced breast cancer is both ER positive and AR positive. This open-label, multinational clinical trial, which is enrolling patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed, will also utilize a Simon's two-stage clinical trial design. The trial is expected to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts. One cohort will receive a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts. If at least 3 of the 18 patients achieve clinical benefit in one or both cohorts, the trial will continue through the second stage for that cohort. Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.

        We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of this clinical trial and the Phase 2 clinical trial in AR positive TNBC, but our ability to enroll patients to the second stage and complete both of these clinical trials will require us to seek sufficient additional funding.

Other SARM Clinical or Preclinical Development Programs

SARMs for the Potential Treatment of Postmenopausal Women with Stress Urinary Incontinence

        Scientific Overview.    SUI is the involuntary leakage of urine during activities such as coughing, laughing, sneezing, exercising or other movements that increase intra-abdominal pressure and thus increase pressure on the bladder. In women, physical changes resulting from pregnancy, childbirth, and menopause often contribute to stress incontinence predominantly through the weakening of the pelvic floor muscles. We view this as a unique opportunity given the enrichment of the pelvic floor muscles with androgen receptors and the demonstrated effects that our SARMs have on building muscle. We have completed a series of preclinical studies to determine the effect of some of our SARMs on pelvic floor muscle mass. These preclinical studies have shown that in ovariectomized mice (a well-accepted model that simulates a postmenopausal condition), there were statistically significant increases in pelvic floor muscle mass, compared to control groups, indicating that SARMs may potentially provide a treatment option for the numerous post-menopausal women suffering from SUI.

        Potential Market.    SUI affects up to 35% of adult women. Currently, there are no orally available, effective treatment options for SUI. Treatment is limited to physical therapy to strengthen the pelvic floor muscles, surgery to help augment or support the pelvic floor muscles, bulking agents injected into the urethra of the bladder and implantable devices which aim to minimize the leakage of urine under stress. Other than physical therapy, each of these other treatment modalities is invasive with risks and complications. There is clearly an unmet medical need for new safe and effective therapies in this space.

        Clinical Trial.    In the first quarter of 2016, we initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. The rationale for evaluating enobosarm as a treatment for SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass in animal models following treatment with our SARM compounds, including enobosarm, as well as safety data from enobosarm clinical trials involving more than 1,000 subjects treated with enobosarm. The trial is a single center, single-arm, open-label proof-of-concept Phase 2 clinical trial evaluating the effects of orally administered enobosarm 3 mg in postmenopausal women with SUI. The primary endpoint of the trial is the change in frequency of daily stress urinary incontinence episodes from baseline to week 12. Secondary efficacy endpoints include accepted measurements of voiding, urethral pressure profile and change in pelvic floor muscles as measured by magnetic resonance imaging, or MRI. We anticipate top-line data from this Phase 2 clinical trial evaluating enobosarm in SUI by the end of 2016.

SARMs for the Potential Treatment of Duchenne Muscular Dystrophy

        Scientific Overview.    We are currently evaluating several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare genetic disorder characterized by progressive muscle degeneration and weakness. Symptom onset is in early childhood, usually between the ages of three and five, and the disease primarily affects boys. The DMD gene is the largest known gene in the human genome and, as a result, it is susceptible to mutations. These mutations can be inherited from a boy's mother, but approximately one-third of the mutations are spontaneous. The resulting disease is caused by the production of a dysfunctional, or completely non-functional, protein called dystrophin, which helps keep muscle cells intact. Until recently, boys with DMD did not survive much beyond their teen years, but with advances in cardiac and respiratory care, survival into the early thirties is becoming more common. DMD remains an unmet medical need and the U.S. Food and Drug Administration, or FDA, has recently issued guidance affirming FDA's interest in finding new treatment options for this disease. We believe that a SARM may be a viable therapeutic option for the treatment of DMD, including in combination with therapies that can potentially modify the underlying genetic defect.

        Potential Market.    The incidence of all the various manifestations of the disease is approximately 1 in 4,000 male births. Promising research is ongoing in the areas of modifying or correcting the genetic defect in DMD with some encouraging results. Other approaches include anti-inflammatory and anti-oxidant therapies, enhancement of utrophin expression and myostatin inhibitors; however, we believe there is still room for continued therapeutic advances.

        Preclinical Development.    Based on the extensive SARM data from our preclinical and clinical development efforts, we are undertaking preclinical studies and have initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD. Our preclinical studies have continued to confirm beneficial effects from SARMs in mice genetically altered to simulate DMD, compared to control groups. DMD mice were treated with three different SARM compounds, including enobosarm, and each cohort demonstrated increases in body weight, muscle mass, muscle performance (grip strength) and cardiac function compared to control groups. Our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

Prior Enobosarm 3 mg Development Program

        We announced in August 2013 that the POWER 1 (platinum plus taxane chemotherapy) and POWER 2 (platinum plus non-taxane chemotherapy) (Prevention and treatment Of muscle Wasting in patients with cancER) Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, failed to meet the statistical criterion for the co-primary endpoints of lean body mass and physical function that were assessed using responder analyses as pre-specified for the FDA. However, efficacy data from the studies demonstrated enobosarm's consistent effect on maintaining or improving lean body mass compared to placebo.

        Enobosarm 3 mg demonstrated a statistically significant effect versus placebo on the primary endpoint of physical function through Day 84 in the POWER 1 clinical trial as assessed by continuous variable analysis, as pre-specified in our statistical analysis plan for the European Medicines Agency, or EMA. Based upon input from representatives of the FDA and from member countries to the EMA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a new drug application in the United States or a marketing authorization application in the European Union for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Our strategy does not include further development of enobosarm 3 mg for this indication in the U.S. or in Europe.

SARDs for the Potential Treatment of Castration Resistant Prostate Cancer

        Scientific Overview.    In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR. We believe SARDs have the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy's disease. We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7, as well as mutations in the androgen receptor. Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost. In addition, most patients who initially respond to available treatments eventually progress due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population.

        Potential Market.    In the United States alone, we believe there are approximately 80,000 men who have developed resistance to LHRH therapies and therefore have CRPC but who have not received chemotherapy. We believe there are approximately 36,000 men diagnosed each year with metastatic hormone sensitive prostate cancer. Zytiga® and XTANDI® are currently the only drugs approved for the treatment of metastatic CRPC in patients who have not yet received chemotherapy, although several other drugs are in clinical development for this indication. We believe new hormonal therapies in development, if approved, will be used prior to chemotherapy as physicians and patients look for treatment options capable of delaying cancer progression and possibly prolonging survival prior to chemotherapy.

        Preclinical Development.    Our evaluation of the licensed SARD program is at an early stage. We are currently implementing an appropriate development program for SARDs and are conducting research to select and optimize an appropriate drug development candidate to move into the preclinical studies required to support initial clinical trials. However, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding.

Our Strategy

        Our objective is to discover, develop and commercialize small molecules for the treatment of cancer, including treatments for prostate and breast cancer, and other serious medical conditions. Key elements of our strategy to achieve these objectives are to:

        Pursue Clinical Development of Enobosarm in Advanced Breast Cancer and SUI.    Our current strategy is focused on further development of enobosarm, our lead product candidate, in two breast cancer indications targeting the androgen receptor. During the second half of 2015, we commenced enrollment in two Phase 2 clinical trials of enobosarm. One trial is designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC, and the other trial is designed to evaluate the efficacy and safety of enobosarm in patients with ER positive, AR positive advanced breast cancer. We expect the results from the patients enrolled in the first stage of each clinical trial by the end of 2016.

        Additionally, we are evaluating enobosarm for the treatment of SUI in a Phase 2, proof-of-concept clinical trial, which was initiated in the first quarter of 2016. We anticipate top-line data by the end of 2016.

        Pursue Development of SARMs for DMD.    We are also evaluating enobosarm for the potential treatment of DMD. Our evaluation of SARMs for this indication is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

        Continue Evaluation of SARD Technology.    SARD technology is being evaluated as a potentially novel treatment for men with castration-resistant prostate cancer, including those who do not respond or are resistant to currently approved therapies. We continue to make progress towards identifying potential clinical SARD candidates. However, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding.

        Pursue Licensing, Partnering or Sale of Certain Assets.    We continue to seek additional funding through the licensing, partnering or sale of certain assets to provide us the necessary resources for the development of our preclinical and clinical product candidates.

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

        We and UTRF also entered into a license agreement, or the SARD License Agreement, in March 2015 pursuant to which we were granted exclusive worldwide rights in all existing SARD technologies owned or controlled by UTRF, including all improvements thereto. Under the SARD License Agreement, we are obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development. We are also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed.

Manufacturing

        We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates.

        There are no complicated chemistries or unusual equipment required in the manufacturing process for either enobosarm or SARDs. The active ingredient in enobosarm is manufactured using a five-step synthetic process that uses commercially available starting materials for each step. Enobosarm drug product is manufactured using conventional manufacturing technology without the use of novel excipients. We rely on third-party vendors for drug substance and drug product manufacturing, including drug substance for SARDs used in our preclinical studies.

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

Enobosarm for the Potential Treatment of Women with Advanced AR Positive TNBC

        There are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We are developing enobosarm for the treatment of women with advanced AR positive TNBC. There are no currently approved therapies for this subset of patients, beyond chemotherapy. However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation, Inc. and Astellas Pharma, Inc., orteronel (TAK-700) being developed by Takeda, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 being developed by Novartis), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

Enobosarm for the Potential Treatment of Women Whose Breast Cancer is Both ER Positive and AR Positive

        We are also developing enobosarm for the treatment of patients whose breast cancer is both ER positive and AR positive. To our knowledge, no other SARMs are currently in development for the ER positive/AR positive metastatic breast cancer indication; however, SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals and Zytiga® being developed by Janssen Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm.

SARMs for the Potential Treatment of Postmenopausal Women with Stress Urinary Incontinence

        We initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral agents approved for the treatment of SUI. Behavioral modification and pelvic floor physical therapy are common initial treatment approaches. Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed. Recently, an over-the-counter vaginal pessary (Impressa® marketed Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI. Finally, surgical procedures (e.g. sling or bladder neck suspension) have been demonstrated to be effective in some women.

SARMs for the Potential Treatment of Duchenne Muscular Dystrophy

        We are also exploring the potential of SARMs to treat DMD. DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body. A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD. These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved. The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including drisapersen by Biomarin Pharmaceutical Inc., eteplirsen by Sarepta Therapeutics Inc., and PTC 124 by PTC Therapeutics Inc. and DS-1541b, by Daiichi Sankyo Co., Ltd., in a Phase 1/2 in Japan. Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone. Marathon Pharmaceuticals LLC has completed a Phase 3 trial with a glucocorticoid, deflazacort. Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM. Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide. Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.

SARDs for the Potential Treatment of CRPC

        We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of AR for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive CRPC. We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.'s ARV-330, a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other, in preclinical development for application to treat advanced prostate cancer and Androscience Corporation's androgen receptor degrader enhancer, or ARD, currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, it has been reported that two other companies are developing drugs to treat men with CRPC who are resistant to current therapies: Tokai Pharmaceuticals is developing TOK-001 (Galeterone) with a principal mechanism of action as a CYP17 lyase inhibitor and AR antagonist and Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer. Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy. Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of ODM-201 in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy.

Intellectual Property

        We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

        For enobosarm and our other SARM compounds, we have an exclusive license from UTRF under its issued patents and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy, and other European Union countries, as well as in certain other countries outside those regions, covering the composition of matter of the active pharmaceutical ingredient for pharmaceutical products, pharmaceutical compositions and methods of synthesizing the active pharmaceutical ingredients. We have also exclusively licensed from UTRF issued and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, as well as in certain other countries outside those regions, related to methods for treating muscle wasting disorders, including DMD, SUI and cancer cachexia, and for treating sarcopenia and increasing muscle performance, muscle size and muscle strength and increasing the strength of or mass of a bone and for treating bone related disorders, including bone frailty and osteoporosis. The patents for enobosarm we licensed from UTRF and issued in the United States expire in 2024. Issued patents for our other SARM compounds in the United States will expire between 2021 and 2029, depending on the specific SARM compound. The patents we licensed from UTRF and issued outside of the United States for enobosarm expire in 2025, and with respect to other SARM compounds, expire in 2023 and 2027, depending on the specific SARM compound. We have pending patent applications for enobosarm and our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2025 and 2027, depending on the specific SARM compound. We have pending patent applications for SARMs in combination with anti-cancer agents that, if issued, would expire in the United States in 2024 and in countries outside the United States in 2028. We have issued patents in the United States and pending applications in countries outside the United States for enobosarm and certain other SARM compounds as a feed composition for animals. The patents in the United States will expire in 2025. The patent applications which are pending outside the United States will expire in 2031, if the patents are issued. Patent applications which are pending in the United States and outside the United States using SARMs for urinary incontinence and pelvic floor disorders will expire in 2035, if the patents are issued. Patent applications which are pending in the United States using enobosarm for DMD will expire in 2024, if the patents are issued. Issued patents and patent applications in the United States using other SARMs for DMD will expire in 2027. We have pending patent applications for enobosarm and our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2025 and 2017, depending on the specific SARM compound.

        We have our own pending patent applications in the United States, Canada, Australia, Europe, Japan, China and other countries in Asia, as well as in certain other countries outside those regions, related to solid forms of enobosarm. Issued patents covering solid forms of enobosarm in the United States will expire in 2029. Patents issued from pending patent applications in countries outside of the United States will expire in 2028. We have our own pending patent applications in the United States and as an International Application related to methods of treating breast cancer using our SARM compounds. Such patent applications, if issued, would expire in 2033 in the United States and outside of the United States.

        For our SARD compounds and methods of use thereof, we have filed certain patent applications and are the exclusive licensee of the SARD technology under a license agreement with UTRF executed in 2015. The patent applications will expire in 2036, if the patents are issued.

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

        In addition, changes in patent laws, rules or regulations or in their interpretations in the United States and other countries by the courts may materially diminish the value of our intellectual property or narrow the scope of our patent protection, which could have a material adverse effect on our business and financial condition.

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

Pharmaceutical Pricing and Reimbursement

        We currently have no marketed products. In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government authorities or programs, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

        Within the United States, if we obtain appropriate approval in the future to market any of our oral drug product candidates, those products could potentially be covered by various government health benefit programs as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

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

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Our research and development expenses were $13.6 million for the year ended December 31, 2015, $20.9 million for the year ended December 31, 2014, and $32.3 million for the year ended December 31, 2013.

Employees

        As of December 31, 2015, we had 29 employees, 8 of whom were M.D.s, Pharm.D.s and/or Ph.D.s. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Management

        The following table sets forth information about our executive officers and other key clinical and regulatory officers as of March 9, 2016.

Name	Age	Position(s)
Executive Officers
Marc S. Hanover	53	Chief Executive Officer
Robert J. Wills, Ph.D	62	Executive Chairman
Henry P. Doggrell	67	Vice President, Chief Legal Officer and Secretary
Diane C. Young, M.D	59	Vice President, Chief Medical Officer
Jason T. Shackelford	40	Senior Director, Accounting and Corporate Controller, and Principal Financial and Accounting Officer
Other Key Clinical and Regulatory Officers
Jeffrey G. Hesselberg	57	Vice President, Regulatory Affairs
Mary Ann Johnston, PharmD	44	Vice President, Clinical Development

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

        Diane C. Young, M.D. was appointed Vice President and Chief Medical Officer at GTx in July 2015. Dr. Young is a board-certified medical oncologist with 25 years of industry experience in clinical development and medical affairs, most recently with Novartis where she spent 12 years in global and regional leadership roles in oncology drug development. Prior to Novartis, Dr. Young spent 10 years with Johnson & Johnson, where she served as Vice President, Global Development at R. W. Johnson Pharmaceutical Research Institute (now Johnson & Johnson Research and Development). At Novartis, Dr. Young held senior leadership positions involved in the development, regulatory approval and medical affairs activities for several products, including Glivec®, Zometa®, Femara®, Sandostatin®, Tasigna®, Jakavi® and Afinitor®, all of which are treatments or supportive therapies for cancer patients.

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

Other Key Clinical and Regulatory Officers of the Registrant

        Jeffrey G. Hesselberg has served as the Vice President, Regulatory Affairs since May 2007. He joined GTx from ICOS Corporation, where from 1996 to May 2007 he served as Manager, Associate Director, and then Director of Regulatory Affairs. Most recently, Mr. Hesselberg worked on the successful development, launch and commercialization of Cialis® (tadalafil) for the treatment of erectile dysfunction. From 1984 to 1996, Mr. Hesselberg worked for Immunex Corporation and the Puget Sound Blood Center. Mr. Hesselberg holds a B.S. in Molecular Biology from the University of Wisconsin — Madison and a MBA from the University of Washington.

        Mary Ann Johnston, PharmD, was appointed Vice President, Medical Affairs in November 2012 and currently serves as Vice President, Clinical Development. Before that, she served as Director, Medical Affairs and Team Leader, Medical Science Liaisons, heading up the field-based medical organization since 2009. Prior to joining GTx, Dr. Johnston was Director, Medical Science Liaisons and Managed Markets at Actelion Pharmaceuticals specializing in pulmonary arterial hypertension. Before joining the pharmaceutical industry, Dr. Johnston practiced as a clinical specialist at the University of Texas Medical Branch in Galveston where she served as an adjunct professor for the University of Houston and University of Texas schools of pharmacy with a clinical practice focused in cardiology and critical care. Dr. Johnston holds a Doctor of Pharmacy degree from Samford University McWhorter School of Pharmacy and completed a postdoctoral residency at the Department of Veterans Affairs Medical Center in Tuscaloosa, Alabama.

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

        As of December 31, 2015, we had an accumulated deficit of $513.5 million. Our net loss for the year ended December 31, 2015 was $18.7 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products. A substantial portion of our efforts and expenditures were previously devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a new drug application, or NDA, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not include further development of enobosarm for this indication in the U.S. or in Europe. Moreover, our current strategy is focused on the further development of enobosarm for the treatment of patients with androgen receptor, or AR, positive advanced breast cancer. However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage product candidates. In addition, we have previously announced our decision not to commit additional internal resources for the development of another of our product candidates, GTx-758 (Capesaris®), once we have completed our ongoing Phase 2 clinical trial of the compound as a potential treatment for castration resistant prostate cancer. Accordingly, any further development of GTx-758, as well as our ability to derive any value from our GTx-758 program, depends entirely on our ability to partner or divest this product candidate to a third party. With regard to our remaining programs, our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology, our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, and our clinical evaluation of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI, will in each case require significant additional financial resources and personnel to continue our development of these programs. Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

        If we are unable to raise substantial additional capital in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, if we and/or any potential collaborators are unable to develop and commercialize SARMs, GTx-758, or SARD technology, if development is further delayed or is eliminated, or if sales revenue from SARMs, GTx-758, or SARD technology upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

         We need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and could cause us to discontinue our operations. We cannot be certain that additional capital will be available to us and, if substantial additional capital is not available in the near term, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

        At December 31, 2015, we had cash, cash equivalents and short-term investments of $29.3 million. We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016. Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations beyond the end of 2016 and to continue as a going concern thereafter. In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon's two-stage clinical trial design, as well as the results from our recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, we will need to raise substantial additional capital in the near term in order to:

  •
  initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

  •
  meaningfully advance the preclinical development of our licensed SARD program through the preclinical studies required to initiate human clinical studies;

  •
  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

  •
  fund our operations and to continue as a going concern.

        In any event, our future funding requirements will depend on many factors, including:

  •
  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing and any future clinical trials of enobosarm;

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

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding. Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing. In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to submit a NDA for enobosarm, we announced and implemented a workforce reduction of approximately 60%. If we are unable to raise additional funds in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price. In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

        To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

         We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.

        Our current strategy is focused on the further development of SARMs. However, the development of enobosarm for the treatment of patients with AR positive advanced breast cancer is at an early stage and is subject to the significant risk of failure inherent in the development of early-stage product candidates. Moreover, we still have only limited data from our preclinical models of breast cancer and our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women with ER positive and AR positive metastatic breast cancer. As a result, we will need to conduct costly and time-consuming additional clinical trials of enobosarm for the treatment of patients with AR positive advanced breast cancer to determine whether enobosarm is an effective treatment for patients with advanced AR positive TNBC and ER positive/AR positive advanced breast cancer.

        Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer. Furthermore, the positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose breast cancer is both ER positive and AR positive does not ensure that our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer will be successful or that any later trials will be successful. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with AR positive advanced breast cancer, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

        A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. We announced in August 2013 that these two Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the FDA. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not include further development of enobosarm for this indication in the U.S. or in Europe.

        In addition, we do not currently have any further clinical development plans for GTx-758 and we do not in any event have sufficient funds to enable further clinical development of GTx-758. Likewise, our evaluation of our SARD program is at an early stage and to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding. In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding. Accordingly, our current strategy and near-term prospects are substantially dependent on the successful development of enobosarm for the treatment of patients with AR positive advanced breast cancer.

         We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

        Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on recent input from the MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not include further development of enobosarm for this indication in the U.S. or in Europe.

        In addition, in the first quarter of 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary SARD technology. However, our evaluation of the licensed SARD program is at an early stage and it is possible that we may determine not to move forward with any meaningful preclinical development of our SARD program. Even if we do determine to move forward with any meaningful preclinical development of our SARD program, to complete preclinical development of our SARD program through the requisite preclinical studies necessary to support initial human clinical trials, we will require additional funding. Accordingly, as a result of our unsuccessful research and preclinical development and/or our inability to obtain sufficient funding to meaningfully advance preclinical development of our SARD program, we may fail to realize the anticipated benefits of our licensing of this program.

        Significant delays in clinical testing could materially impact our product development costs. We do not know whether our ongoing clinical trials will need to be modified or will be completed on schedule, if at all. For example, our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon's two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage. However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators' ability to commercialize our product candidates, including:

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

        In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm. Lower levels of HDL could lead to increased risk of adverse cardiovascular events. In addition, in our Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage, a serious adverse event, or SAE, was assessed as possibly related to enobosarm. Although doses up to 30 mg have been evaluated in short duration studies, doses of 9 mg and 18 mg currently being tested in our ongoing Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date. Although no evidence of virilization has been seen to date with any dose of enobosarm, higher doses for longer duration may increase the risk of hair growth and masculinization in some women.

        In three Phase 2 clinical trials of GTx-758, we observed venous thromboembolic events (VTEs), or blood clots, in subjects treated with GTx-758 at the doses then being studied in these clinical trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold, and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758. In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758. In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration-resistant prostate cancer, or CRPC. Although our current Phase 2 clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other SAEs in the current Phase 2 clinical trial. In this regard, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction, or MI, in patients enrolled in the 250 mg arm of our ongoing Phase 2 clinical trial of GTx-758, resulting in the discontinuation of both patients from active treatment, and we cannot assure you that we will not observe additional SAEs in this trial. If an unacceptable incidence of VTEs, MIs, or other SAEs are observed in our current Phase 2 clinical trial of GTx-758, our prospects for securing any third party interest in partnering or otherwise acquiring this product candidate could be eliminated, in which case, we would not receive any return on our investment in this product candidate.

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

        Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements with third parties or other financing alternatives. In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development. Moreover, the ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon's two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage. However, even if we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. In addition, we do not plan to dedicate further resources to GTx-758 after the conclusion of our ongoing Phase 2 clinical trial of GTx-758 and while we are currently determining third party interest in partnering or acquiring this asset and other preclinical ER alpha agonist compounds, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in GTx-758. Likewise, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding. In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding. There can be no assurances that we will be successful in obtaining additional funding in any event. If we are not able to raise substantial additional capital in the near term, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

        We rely on third-party vendors for the manufacture of SARM and SARD drug substance. If the contract manufacturers that we are currently utilizing to meet our supply needs for enobosarm or any future SARM or SARD product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of enobosarm or any future SARM or SARD product candidates. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If our suppliers fail to meet our requirements for enobosarm or any future product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of our product candidates.

         Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

        Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured our product candidates ourselves, including:

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

Risks Related to Our Intellectual Property

         If we lose our licenses from UTRF, we may be unable to continue our business.

        We have licensed intellectual property rights and technology from UTRF used in a substantial part of our business. Our license agreements with UTRF, under which we were granted rights to SARM compounds and technologies, including enobosarm, and more recently, to SARD compounds and technology, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the relevant agreement and fail to cure that breach. If one or both of these agreements are terminated, then we may lose our rights to utilize the SARM and/or SARD technology and intellectual property covered by those agreements to market, distribute and sell licensed products, which may prevent us from continuing our business and may cause us to cease operations altogether.

         If some or all of our or our licensor's patents expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, or if we are prevented from asserting that the claims of an issued patent cover a product of a third party, we may be subject to competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates, including in those jurisdictions in which we have no patent protection.

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

        Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensor's ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

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

        There is a risk that we are infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of our development and manufacturing efforts. Others might have been the first to make the inventions covered by each of our or our licensor's pending patent applications and issued patents and/or might have been the first to file patent applications for these inventions. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to us or our licensor, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of our product candidates. In addition, the production, manufacture, synthesis, commercialization, formulation or use of our product candidates may infringe existing patents of which we are not aware. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management's attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business.

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

        The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as our other toremifene-based products and terminated our license and supply agreement with Orion for toremifene products. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on recent input from the MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not include further development of enobosarm for this indication in the U.S. or in Europe.

        Additionally, there can be no assurance that the FDA will determine that the data from our ongoing or potential future clinical trials of enobosarm for the treatment of patients with AR positive advanced breast cancer will be sufficient for approval of these product candidates in any indications. For example, we may observe an unacceptable incidence of adverse events in our ongoing or potential future clinical trials of enobosarm, which could require us to abandon the development of enobosarm.

        In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate. Even if we submit an application to the FDA, the EMA and other foreign regulatory authorities for marketing approval of a product candidate, it may not result in any marketing approvals.

        We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled "Business — Government Regulation" under Part 1, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

        Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010. Federal and state legislatures within the United States and foreign governments will likely continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We cannot predict what health care reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

        With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We are developing enobosarm for the treatment of patients with AR positive advanced breast cancer. To our knowledge, no other SARMs are currently in development for the treatment of AR positive advanced breast cancer; however, SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation Inc. and Astellas Pharma, Inc., and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. Additionally, we initiated a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy. However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 being developed by Novartis), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

        We initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral agents approved for the treatment of SUI. Behavioral modification and pelvic floor physical therapy are common initial treatment approaches. Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed. Recently, an over-the-counter vaginal pessary (Impressa® marketed Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI. Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

        We are also exploring the potential of SARMs to treat DMD. DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body. A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD. These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved. The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including drisapersen by Biomarin Pharmaceutical Inc., eteplirsen by Sarepta Therapeutics Inc., and PTC 124 by PTC Therapeutics Inc. and DS-1541b, by Daiichi Sankyo Co., in a Phase 1/2 in Japan. Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone. Marathon Pharmaceuticals LLC has completed a Phase 3 trial with a glucocorticoid, deflazacort. Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM. Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide. Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.

        We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of AR for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive CRPC. We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.'s ARV-330, a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other, in preclinical development for application to treat advanced prostate cancer and Androscience Corporation's androgen receptor degrader enhancer, or ARD, currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, it has been reported that two other companies are developing drugs to treat men with CRPC who are resistant to current therapies: Tokai Pharmaceuticals is developing TOK-001 (Galeterone) with a principal mechanism of action as a CYP17 lyase inhibitor and AR antagonist and Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer. Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic castration-resistant prostate cancer in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy. Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 2 studies in men with progressive, advanced prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of ODM-201 in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy.

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

        Over the past few years, we have experienced significant changes in executive leadership, and more could occur. Effective December 31, 2013, Mark Mosteller resigned as our Chief Financial Officer. In connection with Mr. Mosteller's resignation, Marc S. Hanover, who was then serving as our President and Chief Operating Officer, was appointed as our acting principal financial officer and Jason T. Shackelford, who was then serving as our Corporate Controller and Director of Accounting, was appointed as our principal accounting officer. On April 3, 2014, Mitchell S. Steiner resigned as our Vice Chairman and Chief Executive Officer. On April 3, 2014, Mr. Hanover was appointed as our interim Chief Executive Officer and on February 12, 2015, Mr. Hanover was appointed as our permanent Chief Executive Officer. Upon the appointment of Mr. Hanover as interim Chief Executive Officer, Mr. Hanover ceased to perform the duties of our principal financial officer, which duties were assigned to Mr. Shackelford. Additionally, James T. Dalton, our former Chief Scientific Officer, resigned effective August 31, 2014. Finally, on March 2, 2015, Robert J. Wills was appointed as our Executive Chairman and effective July 13, 2015, Diane C. Young joined us as our Vice President, Chief Medical Officer.

        As a result of the changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. For instance, Mr. Hanover has taken on the role of our Chief Executive Officer in addition to the role he served when functioning as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, while Dr. Wills' role as our Executive Chairman is, in part, to support Mr. Hanover in his role as our permanent Chief Executive Officer, the position of Executive Chairman is relatively new to us and it may be some time before we can determine if Mr. Hanover will require assistance. Changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

        Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from our ongoing and potential future clinical trials involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential, proprietary or protected health information, we could incur liability and the development of our product candidates could be delayed. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause delays in our research and development work and could otherwise adversely affect our business.

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

        In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 29 employees remained as employees of GTx as of December 31, 2015. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees. In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

         If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development or our SARM and SARD programs, we may need to hire additional employees in order to grow our business. Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

        If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of December 31, 2015, we had only 29 employees.

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

        Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. On December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by June 20, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, NASDAQ will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the Staff's determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise.

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

        The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the closing market price for our common stock has varied between a high of $1.57 on July 2, 2015 and a low of $0.60 on February 13, 2015 in the twelve-month period ended December 31, 2015. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

  •
  delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

  •
  our ability to raise additional capital in the future to carry through with our preclinical and clinical development plans, including to initiate and complete the second stage of our ongoing Phase 2 clinical trials of enobosarm, as well as our current and future operations, and the terms of any related financing arrangements;

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

  •
  actions taken by regulatory agencies with respect to our product candidates or our clinical trials, including regulatory actions requiring or leading to a delay or stoppage of our ongoing clinical trials;

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

        As of December 31, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 74.3% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 35.9% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

         Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed a study through December 31, 2014 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through December 31, 2015, Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination. In any event, changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

        For the 12-month period ended December 31, 2015, the average daily trading volume of our common stock on The NASDAQ Capital Market was 134,769 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2015, we had 140,374,112 shares of common stock outstanding. In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.              PROPERTIES

        We sublease approximately 26,000 square feet of office space located at 175 Toyota Plaza, Memphis, Tennessee, under an operating lease which expires on April 30, 2018. We believe that our facilities are currently adequate to meet our needs.

ITEM 3.              LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

        Our common stock began trading on The NASDAQ Global Market under the symbol "GTXI" on February 3, 2004 and was transferred to The NASDAQ Capital Market on March 19, 2015. The following table presents, for the periods indicated, the high and low intraday sales prices per share of our common stock as reported on The NASDAQ Global Market prior to March 19, 2015 and The NASDAQ Capital Market subsequent to that date.

	2015		2014
	High	Low	High	Low
First Quarter	$0.84	$0.60	$2.35	$1.47
Second Quarter	1.59	0.65	1.70	1.26
Third Quarter	1.59	0.66	1.49	0.69
Fourth Quarter	1.17	0.62	0.98	0.41

        On March 9, 2016, the closing price of our common stock as reported on The NASDAQ Capital Market was $0.58 per share and there were approximately 83 holders of record of our common stock.

Performance Graph1

        The rules of the SEC require that we include in our annual report to stockholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use The NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ Stock Market) and The NASDAQ Biotechnology Index (consisting of a group of approximately 190 companies in the biotechnology sector) for purposes of the performance comparison that appears below.

        The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2010 on The NASDAQ Capital Market for: (1) our common stock; (2) The NASDAQ Composite Index and (3) The NASDAQ Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on our common stock. The closing sale price of our common stock on December 31, 2015 as reported on The NASDAQ Capital Market was $0.70.

        The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GTx Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

            *$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Collaboration revenue	$-	$-	$-	$-	$8,066
Expenses:
Research and development expenses	13,607	20,870	32,318	38,887	31,938
General and administrative expenses	8,234	9,478	11,281	10,845	12,027

Total expenses	21,841	30,348	43,599	49,732	43,965

Loss from operations	(21,841)	(30,348)	(43,599)	(49,732)	(35,899)
Other income (expense), net	57	(259)	1,488	(19)	398
Gain (loss) on change in fair value of warrant liability (a)	3,081	(8,804)	-	-	-

Loss from operations before income taxes	(18,703)	(39,411)	(42,111)	(49,751)	(35,501)
Income tax benefit	-	-	-	8,821	886

Net loss from continuing operations	(18,703)	(39,411)	(42,111)	(40,930)	(34,615)

Income from discontinued operations before income taxes	-	-	-	22,676	2,207
Income tax expense	-	-	-	(8,821)	(886)

Net income from discontinued operations	-	-	-	13,855	1,321

Net loss	$(18,703)	$(39,411)	$(42,111)	$(27,075)	$(33,294)

Net loss per share — basic and diluted:
Net loss from continuing operations	$(0.13)	$(0.48)	$(0.67)	$(0.65)	$(0.60)
Net income from discontinued operations	-	-	-	0.22	0.02

Net loss per share — basic	$(0.13)	$(0.48)	$(0.67)	$(0.43)	$(0.58)

Net loss per share — diluted	$(0.15)	$(0.48)	$(0.67)	$(0.43)	$(0.58)

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (b)	$29,256	$49,295	$14,729	$56,089	$74,440
Working capital	1,717	17,359	10,604	47,320	71,015
Total assets	32,031	50,651	15,605	57,774	78,656
Accumulated deficit	(513,474)	(494,771)	(455,360)	(413,249)	(386,174)
Total stockholders' equity	1,859	17,829	10,684	47,701	71,874
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

 Overview

Business Overview

        We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD. In March 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond or are resistant to current therapies.

Business Highlights

        Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,500 subjects, of which approximately 1,000 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds. We announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating enobosarm 9 mg oral daily for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy. Based on the positive results of the Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, as well as positive data reported in medical literature regarding the use of androgens for the treatment of breast cancer and our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, we believe enobosarm has the potential to be an effective treatment alternative with a favorable side effect profile for women whose advanced breast cancer is both ER positive and AR positive, as well as for women with advanced AR positive triple-negative breast cancer, or TNBC.

        During the fourth quarter of 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This open-label, multinational clinical trial, which utilizes a Simon's two-stage clinical trial design, is expected to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at 16 weeks of treatment. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial will continue to enroll the second stage of the study. During the third quarter of 2015, we commenced enrollment in a Phase 2 clinical trial evaluating enobosarm in patients whose metastatic or locally advanced breast cancer is both ER positive and AR positive. This open-label, multinational clinical trial, which is enrolling patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed, will also utilize a Simon's two-stage clinical trial design. The trial is expected to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts. One cohort will receive a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts. If at least 3 of the 18 patients achieve clinical benefit in one or both cohorts, the trial will continue through the second stage for that cohort. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria. We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of each clinical trial, but our ability to enroll patients to the second stage and complete both of these clinical trials will require us to seek sufficient additional funding.

        We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass. In the first quarter of 2016, we initiated and commenced enrollment of a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. SUI refers to the unintentional leakage of urine during activities that increase abdominal pressure such as coughing, sneezing or physical exercise and is the most common type of incontinence suffered by women, affecting up to 35% of adult women. The rationale for evaluating enobosarm as a treatment for SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass in animal models following treatment with our SARM compounds, including enobosarm, as well as safety data from enobosarm clinical trials involving more than 1,000 subjects treated with enobosarm. We anticipate top-line data from this Phase 2 clinical trial of enobosarm in SUI by the end of 2016. We are also currently evaluating several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness. Based on the extensive SARM data from our preclinical and clinical development efforts, we are undertaking preclinical studies and have initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD. Our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

        In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR. We believe SARDs have the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy's disease. We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7. Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost. In addition, most patients who initially respond to available treatments eventually progress due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at an early stage. We are currently implementing an appropriate development program for SARDs and have selected appropriate drug development candidates for the preclinical studies required to support initial first in human clinical trials. However, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding.

        We presently have a Phase 2 clinical trial evaluating GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC, which will be completed this year. Based on the significant resources that would be needed to advance GTx-758, we do not plan to further develop this program after the conclusion of this Phase 2 clinical trial.

Financial Highlights

        Our net loss for the year ended December 31, 2015 was $18.7 million. The net loss for the year ended December 31, 2015 included a non-cash gain of $3.1 million due to the revaluation of our warrant liability at December 31, 2015, which warrant liability resulted from the issuance of common stock and warrants in our November 2014 private placement discussed below. Our operating loss for the year ended December 31, 2015 was $21.8 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012. We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

        At December 31, 2015, we had cash, cash equivalents and short-term investments of $29.3 million compared to $49.3 million at December 31, 2014. On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses. These warrants expired on March 6, 2015. On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

        We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016. Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations beyond the end of 2016 and to continue as a going concern thereafter. In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and the results from our recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, we will need to raise substantial additional capital in the near term in order to:

  •
  initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

  •
  meaningfully advance the preclinical development of our licensed SARD program through the preclinical studies required to initiate human clinical studies;

  •
  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

  •
  fund our operations and to continue as a going concern.

        If we are unable to raise additional funds in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, we would be required to, among other things, make further reductions in our workforce similar to or greater than our October 2013 workforce reduction that resulted in the elimination of approximately 60% of our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price. In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding. Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, or, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our POWER 1 and POWER 2 Phase 3 clinical trials of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

        We expect that our research and development expenses for fiscal year 2016 will increase as compared to fiscal year 2015 primarily due to our ongoing Phase 2 clinical trials of enobosarm in two different breast cancer indications targeting the androgen receptor.

        There is a substantial risk that any development program may not produce revenue. Moreover, because of uncertainties inherent in drug development, including those factors described in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K, we and/or potential future collaborators may not be able to successfully develop and commercialize any of our product candidates.

        The successful development and commercialization of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development and commercialization of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

  •
  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing and any future clinical trials of enobosarm;

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

 General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions. General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relation services. We expect our general and administrative expenses for fiscal year 2016 to be relatively consistent with fiscal year 2015.

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

Warrant Liability

        On November 14, 2014, we issued warrants to purchase 64.3 million shares of our common stock in a private placement to certain investors. We classify the warrants as a liability on our balance sheet since these warrants contain certain terms that could require us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes option pricing formula) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant. In addition, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant. Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of our common stock.

        As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, we are required to account for these warrants as a liability at fair value, which is calculated using the Black-Scholes-Merton pricing valuation model. The Black-Scholes-Merton pricing valuation model requires that we use significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that we rely on include the volatility of our common stock over the life of the warrant and risk-free interest rate. Our warrant liability is influenced by these assumptions and the price of our common stock as of the balance sheet date. The estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. Upon the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016, the fair value of the warrants will be reclassified from a liability to stockholders' equity on our balance sheets and no further adjustment to the fair value would be made in subsequent periods.

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

        The following table summarizes share-based compensation expense included within the statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Research and development expenses	$1,210	$2,512	$1,875
General and administrative expenses	1,523	2,041	1,993

Total share-based compensation	$2,733	$4,553	$3,868

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2015, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $113,000, $125,000 and $135,000, respectively. At December 31, 2015, the total compensation cost related to non-vested stock options not yet recognized was approximately $3.3 million with a weighted average expense recognition period of 2.99 years. At December 31, 2015, the total compensation cost related to non-vested RSUs not yet recognized was approximately $4.1 million with a weighted average expense recognition period of 1.65 years.

Income Taxes

        We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2015 and 2014, net of the valuation allowance, the net deferred tax assets were reduced to zero.

Recent Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We have early adopted this guidance on a prospective basis for the year ended December 31, 2015. This change did not have a material impact on our financial position or results of operations for the year ended December 31, 2015.

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

Proposed Candidate / Proposed Indication	Program	Years Ended December 31,
		2015	2014	2013
		(in thousands)
Enobosarm
Treatment of women with AR positive TNBC (18 mg)	SARM	$4,945	$878	$-
Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	4,885	3,506	1,980
Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (3 mg)	SARM	-	12,025	18,541
GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	1,667	4,201	5,492
Other research and development		2,110	260	6,305

Total research and development expenses		$13,607	$20,870	$32,318

Comparison of Years Ended December 31, 2015 and 2014

        Research and development expenses decreased 35% to $13.6 million for the year ended December 31, 2015 from $20.9 million for the year ended December 31, 2014.

        Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased for the year ended December 31, 2015 from the prior year due to preparatory activities related to, and the initiation of, our Phase 2 proof-of-concept clinical trial of enobosarm 18 mg for the treatment of women with AR positive TNBC, which preparatory activities began in the fourth quarter of 2014.

        Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer during the year ended December 31, 2015 consisted of expenses for preparatory activities related to, and the initiation of, the Phase 2 clinical trial evaluating enobosarm 9 mg and 18 mg for the treatment of women whose advanced breast cancer is both ER positive and AR positive, which preparatory activities began in the fourth quarter of 2014, as well as expenses related to our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer. The prior year consisted primarily of expenses related to our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg that began in the second quarter of 2013.

        There were no research and development expenses for enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC for the year ended December 31, 2015. As we previously announced in August 2013, data from our two POWER Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, and the FDA will not accept a new drug application for enobosarm for this indication. Additionally, we subsequently determined that data from the POWER trials is not sufficient to support the filing and approval of a marketing authorization application, or MAA, by the European Medicines Agency without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg and we do not intend to submit a MAA in the absence of such confirmatory data. Accordingly, we ceased spending on this indication. The year ended December 31, 2014 included expenses for activities related to satisfying the prerequisites necessary for our then-planned regulatory submission in Europe for enobosarm 3 mg, including conducting seven Phase 1 clinical trials.

        Research and development expenses related to our Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the year ended December 31, 2015 from the prior year due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

        Additionally, research and development expenses for each product candidate in the year ended December 31, 2014 included expenses related to cash bonuses and stock option and RSU grants made to employees as part of our efforts to retain essential employees continuing with us following our October 2013 workforce reduction.

        "Other research and development" expenses for the year ended December 31, 2015 primarily include costs for research to identify one or more potential lead SARD compounds that could potentially be advanced into preclinical and clinical development and activities related to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

Comparison of Years Ended December 31, 2014 and 2013

        Research and development expenses decreased 35% to $20.9 million for the year ended December 31, 2014 from $32.3 million for the year ended December 31, 2013. Research and development expenses for enobosarm for the treatment of women with AR positive advanced breast cancer increased by $2.4 million in 2014 as we initiated in the second quarter of 2013 a Phase 2 proof-of-concept clinical trial evaluating a 9 mg daily dose of enobosarm for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer, and, to a lesser extent, increased as a result of expenses related to activities necessary to initiate our Phase 2 clinical trials in AR positive advanced breast cancer.

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

        Research and development expenses related to GTx-758 decreased by $1.3 million for the year ended December 31, 2014 compared to the prior year related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and neared completion of enrollment as of December 31, 2014.

        Additionally, all product candidates and "Other research and development" shown above were impacted by our workforce reduction implemented in October 2013, which served to decrease personnel related costs for the year ended December 31, 2014 as compared to prior year.

        "Other research and development" expenses include the cost of personnel, supplies and facilities associated with preclinical and discovery research and development activities and decreased in both periods as we ceased conducting in-house drug discovery activities in October 2013.

General and Administrative Expenses

        General and administrative expenses decreased 13% to $8.2 million for the year ended December 31, 2015 from $9.5 million for the year ended December 31, 2014. The decrease in the year ended December 31, 2015 from the prior year was due primarily to expenses in the prior year period related to cash bonuses and stock option and RSU grants made to the employees as part of our efforts to retain essential employees continuing with us following our October 2013 workforce reduction. Additionally, insurance and legal fees decreased from the prior year period.

        General and administrative expenses decreased 16% to $9.5 million for the year ended December 31, 2014 from $11.3 million for the year ended December 31, 2013. This decrease was primarily due a reduction in personnel costs as a result of the workforce reduction implemented in October 2013, a decrease in the accrual for product returns due to the closure of the return period for a portion of the previously sold inventory of FARESTON®, and decreased legal fees. These decreases were partially offset by increases related to cash retention bonuses and stock option and RSU grants made to employees as part of our efforts to retain essential employees needed for us to continue our business operations following the October 2013 workforce reduction, as well as severance and stock option modifications related to the resignation of our then Chief Executive Officer during the second quarter of 2014.

Other Income (Expense), Net

        Other income, net for the year ended December 31, 2015 was $57,000 and consisted of foreign currency transaction gains and losses, interest earned on our cash, cash equivalents and short-term investments, and other non-operating income or expense compared to other expense, net of $259,000 for the year ended December 31, 2014. Other expense for the year ended December 31, 2014 included an allocation of the total expenses related to the private placement of common stock and warrants completed in November 2014 as the warrants issued were accounted for as a liability. The remaining expenses were reflected as a reduction of equity. For the year ended December 31, 2013, we recorded a gain of $1.4 million from the sale of research and development property and equipment sold subsequent to the workforce reduction that occurred in October 2013.

Gain (Loss) on Change in Fair Value of Warrant Liability

        We recognized a warrant liability due to certain provisions of the warrants issued as part of the November 2014 private placement of common stock and warrants. The warrants are required to be accounted for as a liability at fair value and the fair value must be revalued at each balance sheet date until the earlier of the exercise of the warrants the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date is recorded as non-operating income in our statement of operations.

        These warrants were revalued at fair value as of December 31, 2015 and the decrease in fair value for the year then ended of $3.1 million was recorded as a non-cash gain on the change in fair value of warrant liability in our statement of operations. When the warrants were revalued at fair value as of December 31, 2014, an increase in fair value of $8.8 million was recorded for the year then ended as a non-cash loss on the change in fair value of warrant liability.

Liquidity and Capital Resources

        We have financed our operations to date primarily through public offerings and private placements of our securities, as well as payments from our former collaborators. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2015, we had an accumulated deficit of $513.5 million, which resulted primarily from:

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

  •
  general and administrative expenses.

        We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We do not expect to obtain any regulatory approvals, to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

        At December 31, 2015, we had cash, cash equivalents and short-term investments of $29.3 million, compared to $49.3 million at December 31, 2014 and $14.7 million at December 31, 2013. On November 14, 2014, we completed a private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds of approximately $42.8 million. The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors. The warrants became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.

        On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds of approximately $21.1 million. The warrants, which had a one year term, expired unexercised on March 6, 2015.

        The following table shows a summary of our cash flows for the periods indicated:

	Years Ending December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(20,035)	$(28,759)	$(43,971)
Net cash provided by (used in) investing activities	16,211	(31,220)	9,237
Net cash provided by financing activities	-	63,330	1,219

Net (decrease) increase in cash and cash equivalents	$(3,824)	$3,351	$(33,515)

        Net cash used in operating activities in all periods resulted primarily from funding our operations.

        Net cash provided by investing activities for the year ended December 31, 2015 primarily resulted from the maturities of short-term investments of $71.4 million offset by the purchase of short-term investments of $55.2 million. Net cash used in investing activities for the year ended December 31, 2014 primarily resulted from purchase of short-term investments of $41.9 million, partially offset by proceeds from the maturities of short-term investments of $10.7 million. Net cash provided by investing activities for the year ended December 31, 2013 resulted from the maturities of short-term investments of $9.3 million and proceeds from the sale of property and equipment of $1.4 million, partially offset by the purchase of short-term investments of $1.4 million and the purchase of information technology equipment and research and development equipment of approximately $32,000.

        There was no cash provided by or used in financing activities for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 2014 reflected aggregate net proceeds of $63.9 million from the issuance of common stock and warrants related to the March and November 2014 private placements, partially offset by $617,000 of employee withholding tax payments related to vested RSUs. Net cash provided by financing activities for the year ended December 31, 2013 reflected proceeds from the exercise of employee stock options of $1.2 million. Cash provided by financing activities for the years ended December 31, 2014 and 2013 were reduced by payments on our capital lease and financed equipment obligations.

        We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016. Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations beyond the end of 2016 and to continue as a going concern thereafter. In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and results from our recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, we will need to raise substantial additional capital in the near term in order to:

  •
  initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

  •
  meaningfully advance the preclinical development of our licensed SARD program through the preclinical studies required to initiate human clinical studies;

  •
  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

  •
  fund our operations and to continue as a going concern.

        Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A "Risk Factors" section of this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any. Our future funding requirements will depend on many factors, including:

  •
  the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing and any future clinical trials of enobosarm;

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

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding. Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, or, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing. In October 2013, following our announcement that our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to achieve the results required by the FDA for us to submit a new drug application for enobosarm, we announced and implemented a workforce reduction of approximately 60%. If we are unable to raise additional funds in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price. In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

        To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented even greater dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

NASDAQ Listing Compliance

        On December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by June 20, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, NASDAQ will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the Staff's determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations and to continue as a going concern, and could result in a loss of institutional investor interest and fewer development opportunities for us.

Contractual Obligations

        At December 31, 2015, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(2)	$1,100	$466	$634	$-	$-
(1)
This table does not include any royalty obligations under our license agreements with UTRF as the timing and likelihood of such payments are not known. In addition to the minimum payments due under our current license agreements, we may be required to pay royalties on any net sales of product if we receive regulatory approval for a SARM, including enobosarm, or SARD product candidate and successfully market the product. Additionally, if we sublicense rights under our SARM or SARD License Agreements, we also are obligated to pay a sublicense royalty on any licensing fee or milestone payments we may receive from a sublicensee.

(2)
Our long-term commitment under the operating lease consists of payments relating to a sublease for office space at 175 Toyota Plaza, Memphis, Tennessee. The sublease for the premises at 175 Toyota Plaza expires on April 30, 2018.

Off-Balance Sheet Arrangements

        We have not engaged in any off-balance sheet arrangements, including the use of standard finance, special purpose entities or variable interest entities.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in Federal Deposit Insurance Corporation insured certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2015.

        In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with initiating or conducting clinical trials for enobosarm and GTx-758 at clinical trial sites in Europe. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our financial position, results of operations and cash flows. A hypothetical 10% increase or decrease in foreign exchange rates would result in an immaterial change in our financial assets and liabilities denominated in euros. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2015. Actual results may differ materially. We have elected not to hedge our exposure to foreign currency fluctuations.

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

        Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

        None.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2016 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the "2016 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (1)   The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled "Proposal No. 1 — Election of Directors" and "Additional Information About the Board of Directors and Certain Corporate Governance Matters" appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

        (2)   The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

        (3)   The information required by this Item concerning our executive officers is set forth in the section entitled "Management — Executive Officers of the Registrant" in Part I, Item 1 of this Form 10-K.

        (4)   Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees as well as Guidelines on Governance Issues. These documents are available on our Web site (www.gtxinc.com) under "Investors" at "Corporate Governance." We will provide a copy of these documents to any person, without charge, upon request, by writing to us at GTx, Inc., Chief Legal Officer, 175 Toyota Plaza, Suite 700, Memphis, Tennessee 38103. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our Web site at the address and the location specified above.

ITEM 11.              EXECUTIVE COMPENSATION

        (1)   The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2016 Proxy Statement under the sections entitled "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation."

        (2)   The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation."

        (3)   The information required by this Item concerning our Compensation Committee's review and discussion of our Compensation Discussion and Analysis is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Compensation Committee Report."

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (1)   The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

        (2)   The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Equity Compensation Plan Information."

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        (1)   The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Certain Relationships and Related Party Transactions."

        (2)   The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Additional Information About the Board of Directors and Certain Corporate Governance Matters — Director Independence."

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information from the 2016 Proxy Statement under the section entitled "Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm."

 PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Management's Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2015 and 2014
F-6	Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
F-7	Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013
F-8	Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
F-9	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5	-	-	-	-
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.4	Consent, Waiver and Amendment among Registrant, J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated March 3, 2014, among the Registrant, J.R. Hyde III and The Pyramid Peak Foundation	10-K	000-50549	4.7	03/12/2014
4.8	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.9	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
10.1†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation	10-Q	000-50549	10.40	11/09/2007
10.2	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.47	03/03/2009
10.3*	Form of Indemnification Agreement	S-1	333-109700	10.12	12/22/2003
10.4*	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.1	03/15/2010

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.5*	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.2	03/15/2010
10.6*	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.3	03/15/2010
10.7*	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.4	03/15/2010
10.8*	GTx, Inc. 2004 Equity Incentive Plan and Form of Stock Option Agreement	S-1	333-109700	10.5	01/15/2004
10.9*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	05/06/2008
10.10*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 and Form of Stock Option Agreement	10-K	000-50549	10.52	03/03/2009
10.11*	GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement	S-1	333-109700	10.6	01/15/2004
10.12*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, effective April 26, 2006	8-K	000-50549	10.1	04/27/2006
10.13*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan	10-Q	000-50549	10.35	08/09/2006
10.14*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, as amended effective November 4, 2008	10-K	000-50549	10.51	03/03/2009
10.15*	GTx, Inc. 2013 Equity Incentive Plan	S-8	333-188377	99.1	05/06/2013
10.16*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan (Standard Form)	10-Q	000-50549	10.2	07/22/2013
10.17*	Form of Retention Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.3	11/12/2013

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.18*	Form of Retention Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.4	11/12/2013
10.19*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.5	05/11/2015
10.20*	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	S-8	333-188377	99.2	05/06/2013
10.21*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	10-Q	000-50549	10.4	07/22/2013
10.22*	Employment Agreement dated February 12, 2015, between Registrant and Robert J. Wills	10-Q	000-50549	10.4	05/11/2015
10.23*	Employment Agreement dated July 13, 2015, between Registrant and Diane C. Young	10-Q	000-50549	10.1	11/09/2015
10.24*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Marc S. Hanover	10-K	000-50549	10.20	03/05/2013
10.25*	Amendment to Amended and Restated Employment Agreement, effective as of April 3, 2014, between Registrant and Marc S. Hanover	10-Q	000-50549	10.3	05/12/2014
10.26*	Amended and Restated Employment Agreement dated February 12, 2015, between Registrant and Marc S. Hanover	10-K	000-50549	10.25	03/16/2015
10.27*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell	10-K	000-50549	10.22	03/05/2013
10.28*	Amended and Restated Employment Agreement dated February 14, 2013 between Registrant and James T. Dalton	10-K	000-50549	10.23	03/05/2013
10.29*	Consulting Agreement, made effective as of September 1, 2014, between the Registrant and James T. Dalton	10-Q	000-50549	10.3	08/05/2014

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.30*	Employment Agreement dated October 1, 2013 between Registrant and Jason T. Shackelford	10-K	000-50549	10.29	03/16/2015
10.31*	Form of Retention Benefits Letter Agreement for Mitchell S. Steiner and Marc S. Hanover	10-Q	000-50549	10.1	11/12/2013
10.32*	Form of Retention Benefits Letter Agreement for James T. Dalton, Jason T. Shackelford and Henry P. Doggrell	10-Q	000-50549	10.2	11/12/2013
10.33*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008	10-K	000-50549	10.53	03/03/2009
10.34*+	2015 Compensation Information for Registrant's Executive Officers	-	-	-	-
10.35*	Directors' Deferred Compensation Plan, as amended and restated effective February 14, 2013	10-K	000-50549	10.28	03/05/2013
10.36*+	Directors' Deferred Compensation Plan, as amended and restated effective February 18, 2016	-	-	-	-
10.37*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 14, 2013	10-K	000-50549	10.30	03/05/2013
10.38*	Non-Employee Director Compensation Policy of GTx, Inc., effective February 12, 2015	10-K	000-50549	10.39	03/16/2015
10.39*+	Non-Employee Director Compensation Policy of GTx, Inc., effective January 1, 2016	-	-	-	-
10.40	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.	S-1	333-109700	10.13	10/15/2003
10.41	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.	S-1	333-109700	10.14	10/15/2003
10.42	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.	10-Q	000-50549	10.27	07/27/2005

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.43	Sublease Agreement dated October 1, 2009 between Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.55	03/15/2010
10.44	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009	10-Q	000-50549	10.59	08/09/2011
10.45	Second Memorandum of Understanding Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	07/22/2013
10.46	Third Memorandum of Understanding, made effective as of October 1, 2013, Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	11/12/2013
10.47	Sublease Agreement, dated December 17, 2007, by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.46	03/11/2008
10.48	First Amendment, dated July 21, 2008, to the Sublease and Parking Sublicense Agreements dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.54	03/03/2009
10.49	Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.57	03/08/2011
10.50	Lease agreement, dated April 13, 2015, between Registrant and Hertz Memphis Three LLC	10-Q	000-50549	10.1	08/10/2015
10.51	Securities Purchase Agreement, dated March 3, 2014, by and among Registrant, J.R. Hyde III and The Pyramid Peak Foundation	10-K	000-50549	10.46	03/12/2014

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.52	Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	8-K	000-50549	10.1	11/10/2014
23.1+	Consent of Independent Registered Public Accounting Firm	-	-	-	-
24.1+	Power of Attorney (included on the signature pages hereto)	-	-	-	-
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
101.INS+	XBRL Instance Document	-	-	-	-
101.SCH+	XBRL Taxonomy Extension Schema Document	-	-	-	-
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	-	-	-	-
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-
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

GTx, Inc.
By	/s/ Marc S. Hanover
Marc S. Hanover
	Chief Executive Officer	Date: March 15, 2016
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

/s/ Marc S. Hanover Marc S. Hanover	Chief Executive Officer (Principal Executive Officer)	March 15, 2016
/s/ Jason T. Shackelford Jason T. Shackelford	Senior Director, Accounting and Corporate Controller and Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2016
/s/ Robert J. Wills Robert J. Wills, B.S., M.S., Ph.D.	Executive Chairman of the Board of Directors	March 15, 2016
/s/ Michael G. Carter Michael G. Carter, M. D.	Director	March 15, 2016

/s/ J. Kenneth Glass J. Kenneth Glass	Director	March 15, 2016
/s/ J. R. Hyde, III J. R. Hyde, III	Director	March 15, 2016
/s/ Kenneth S. Robinson Kenneth S. Robinson, M.D.	Director	March 15, 2016

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm who also audited the Company's financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's report on the Company's internal control over financial reporting is included in this Annual Report on the 10-K.

/s/ Marc S. Hanover Marc S. Hanover Chief Executive Officer Principal Executive Officer	/s/ Jason T. Shackelford Jason T. Shackelford Senior Director, Accounting and Corporate Controller Principal Financial and Accounting Officer

Memphis, Tennessee
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited GTx, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). GTx, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GTx, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTx, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 15, 2016

GTx, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,056	$17,880
Short-term investments	15,200	31,415
Prepaid expenses and other current assets	2,633	856

Total current assets	31,889	50,151
Property and equipment, net	5	29
Intangible and other assets, net	137	471

Total assets	$32,031	$50,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$382	$512
Warrant liability	27,349	30,430
Accrued expenses and other current liabilities	2,441	1,850

Total current liabilities	30,172	32,792
Other long-term liabilities	—	30
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: 400,000,000 and 200,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 140,374,112 and 140,325,643 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	141	140
Additional paid-in capital	515,192	512,460
Accumulated deficit	(513,474)	(494,771)

Total stockholders' equity	1,859	17,829

Total liabilities and stockholders' equity	$32,031	$50,651

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Expenses:
Research and development expenses	$13,607	$20,870	$32,318
General and administrative expenses	8,234	9,478	11,281

Total expenses	21,841	30,348	43,599

Loss from operations	(21,841)	(30,348)	(43,599)
Other income (expense), net	57	(259)	1,488
Gain (loss) on change in fair value of warrant liability	3,081	(8,804)	-

Net loss	$(18,703)	$(39,411)	$(42,111)

Net loss per share:
Basic	$(0.13)	$(0.48)	$(0.67)

Diluted	$(0.15)	$(0.48)	$(0.67)

Weighted average shares outstanding:
Basic	140,364,684	81,807,706	63,057,142

Diluted	147,774,040	81,807,706	63,057,142

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share data)

	Stockholders' Equity
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2013	62,818,424	63	460,887	(413,249)	47,701
Issuance of common stock under deferred compensation arrangements	45,667	-	-	-	-
Exercise of employee stock options	321,298	-	1,226	-	1,226
Directors' deferred compensation	-	-	135	-	135
Share-based compensation	-	-	3,733	-	3,733
Net loss	-	-	-	(42,111)	(42,111)

Balances at December 31, 2013	63,185,389	63	465,981	(455,360)	10,684
Issuance of common stock and warrants in March 2014 private placement, net of offering costs	11,976,048	12	21,123	-	21,135
Issuance of common stock and warrants in November 2014 private placement, net of offering costs	64,311,112	64	21,420	-	21,484
Vesting of restricted stock units, net of shares withheld for tax payments	853,094	1	(617)	-	(616)
Directors' deferred compensation	-	-	125	-	125
Share-based compensation	-	-	4,428	-	4,428
Net loss	-	-	-	(39,411)	(39,411)

Balances at December 31, 2014	140,325,643	140	512,460	(494,771)	17,829
Issuance of common stock under deferred compensation arrangements	48,469	-	-	-	-
Directors' deferred compensation	-	1	112	-	113
Share-based compensation	-	-	2,620	-	2,620
Net loss	-	-	-	(18,703)	(18,703)

Balances at December 31, 2015	140,374,112	$141	$515,192	$(513,474)	$1,859

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(18,703)	$(39,411)	$(42,111)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liability	(3,081)	8,804	-
Private placement expenses recorded as other income (expense), net	-	297	-
Share-based compensation	2,620	4,428	3,733
Directors' deferred compensation	113	125	135
Depreciation and amortization	43	102	384
Gain on sale of property and equipment	-	-	(1,366)
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,458)	(577)	399
Accounts payable	(130)	(296)	(899)
Accrued expenses and other liabilities	561	(2,231)	(4,246)

Net cash used in operating activities	(20,035)	(28,759)	(43,971)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(5)	(32)
Proceeds from the sale of property and equipment	-	-	1,424
Purchase of short-term investments, held to maturity	(55,219)	(41,905)	(1,425)
Proceeds from maturities of short-term investments, held to maturity	71,434	10,690	9,270

Net cash provided by (used in) investing activities	16,211	(31,220)	9,237

Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	-	63,949	-
Tax payments related to shares withheld for vested restricted stock units	-	(617)	-
Proceeds from exercise of employee stock options	-	-	1,226
Payments on capital lease and financed equipment obligations	-	(2)	(7)

Net cash provided by financing activities	-	63,330	1,219

Net (decrease) increase in cash and cash equivalents	(3,824)	3,351	(33,515)
Cash and cash equivalents, beginning of period	17,880	14,529	48,044

Cash and cash equivalents, end of period	$14,056	$17,880	$14,529

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

        The Company is developing selective androgen receptor modulators ("SARMs"), including its lead product candidate, enobosarm (GTx-024). SARMs are a class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions. The Company announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor ("ER") positive and androgen receptor ("AR") positive metastatic breast cancer who have previously responded to hormonal therapy. The Company commenced enrollment during 2015 in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer. Additionally, during 2015, the Company commenced enrollment in a Phase 2 clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive.

        The Company is also evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass. In the first quarter of 2016, the Company initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with Stress Urinary Incontinence ("SUI"). The Company is also currently evaluating several SARM compounds, including enobosarm, in preclinical models of Duchenne Muscular Dystrophy ("DMD") where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD. The Company's evaluation of SARMs as a potential treatment for DMD is at an early stage, and the Company's ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to the Company's ability to obtain additional funding.

        In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation ("UTRF") to develop UTRF's proprietary selective androgen receptor degrader ("SARD") technology which may have the potential to provide compounds that can degrade multiple forms of AR for those patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive castration-resistant prostate cancer ("CRPC"). The Company's evaluation of the licensed SARD technology is at an early stage and to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, the Company will require additional funding.

        The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements through the end of 2016. Accordingly, the Company needs to raise substantial additional capital in the near term in order to fund its operations beyond the end of 2016 and to continue as a going concern thereafter. In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

resources sooner than it currently expects, and the Company could need additional funding to sustain its operations even sooner than currently anticipated. While the Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements through the end of 2016, during which time it expects to obtain results from the patients enrolled in the first stage of each of its ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and results from its recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, the Company will need to raise substantial additional capital in the near term in order to:

  •
  initiate and complete the second stage of both of the Company's ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

  •
  meaningfully advance the preclinical development of the Company's licensed SARD program through the preclinical studies required to initiate human clinical studies;

  •
  undertake any further development of the Company's SARMs beyond its ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

  •
  fund the Company's operations and to continue as a going concern.

        In addition, these financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of its assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Short-term Investments

        At December 31, 2015 and 2014, short-term investments consisted of Federal Deposit Insurance Corporation ("FDIC") insured certificates of deposit with original maturities of greater than three months and less than one year.

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

Warrant Liability

        In November 2014, the Company issued warrants to purchase 64,311,112 shares of its common stock. The Company classifies the warrants as a liability on its balance sheet since the warrants contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model ("Black-Scholes Model")) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant. In addition, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant. Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company's common stock.

        As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value and the estimated warrant liability is required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. Upon the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016, the fair value of the warrants will be reclassified from a liability to stockholders' equity on the Company's balance sheet and no further adjustment to the fair value would be made in subsequent periods. See Note 6, Stockholders' Equity, for further information regarding these warrants and the Company's valuation of the warrant liability.

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

        Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

        Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

        Level 3 — Inputs that are unobservable for the asset or liability

        Asset and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 included only the Company's warrant liability of $27,349 and $30,430, respectively, which were classified within Level 3 of the hierarchy. A gain of $3,081 related to the change in the fair value of the warrant liability was recognized during the year ended December 31, 2015 as a non-cash gain in the Company's statement of operations. A loss of $8,804 related to the change in the fair value of the warrant liability was recognized during the year ended December 31, 2014 as a non-cash loss in the Company's statement of operations.

        Since the Company has the positive intent and ability to hold its certificates of deposit classified as short-term investments until maturity, these investments have been classified as held to maturity investments and are stated at cost, which approximates fair value. The Company considers these to be Level 2 investments as the fair values of these investments are determined using third-party pricing sources, which generally utilize observable inputs, such as interest rates and maturities of similar assets.

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

Income Taxes

        The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2015 and December 31, 2014, net of the valuation allowance, the net deferred tax assets were reduced to zero. See Note 8, Income Taxes, for further discussion.

Share-Based Compensation

        The Company has stock option and equity incentive plans that provide for the purchase or acquisition of the Company's common stock by certain of the Company's employees and non-employees. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee is required to provide service in exchange for the award. See Note 3, Share-Based Compensation, for further discussion.

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

Basic and Diluted Net Loss Per Share

        Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested restricted stock units ("RSUs") and common stock warrants. The calculation of

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

diluted income (loss) per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such warrants are dilutive to income (loss) per share for the period, adjustments to net income (loss) used in the calculation are required to remove the change in fair value of the warrant liability for the period.

        The following table sets forth the computation of the Company's net loss per share is as follows:

	Years Ended December 31,
	2015	2014	2013
Basic and diluted net loss per share
Numerator:
Net loss — basic	$(18,703)	$(39,411)	$(42,111)
Adjustments for the gain on change in fair value of the warrant liability	(3,081)	-	-

Net loss — diluted	(21,784)	(39,411)	(42,111)

Denominator:
Weighted average shares outstanding — basic	140,364,684	81,807,706	63,057,142
Dilutive warrants	5,563,723	-	-
Dilutive restricted stock units	1,843,786	-	-
Dilutive stock options	1,847	-	-

Weighted average shares outstanding — diluted	147,774,040	81,807,706	63,057,142

Net loss per share:
Basic	$(0.13)	$(0.48)	$(0.67)

Diluted	$(0.15)	$(0.48)	$(0.67)

Weighted average shares outstanding:
Basic	140,364,684	81,807,706	63,057,142

Diluted	147,774,040	81,807,706	63,057,142

        Weighted average potential shares of common stock of 8,387,455, 24,628,775, and 6,773,394 were excluded from the calculation of diluted net loss per share for the years ended December 31, 2015, 2014 and 2013, respectively, as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods. At December 31, 2015, the Company had 140,374,112 shares of common stock outstanding.

Comprehensive Loss

        For all periods presented, there were no differences between net loss and comprehensive loss.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Recent Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separating deferred taxes into current and noncurrent amounts. This guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company has early adopted this guidance on a prospective basis for the year ended December 31, 2015. This change did not have a material impact on the Company's financial position or results of operations for the year ended December 31, 2015.

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

Subsequent Events

        The Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date the financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

3.     Share-Based Compensation

        Share-based payments include stock option and RSU grants under the Company's stock option and equity incentive plans and deferred compensation arrangements for the Company's non-employee directors.

        The Company has granted and continues to grant to employees and non-employees options to purchase common stock under various plans at prices equal to the fair market value of its common stock on the dates the options are granted as determined in accordance with the terms of the applicable plan. The options have a term of ten years from the grant date and generally vest over three years from the grant date for director and non-employee options and over periods of up to five years from the grant date for employee options. Under the terms of the Company's stock option and equity incentive plans, employees generally have three months after the employment relationship ends to exercise all vested options except in the case of voluntary retirement, disability or death, where post-termination exercise periods are generally longer. The Company issues new shares of common stock upon the exercise of options. The Company estimates the fair value of stock option awards as of the date of the grant by applying the Black-Scholes Model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        Additionally, the Company periodically grants RSUs to its employees. The Company estimates the fair value of RSUs using the closing price of its common stock on the grant date. The fair value of the RSUs is amortized on a straight-line basis over the requisite service period of the awards. The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of RSUs granted that are expected to be forfeited or canceled before becoming fully vested.

        The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Research and development expenses	$1,210	$2,512	$1,875
General and administrative expenses	1,523	2,041	1,993

Total share-based compensation	$2,733	$4,553	$3,868

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2015, 2014 and 2013 included share-based compensation expense related to deferred compensation arrangements for the Company's non-employee directors of $113, $125 and $135, respectively. See Note 9, Directors' Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company's non-employee directors.

        For the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value per share of stock options granted was $0.57, $1.04 and $2.13, respectively. The key assumptions used in determining the grant date fair value of options granted in 2015, 2014 and 2013, and a summary of the methodology applied to develop each assumption is as follows:

	Years Ended December 31,
	2015	2014	2013
Expected price volatility	89.6%	86.5%	82.9%
Risk-free interest rate	1.6%	2.3%	1.27%
Weighted average expected life in years	6.0 years	6.9 years	5.9 years
Dividend yield	0%	0%	0%

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

        The following is a summary of stock option transactions for all of the Company's stock option and equity incentive plans for the three year period ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2013	5,382,859	$7.96
Options granted	2,784,200	3.12
Options forfeited or expired	(1,400,419)	5.86
Options exercised	(321,298)	3.81

Options outstanding at December 31, 2013	6,445,342	6.58
Options granted	3,094,500	1.34
Options forfeited or expired	(1,435,408)	8.50
Options exercised	-	-

Options outstanding at December 31, 2014	8,104,434	4.24
Options granted	365,000	0.77
Options forfeited or expired	(486,266)	7.54
Options exercised	-	-

Options outstanding at December 31, 2015	7,983,168	3.88

Options vested and expected to vest at December 31, 2015	7,834,923	3.93

        The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.61 - $1.33	2,782,000	8.56	$1.23	33,334	$0.72
$1.42 - $3.36	2,786,500	6.67	2.26	2,068,802	2.32
$3.44 - $20.40	2,414,668	3.98	8.81	2,002,472	9.76

	7,983,168	6.51	3.88	4,104,608	5.93

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        At December 31, 2015, the aggregate intrinsic value of all outstanding options was $3 with a weighted average remaining contractual term of 6.51 years. Of the Company's outstanding options, 4,104,608 options were exercisable and had a weighted average remaining contractual term of 4.94 years and an aggregate intrinsic value of $2. Additionally, the Company's vested and expected to vest options had a weighted average remaining contractual term of 6.48 years and an aggregate intrinsic value of $3.

        There were no options exercised during the years ended December 31, 2015 and 2014. The total intrinsic value of options exercised during the year ended December 31, 2013 was $688. At December 31, 2015, the total compensation cost related to non-vested options not yet recognized was $3,346, with a weighted average expense recognition period of 2.99 years. Shares available for future issuance under the Company's stock option and equity incentive plans were 3,013,965 at December 31, 2015. On January 1, 2016, shares available for future issuance under the 2013 equity incentive plan and 2013 non-employee director equity incentive plan increased by an aggregate of 6,114,964 shares in accordance with the automatic increase provisions of such plans.

        During the year ended December 31, 2015, the Company granted 8,200,000 RSUs to employees of which a portion of each award vests annually over a three year period from the date of grant. The non-vested RSUs had a weighted average grant date fair value per share of $0.72. At December 31, 2015, all of these RSUs remained unvested and the total compensation cost related to non-vested RSUs not yet recognized was $4,111, with a weighted average expense recognition period of 1.65 years. Additionally, in the fourth quarter of 2013, the Company granted RSUs to employees that vested in full June 1, 2014. At December 31, 2013, the Company had 1,225,000 unvested RSUs outstanding with a weighted average grant date fair value per share of $1.87. All of these RSUs vested during the second quarter of 2014 and no RSUs were outstanding as of December 31, 2014. The number of RSUs vested included 371,906 shares that were withheld on behalf of the Company's employees to satisfy the statutory tax withholding requirements.

4.     Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2015	2014
Computer equipment and software	$1,435	$2,128
Furniture and fixtures	853	1,032
Leasehold improvements	355	355
Office equipment	211	261

	2,854	3,776
Less: accumulated depreciation	(2,849)	(3,747)

	$5	$29

        Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $27, $88, and $369, respectively. Of these amounts, $1, $1 and $169, respectively, were included in research and development expenses in the statements of operations.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
Clinical trials	$1,899	$929
General and administrative	281	379
Research and development	246	63
Employee compensation	15	160
Net deferred income tax liabilities	-	319

	$2,441	$1,850

6.     Stockholders' Equity

Authorized Capital

        On May 6, 2015, the Company filed a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company's common stock, par value $0.001 per share, from 200,000,000 shares to 400,000,000 shares. The Company's certificate of incorporation currently authorizes the Company to issue 400,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock and Associated Warrant Liability

        On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses. The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors. The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method. Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders' equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter. Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant. Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company's common stock. The warrants, however, contain certain terms that could require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes Model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant. Due to the provision of the warrants that could require cash settlement upon certain change of control transactions, the Company is required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability is required to be

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.

        The fair value of the warrants at December 31, 2015 of $27,349 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 98%, risk-free interest rate of 1.4%, expected life of approximately 3.4 years and no dividends. The fair value of the warrants at December 31, 2014 of $30,430 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 91%, risk-free interest rate of 1.5%, expected life of approximately 4.5 years and no dividends. The decrease in fair value from December 31, 2014 of $3,081 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company's statement of operations. Significant changes to the Company's market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company's stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company's stock price will likely create a decrease to the fair value of the warrant liability.

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

7.     License Agreements

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

        In accordance with the terms of the SARM License Agreement that the Company entered into with UTRF in July 2007, the Company paid a one-time up-front fee of $290, which was recorded as an intangible asset by the Company. This intangible asset, net at December 31, 2015 and 2014 was $137 and $152, respectively.

        The Company and UTRF also entered into a license agreement in March 2015 pursuant to which the Company was granted exclusive worldwide rights in all existing SARD technologies owned or controlled by UTRF, including all improvements thereto (the "SARD License Agreement"). Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed.

8.     Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company's net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
Deferred income tax assets:
Net federal and state operating loss carryforwards	$146,433	$139,126
Research and development credits	13,245	12,754
Share-based compensation	7,088	6,800
Depreciation and amortization	58	89
Other	37	69

Total deferred tax assets	166,861	158,838

Deferred income tax liabilities:
Other	251	329

Total deferred tax liabilities	251	329

Net deferred tax assets	166,610	158,509
Valuation allowance	(166,610)	(158,509)

	$-	$-

        Realization of deferred income tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, due to the Company's history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8,101, $9,648 and $17,318 in 2015, 2014 and 2013, respectively.

        At December 31, 2015, the Company had net federal operating loss carryforwards of approximately $377,710, which expire from 2018 to 2035 if not utilized. The Company had state operating loss carryforwards of approximately $353,519, which expire from 2016 to 2035 if not utilized. The Company also had research and development credits at December 31, 2015 of approximately $13,245, which expire from 2020 to 2035 if not utilized.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2015, the Company had no unrecognized tax benefits. Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company completed a study of its net operating losses through December 31, 2014 to determine whether such amounts are likely to be limited by Section 382. As a result of this study and its analysis of subsequent ownership changes, the Company does not currently believe any Section 382 limitation exists through December 31, 2015. However, any future ownership changes under Section 382 may limit the Company's ability to fully utilize these tax benefits. The Company has not yet conducted an in-depth study of its research and development credits, although the Company periodically reviews assumptions used in its calculations to reflect its best estimate of expected credit. An in-depth study may result in an increase or decrease to the Company's research and development credits and until such study is conducted of the Company's research and development credits, no amounts are being presented as an uncertain tax position. The Company's net deferred income tax assets have been fully offset by a valuation allowance. Therefore, future changes to the Company's unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company's balance sheet, statement of operations, or cash flows. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

9.     Directors' Deferred Compensation Plan

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

        For the years ended December 31, 2015, 2014 and 2013, the Company incurred non-employee director fee expense of $229, $247 and $259, respectively, of which $113, $125 and $135 was deferred into stock accounts and will be paid in common stock following separation from service as a director. At December 31, 2015, 361,005 shares of the Company's common stock had been credited to individual director stock accounts under the Directors' Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors' Deferred Compensation Plan.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10.   401(k) Plan

        The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $18 for employees under age 50 and $24 for employees 50 and older in calendar year 2015. Employee contributions are held in the employees' name and invested by the plan's trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee's contributions to the plan in the amount of $189, $200 and $338 in 2015, 2014 and 2013, respectively.

11.   Commitments and Contingencies

Operating Lease Commitments

        The Company previously leased laboratory facilities and office space pursuant to a sublease, which had been accounted for as an operating lease. Subsequent to the reduction in force implemented in October 2013, this lease was cancelled effective December 31, 2013. Prior to April 30, 2015, the Company subleased office space under a sublease that was accounted for as an operating lease. Upon expiration of this lease, the Company entered into a new office lease with respect to the Company's current office space. The new office lease term commenced on May 1, 2015 with a three year term ending on April 30, 2018, with an option to extend the lease for an additional three years. Total rent expense under the operating leases was approximately $501, $513 and $674 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, future annual minimum payments under operating lease arrangements were $466, $475, and $159 for the year ended December 31, 2016, 2017, and 2018, respectively.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$2,948	$2,956	$3,824	$3,879
General and administrative expenses	2,111	2,005	2,039	2,079

Total expenses	5,059	4,961	5,863	5,958

Loss from operations	(5,059)	(4,961)	(5,863)	(5,958)
Other income (expense), net	27	25	9	(4)
Gain (loss) on change in fair value of warrant liability (a)	2,648	(43,016)	40,720	2,729

Net loss	$(2,384)	$(47,952)	$34,866	$(3,233)

Net income (loss) per share:
Basic	$(0.02)	$(0.34)	$0.25	$(0.02)

Diluted	$(0.02)	$(0.34)	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic	140,335,875	140,374,112	140,374,112	140,374,112

Diluted	140,335,875	140,374,112	154,852,127	149,529,197

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$6,360	$7,894	$3,362	$3,254
General and administrative expenses	2,629	3,052	1,594	2,203

Total expenses	8,989	10,946	4,956	5,457

Loss from operations	(8,989)	(10,946)	(4,956)	(5,457)
Other income (expense), net	2	2	21	(284)
Loss on change in fair value of warrant liability (a)	-	-	-	(8,804)

Net loss	$(8,987)	$(10,944)	$(4,935)	$(14,545)

Net loss per share — basic and diluted	$(0.14)	$(0.15)	$(0.06)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	66,512,069	75,433,302	76,014,531	108,869,121

(a)
The gain (loss) on change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholder's Equity, for further information.