Form 10-Q
period 2016-03-31
GTX INC /DE/
filed 2016-05-10
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, 141,749,150 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I:  FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,063	$14,056
Short-term investments	12,200	15,200
Prepaid expenses and other current assets	2,295	2,633
Total current assets	26,558	31,889
Property and equipment, net	12	5
Intangible assets, net	134	137
Total assets	$26,704	$32,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$903	$382
Warrant liability	—	27,349
Accrued expenses and other current liabilities	2,116	2,441
Total current liabilities	3,019	30,172
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 400,000,000 shares authorized at March 31, 2016 and December 31, 2015; 141,749,150 and 140,374,112 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	142	141
Additional paid-in capital	534,911	515,192
Accumulated deficit	(511,368)	(513,474)
Total stockholders’ equity	23,685	1,859
Total liabilities and stockholders’ equity	$26,704	$32,031

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Expenses:
Research and development expenses	$3,971	$2,948
General and administrative expenses	2,114	2,111
Total expenses	6,085	5,059
Loss from operations	(6,085)	(5,059)
Other income, net	28	27
Gain on change in fair value of warrant liability	8,163	2,648
Net income (loss)	$2,106	$(2,384)

Net income (loss) per share — basic and diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	141,522,043	140,335,875
Diluted	143,448,168	140,335,875

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,106	$(2,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of warrant liability	(8,163)	(2,648)
Depreciation and amortization	4	17
Share-based compensation	714	419
Directors’ deferred compensation	30	31
Changes in assets and liabilities:
Prepaid expenses and other assets	338	157
Accounts payable	521	(74)
Accrued expenses and other liabilities	(325)	(213)
Net cash used in operating activities	(4,775)	(4,695)
Cash flows from investing activities:
Purchase of property and equipment	(8)	—
Purchase of short-term investments, held to maturity	(7,200)	(10,202)
Proceeds from maturities of short-term investments, held to maturity	10,200	11,180
Net cash provided by investing activities	2,992	978
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	(210)	—
Net cash used in financing activities	(210)	—
Net decrease in cash and cash equivalents	(1,993)	(3,717)
Cash and cash equivalents, beginning of period	14,056	17,880
Cash and cash equivalents, end of period	$12,063	$14,163

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions.  The Company announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive metastatic breast cancer who have previously responded to hormonal therapy.  Based on these results, the Company commenced enrollment in 2015 in a Phase 2 clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive.  During 2015, the Company also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer.

The Company is also evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  In the first quarter of 2016, the Company initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with Stress Urinary Incontinence (“SUI”).  The Company is also currently evaluating several SARM compounds, including enobosarm, in preclinical models of Duchenne Muscular Dystrophy (“DMD”) where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD.  The Company’s evaluation of SARMs as a potential treatment for DMD is at an early stage, and the Company’s ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to the Company’s ability to obtain additional funding.

In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR for those patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company’s evaluation of the licensed SARD technology is at an early stage and to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, the Company will require additional funding.

The Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements only through the end of 2016.  Accordingly, the Company needs to raise substantial additional capital in the near term in order to fund its operations beyond the end of 2016 and to continue as a going concern thereafter.  In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and the Company could need additional funding to sustain its operations even sooner than currently anticipated. While the Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements through the end of 2016, during which time it expects to obtain results from the patients enrolled in the first stage of each of its ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and results from its recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, the Company will need to raise substantial additional capital in the near term in order to:

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

•                  initiate and complete the second stage of both of the Company’s ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

•                  meaningfully advance the preclinical development of the Company’s licensed SARD program through the preclinical studies required to initiate human clinical studies;

•                  undertake any further development of the Company’s SARMs beyond its ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and its ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

•                  fund the Company’s operations and to continue as a going concern.

In addition, these condensed financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of its assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

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

Warrant Liability

In November 2014, the Company issued warrants to purchase 64,311,112 shares of its common stock. The Company classified these warrants as a liability on its balance sheet since the warrants contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model (“Black-Scholes Model”)) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  As a result of the provision of the warrants requiring cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability at March 31, 2016.  The Company recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date.  No further adjustments to the fair value of these warrants will be made in the future.

Fair Value of Financial Instruments and Warrant Liability

The carrying amounts of the Company’s financial instruments (which include cash, cash equivalents, short-term investments, and accounts payable) and its prior warrant liability approximate their fair values.  The fair value of the warrant liability was estimated using the Black-Scholes-Merton pricing valuation model.  See Note 4, Stockholders’ Equity, for additional disclosure on the valuation methodology and significant assumptions.  The Company’s financial assets and liabilities are classified within a three-level fair value hierarchy that prioritizes the inputs used to measure fair value, which is defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 — Inputs that are unobservable for the asset or liability

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2016.  Liabilities measured at fair value on a recurring basis as of December 31, 2015 included only the Company’s warrant liability of $27,349, which was classified within Level 3 of the hierarchy.  A non-cash gain of $8,163 related to the change in the fair value of the warrant liability was recognized during the three months ended March 31, 2016 in the Company’s condensed statement of operations.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

At March 31, 2016 and December 31, 2015, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2016 and December 31, 2015, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Other Income, net

Other income (expense), net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, and other non-operating income or expense.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  This new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

2.  Share-Based Compensation

Share-based payments include stock option grants and restricted stock units (“RSUs”) under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$294	$189
General and administrative expenses	450	261
Total share-based compensation	$744	$450

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $30 and $31, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended March 31,
	2016	2015
Expected price volatility	91.4%	88.5%
Risk-free interest rate	2.1%	2.0%
Weighted average expected life in years	7 years	7 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	7,983,168	$3.88
Options granted	3,385,000	0.70
Options forfeited or expired	(290,166)	2.65
Options exercised	—	—
Options outstanding at March 31, 2016	11,078,002	2.94

During the year ended December 31, 2015, the Company granted 8,200,000 RSUs to employees of which a portion of each award vests annually over a three year period from the date of grant.  The Company estimates the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.  The non-vested RSUs had a weighted average grant date fair value per share of $0.72.   During the three months ended March 31, 2016, 360,000 of these RSUs were forfeited and 1,673,334 RSUs vested.  As of March 31, 2016, there were 6,166,666 RSUs outstanding.

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

	Three months ended March 31,
	2016	2015
Basic and diluted net income (loss) per share
Numerator:

Net income (loss) — basic and diluted	$2,106	$(2,384)

Denominator:
Weighted average shares outstanding — basic	141,522,043	140,335,875
Dilutive restricted stock units	1,926,125	—
Weighted average shares outstanding — diluted	143,448,168	140,335,875

Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	141,522,043	140,335,875
Diluted	143,448,168	140,335,875

Weighted average potential shares of common stock of 75,917,987 and 83,097,046  for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculations of diluted income (loss) per share as inclusion of the potential shares would have had an anti-dilutive effect on the net income (loss) per share for the periods.

4.              Stockholders’ Equity

Common Stock and Associated Warrant Liability

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders’ equity,

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  The warrants, however, also contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes Model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  Due to the provision of the warrants that could have required cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  The Company recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date.  No further adjustments to the fair value of these warrants will be made in the future.

The fair value of the warrants on the March 25, 2016 modification date of $19,186 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 101%, risk-free interest rate of 1.1%, expected life of approximately 3.1 years and no dividends.  The fair value of the warrants at December 31, 2015 of $27,349 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 98%, risk-free interest rate of 1.4%, expected life of approximately 3.4 years and no dividends.  The decrease in fair value from December 31, 2015 to March 25, 2016 of $8,163 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s statement of operations.

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “envisions,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors.  We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD.  In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond or are resistant to current therapies.

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

In 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC.  This open-label, multinational clinical trial, which utilizes a Simon’s two-stage clinical trial design, is expected to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, and clinical benefit will be assessed at 16 weeks of treatment.  There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial will continue to enroll the second stage of the study. We also commenced enrollment in 2015 in a Phase 2 clinical trial evaluating enobosarm in patients whose metastatic or locally advanced breast cancer is both ER positive and AR positive. This open-label, multinational clinical trial, which is enrolling patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed, will also utilize a Simon’s two-stage clinical trial design.  The trial is expected to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts.  One cohort will receive a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts.  If at least 3 of the 18 patients achieve clinical benefit in one or both cohorts, the trial will continue through the second stage for that cohort. For each of these two Phase 2 clinical trials, clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  We currently estimate we have sufficient funding through the end of 2016 to allow us to obtain the results from the patients enrolled in the first stage of each clinical trial, but our ability to enroll patients to the second stage and complete both of these clinical trials will require us to seek sufficient additional funding.

We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  In the first quarter of 2016, we initiated and commenced enrollment of a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of SUI.  SUI refers to the unintentional leakage of urine during activities that increase abdominal pressure such as coughing, sneezing or physical exercise and is the most common type of incontinence suffered by women, affecting up to 35% of adult women.  The rationale for evaluating enobosarm as a treatment for SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass in animal models following treatment with our SARM compounds, including enobosarm, as well as safety data from enobosarm clinical trials involving more than 1,000 subjects treated with enobosarm.  We anticipate top-line data from this Phase 2 clinical trial of enobosarm in SUI by the end of 2016.  We are also currently evaluating several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.  Based on the extensive SARM data from our preclinical and clinical development efforts, we are undertaking preclinical studies and have initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD.  Our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.

In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR.  We believe SARDs may have the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7.  Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost.  In addition, most patients who initially respond to available treatments eventually have disease progression due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at an early stage.  We are currently implementing an appropriate development program for SARDs and have selected drug development candidates for the preclinical studies required to support first in human clinical trials.  However, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding.

We are in the process of concluding our Phase 2 clinical trial evaluating GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC.  Based on the significant resources that would be needed to advance GTx-758, we do not plan to further develop this program after the conclusion of this Phase 2 clinical trial.

Financial Highlights

Our net income for the three months ended March 31, 2016 was $2.1 million.  Net income for the three months ended March 31, 2016 included a non-cash gain of $8.2 million due to the revaluation of our warrant liability during the quarter, which warrant liability resulted from the issuance of common stock and warrants in our November 2014 private placement. Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement from us under certain circumstances.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date. No further adjustments to the fair value of these warrants will be made in the future.  Our operating loss for the three months ended March 31, 2016 was $6.1 million. We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At March 31, 2016, we had cash, cash equivalents and short-term investments of $24.3 million compared to $29.3 million at December 31, 2015.  On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses.  These warrants expired on March 6, 2015.  On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations beyond the end of 2016 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and the results from our recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, we will need to raise substantial additional capital in the near term in order to:

•                  initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

•                  meaningfully advance the preclinical development of our licensed SARD program through the preclinical studies required to initiate human clinical studies;

•                  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

•                  fund our operations and to continue as a going concern.

If we are unable to raise additional funds in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, we may be required to, among other things, make further reductions in our workforce similar to or greater than our October 2013 workforce reduction that resulted in the elimination of approximately 60% of our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

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

We expect that our research and development expenses for fiscal year 2016 will increase as compared to fiscal year 2015 primarily due to our three ongoing Phase 2 clinical trials evaluating enobosarm in two different breast cancer indications targeting the androgen receptor and as a potential treatment for postmenopausal women with SUI.

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Development Programs

The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.

Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 open-label clinical trial evaluating enobosarm in patients whose breast cancer is both ER positive and AR positive.

Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	Phase 2	Commenced enrollment of a Phase 2 proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI.

SARMs
Treatment of DMD	SARM	Preclinical	Conducting preclinical research to better understand the potential of SARMs as a treatment for DMD.

SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Drug development candidates undergoing preclinical studies required to support first in human clinical trials.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

Warrant Liability

In November 2014, we issued warrants to purchase 64,311,112 shares of our common stock. We classified these warrants as a liability on our balance sheet since the warrants contained certain terms that could have required us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, we were required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date.   No further adjustments to the fair value of these warrants will be made in the future.

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

The determination of the fair value of stock options on the date of grant is based upon the expected life of the award, the expected stock price volatility over the expected life of the awards, and risk-free interest rate.  We estimate the expected life of options by calculating the average of the vesting term and contractual term of the options.  We estimate the expected stock price volatility based on the historical volatility of our common stock.  The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options.  Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future.  The amount of share-based compensation expense recognized is reduced ratably over the vesting period by an estimate of the percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Share-based compensation also includes restricted stock units, or RSUs, granted to employees.  We estimate the fair value of RSUs using the closing price of our stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development expenses	$294	$189
General and administrative expenses	450	261
Total share-based compensation	$744	$450

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $30,000 and $31,000, respectively.  At March 31, 2016, the total compensation cost related to non-vested stock options not yet recognized was approximately $4.6 million with a weighted average expense recognition period of 3.75 years. At March 31, 2016, the total compensation cost related to non-vested RSUs not yet recognized was approximately $3.4 million with a weighted average expense recognition period of 1.82 years.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  This new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  We do not expect the adoption of the standard update to have a significant impact on our financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended March 31,
Proposed Candidate / Proposed Indication	Program	2016	2015
		(in thousands)
Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	$1,291	$1,181

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	1,495	839

Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	273	—

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	213	555

Other research and development		699	373

Total research and development expenses		$3,971	$2,948

Research and development expenses increased to $4.0 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased from the prior year period due to the timing of activities related to conducting the ongoing Phase 2 clinical trial for the treatment of women with AR positive TNBC, which commenced enrollment during the fourth quarter of 2015. The prior year period consisted primarily of expenses related to preparatory activities for this clinical trial.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer increased from the prior year period due primarily to the timing of activities related to conducting the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer, which commenced enrollment during the third quarter of 2015.  The current year period also included expenses related to our ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer that began in the second quarter of 2013.  The prior year period consisted primarily of expenses related to preparatory activities for the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the ongoing Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI during the three months ended March 31, 2016 consisted of expenses related to the Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016.

Research and development expenses related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the three months ended March 31, 2016 compared to the prior year period due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

“Other research and development” expenses for the three months ended March 31, 2016 included costs for research to identify one or more lead SARD compounds that could be advanced into preclinical and clinical development and activities relating to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

General and Administrative Expenses

General and administrative expenses of $2.1 million for the three months ended March 31, 2016 remained consistent with the prior year period.

Gain on Change in Fair Value of Warrant Liability

Prior to March 25, 2016, we recognized a warrant liability due to certain provisions of the warrants issued as part of our November 2014 private placement of common stock and warrants.  The warrants were required to be accounted for as a liability at fair value and the fair value was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement of the warrants upon certain change of control transactions or the expiration of such provision on December 31, 2016.  The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating income in our condensed statement of operations.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date.   No further adjustments to the fair value of these warrants will be made in the future.  The final revaluation of the warrants’ fair value as of March 25, 2016 resulted in a non-cash gain of $8.2 million that was recorded as the change in fair value of warrant liability in our condensed statement of operations for the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2016, we had cash, cash equivalents and short-term investments of $24.3 million compared to $29.3 million at December 31, 2015.  Net cash used in operating activities was $4.8 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2016 and resulted primarily from the maturities of short-term investments of $10.2 million offset by the purchase of short-term investments of $7.2 million.  Net cash provided by investing activities was $978,000 for the three months ended March 31, 2015 and resulted from the maturities of short-term investments of $11.2 million offset by the purchase of short-term investments of $10.2 million.

Net cash used in financing activities for the three months ended March 31, 2016 was $210,000 for tax payments related to shares withheld for vested restricted stock units.  There was no cash provided by or used in financing activities for the three months ended March 31, 2015.

We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations beyond the end of 2016 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer and results from our recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, we will need to raise substantial additional capital in the near term in order to:

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We also do not have any commitments for future external funding.  Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, or, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing.   In October 2013, following our announcement that our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to achieve the results required by the FDA for us to submit a new drug application for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

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

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There were no material changes during the first quarter of 2016 from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

NASDAQ Listing Compliance

On December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by June 20, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, NASDAQ will notify us that our common stock will be subject to delisting.  In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations and to continue as a going concern, and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of March 31, 2016, we had an accumulated deficit of $511.4 million. Though our net income for the three months ended March 31, 2016 was $2.1 million as a result of a non-cash gain of $8.2 million due to the revaluation of our warrant liability at March 31, 2016, our operating loss for the three months ended March 31, 2016 was $6.1 million and we expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

At March 31, 2016, we had cash, cash equivalents and short-term investments of $24.3 million. We estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations beyond the end of 2016 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. While we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only through the end of 2016, during which time we expect to obtain results from the patients enrolled in the first stage of each of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer, using a Simon’s two-stage clinical trial design, as well as the results from our recently initiated Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI, we will need to raise substantial additional capital in the near term in order to:

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We also do not have any commitments for future external funding.  Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to submit a NDA for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations beyond the end of 2016 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

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

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation”  under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 15, 2016, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

We are also exploring the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including drisapersen by BioMarin Pharmaceutical Inc., eteplirsen by Sarepta Therapeutics Inc., PTC 124 by PTC Therapeutics Inc. and DS-1541b, by Daiichi Sankyo Co.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone.  Marathon Pharmaceuticals LLC has completed a Phase 3 trial with a glucocorticoid, deflazacort.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of AR for patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive CRPC.  We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-330, a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other, in preclinical development for application to treat advanced prostate cancer and Androscience Corporation’s androgen receptor degrader enhancer, or ARD, currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, it has been reported that two other companies are developing drugs to treat men with CRPC who are resistant to current therapies: Tokai Pharmaceuticals is developing TOK-001 (Galeterone) with a principal mechanism of action as a CYP17 lyase inhibitor and AR antagonist and Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant prostate cancer.  Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC in patients who have received prior chemotherapy and recently received approval for the treatment of metastatic castrate resistant prostate cancer prior to chemotherapy.  Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen (ARN-509) that is currently being evaluated in Phase 3 studies in men with progressive, advanced prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of ODM-201 in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Millennium: The Takeda Oncology Company is developing TAK-700 for the treatment of men with metastatic CRPC prior to chemotherapy.

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

Risks Related to Employees, Growth and Other Aspects of Operations

Management transition creates uncertainties and could harm our business.*

Over the past few years, we have experienced significant changes in executive leadership, and more could occur.  For example, on April 3, 2014, Mr. Hanover was appointed as our interim Chief Executive Officer and on February 12, 2015, Mr. Hanover was appointed as our permanent Chief Executive Officer. Upon the appointment of Mr. Hanover as interim Chief Executive Officer, the duties of our principal financial officer were assigned to Mr. Shackelford.  Also, on March 2, 2015, Robert J. Wills was appointed as our Executive Chairman and effective July 13, 2015, Diane C. Young joined us as our Vice President, Chief Medical Officer.

As a result of the changes in our management team, Messrs. Hanover and Shackelford have taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert their attention away from certain key areas of our business.  For instance, Mr. Hanover has taken on the role of our Chief Executive Officer in addition to the role he served when functioning as our President and Chief Operating Officer, positions that were previously occupied by two persons. In addition, while Dr. Wills’ role as our Executive Chairman is, in part, to support Mr. Hanover in his role as our permanent Chief Executive Officer, the position of Executive Chairman is relatively new to us and it may be some time before we can determine if Mr. Hanover will require additional assistance. Changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 28 employees remained as employees of GTx as of March 31, 2016.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of March 31, 2016, we had only 28 employees.

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

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share.  On December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by June 20, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, NASDAQ will notify us that our common stock will be subject to delisting.  In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise.

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

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing market price for our common stock has varied between a high of $1.57 on July 2, 2015 and a low of $0.47 on January 15, 2016 in the twelve-month period ended March 31, 2016. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

•                  our ability to raise additional capital in the near term to carry through with our preclinical and clinical development plans, including to initiate and complete the second stage of our ongoing Phase 2 clinical trials of enobosarm, as well as our current and future operations, and the terms of any related financing arrangements;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of March 31, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 74.6% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 36.1% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2016, the average daily trading volume of our common stock on The NASDAQ Capital Market was 128,040 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2016, we had 141,749,150 shares of common stock outstanding.  In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

ITEM 5.                OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At our 2016 Annual Meeting of Stockholders, or the Annual Meeting, held on May 4, 2016 at our corporate offices in Memphis, Tennessee, our stockholders voted on the following four proposals:

(1)         Proposal No. 1:  Proposal to elect the two nominees for Class III director named below to serve until our 2019 Annual Meeting of Stockholders and until their successors have been duly elected and qualified.  Both of the named nominees were so elected, with the votes thereon at the Annual Meeting as follows:

	Final Voting Results
Nominee	For	Withheld	Broker Non- Vote
Michael G. Carter, M.D., Ch.B., F.R.C.P.	109,545,811	2,713,177	23,511,286
J. R. Hyde, III	103,218,960	9,040,028	23,511,286

Our Class I directors, Marc S. Hanover and Kenneth S. Robinson, M.D., M.Div., will each continue to serve on our Board of Directors until our 2017 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, J. Kenneth Glass and Robert J.

Wills, Ph.D., will each continue to serve on our Board of Directors until our 2018 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(2)         Proposal No. 2:  Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2016. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
135,525,584	103,027	141,663	—

(3)        Proposal No. 3:  Proposal to approve a series of alternate amendments to our Restated Certificate of Incorporation to effect, at the discretion of our Board of Directors, a reverse stock split at a reverse stock split ratio ranging from one-for-five (1:5) and one-for-fifteen (1:15), inclusive, as more specifically described in our definitive proxy statement filed with the SEC on March 28, 2016, or the Proxy Statement. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
134,345,318	1,369,770	55,186	—

(4)         Proposal No. 4:  Proposal to approve a series of alternate amendments to our Restated Certificate of Incorporation to effect, if and only if Proposal No. 3 is both approved and implemented, a corresponding reduction in the total number of authorized shares of our common stock, as more specifically described in the Proxy Statement. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
134,500,979	914,191	355,104	—

ITEM 6.                EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: May 10, 2016	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director of Accounting and Corporate Controller and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5	—	—	—	—
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
4.9+	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	—	—	—	—
10.1+	2016 Compensation Information for Registrant’s Executive Officers	—	—	—	—
10.2	Directors’ Deferred Compensation Plan, as amended and restated effective February 18, 2016	10-K	000-50549	10.36	03/15/2016
10.3	Non-Employee Director Compensation Policy of GTx, Inc., effective January 1, 2016	10-K	000-50549	10.39	03/15/2016
31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—
101.INS+	XBRL Instance Document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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