Form 10-Q
period 2016-06-30
GTX INC /DE/
filed 2016-08-09
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 04, 2016, 141,915,817 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,572	$14,056
Short-term investments	10,200	15,200
Prepaid expenses and other current assets	2,064	2,633
Total current assets	21,836	31,889
Property and equipment, net	11	5
Intangible assets, net	130	137
Total assets	$21,977	$32,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,387	$382
Warrant liability	—	27,349
Accrued expenses and other current liabilities	2,143	2,441
Total current liabilities	3,530	30,172
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 400,000,000 shares authorized at June 30, 2016 and December 31, 2015; 141,749,150 and 140,374,112 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	142	141
Additional paid-in capital	535,725	515,192
Accumulated deficit	(517,420)	(513,474)
Total stockholders’ equity	18,447	1,859
Total liabilities and stockholders’ equity	$21,977	$32,031

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Expenses:
Research and development expenses	$4,058	$2,956	$8,029	$5,904
General and administrative expenses	1,999	2,005	4,113	4,116
Total expenses	6,057	4,961	12,142	10,020
Loss from operations	(6,057)	(4,961)	(12,142)	(10,020)
Other income, net	5	25	33	52
Gain (loss) on change in fair value of warrant liability	—	(43,016)	8,163	(40,368)
Net loss	$(6,052)	$(47,952)	$(3,946)	$(50,336)

Net loss per share — basic and diluted	$(0.04)	$(0.34)	$(0.03)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	141,749,150	140,374,112	141,635,597	140,355,099

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,946)	$(50,336)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liability	(8,163)	40,368
Depreciation and amortization	9	29
Share-based compensation	1,499	1,141
Directors’ deferred compensation	59	58
Changes in assets and liabilities:
Prepaid expenses and other assets	569	(1,095)
Accounts payable	1,005	285
Accrued expenses and other liabilities	(298)	(307)
Net cash used in operating activities	(9,266)	(9,857)
Cash flows from investing activities:
Purchase of property and equipment	(8)	(4)
Purchase of short-term investments, held to maturity	(17,200)	(30,213)
Proceeds from maturities of short-term investments, held to maturity	22,200	36,517
Net cash provided by investing activities	4,992	6,300
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	(210)	—
Net cash used in financing activities	(210)	—
Net decrease in cash and cash equivalents	(4,484)	(3,557)
Cash and cash equivalents, beginning of period	14,056	17,880
Cash and cash equivalents, end of period	$9,572	$14,323

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a class of drugs that the Company believes have the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions.  The Company announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive metastatic breast cancer who have previously responded to hormonal therapy.  Based on these results, the Company commenced enrollment in 2015 in a Phase 2 clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive.  During 2015, the Company also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer (“TNBC”).

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

In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR for those patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company’s evaluation of the licensed SARD technology is at an early stage and to complete preclinical development of the SARD program through the requisite preclinical studies to support initial human clinical trials, the Company will require additional funding.

Based on its current business plan and assumptions, the Company estimates that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements only into the first quarter of 2017.  Accordingly, the Company needs to raise substantial additional capital in the near term in order to fund its operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter.  In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong.  The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated.  While the Company believes, based on its current estimates of clinical trial expenditures and enrollment status, that its existing capital resources are adequate to enable the Company to obtain sufficient results from the patients enrolled in the first stage of both of its ongoing open-label Phase 2 clinical trials evaluating enobosarm in patients with advanced breast cancer to allow the Company to make a determination as to whether it will continue the clinical studies and enroll patients into the second stage of each of these clinical trials, its capital resources will not be sufficient to complete these two enobosarm clinical trials in patients with

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

AR positive advanced breast cancer or its Phase 2 clinical trial of enobosarm in SUI.  Further, the Company’s clinical trials may continue to encounter technical, enrollment or other difficulties that could increase its development costs beyond its current estimates or delay its development timelines, and the Company could otherwise exhaust its available financial resources sooner than the Company expects, which could result in insufficient funding to receive the preliminary data the Company anticipates from its two ongoing Phase 2 clinical trials of enobosarm in advanced breast cancer.  In any event, the Company will need to raise substantial additional capital in the near term in order to:

•                  obtain complete data sets from patients enrolled in the first stage of both of the Company’s Phase 2 open-label clinical trials of enobosarm in AR positive advanced breast cancer;

•                  complete the Company’s ongoing proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI in order to determine if continued development of enobosarm or another of its SARM compounds is warranted;

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

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Warrant Liability

In November 2014, the Company issued warrants to purchase 64,311,112 shares of its common stock. The Company classified these warrants as a liability on its balance sheet since the warrants contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model (“Black-Scholes Model”)) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  As a result of the provision of the warrants requiring cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability as of March 31, 2016.  The Company recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

Fair Value of Financial Instruments and Warrant Liability

The carrying amounts of the Company’s financial instruments (which include cash, cash equivalents, short-term investments, and accounts payable) and its prior warrant liability approximate their fair values.  The fair value of the warrant liability was estimated using the Black-Scholes-Merton Model.  See Note 4, Stockholders’ Equity, for additional disclosure on the valuation methodology and significant assumptions.  The Company’s financial assets and liabilities are classified within a three-level fair value hierarchy that prioritizes the inputs used to measure fair value, which is defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 — Inputs that are unobservable for the asset or liability

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2016.  Liabilities measured at fair value on a recurring basis as of December 31, 2015 included only the Company’s warrant liability of $27,349, which was classified within Level 3 of the hierarchy.  A non-cash gain of $8,163 related to the change in the fair value of the warrant liability was recognized during the six months ended June 30, 2016 in the Company’s condensed statement of operations.

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

At June 30, 2016 and December 31, 2015, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2016 and December 31, 2015, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, and other non-operating income or expense.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$369	$337	$663	$526
General and administrative expenses	445	412	895	673
Total share-based compensation	$814	$749	$1,558	$1,199

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $29 and $27, respectively.  Share-based compensation expense recorded as general and administrative expense for the six months ended June 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $59 and $58, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected price volatility	90.5%	90.0%	91.3%	90.0%
Risk-free interest rate	1.4%	1.5%	2.1%	1.5%
Weighted average expected life in years	6 years	6 years	7 years	6 years

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	7,983,168	$3.88
Options granted	3,535,000	0.70
Options forfeited or expired	(415,701)	3.65
Options exercised	—	—
Options outstanding at June 30, 2016	11,102,467	2.87

During the year ended December 31, 2015, the Company granted 8,200,000 RSUs to employees of which a portion of each award vests annually over a three year period from the date of grant.  The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.  The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs at December 31, 2015	8,200,000
RSUs granted	110,000
RSUs vested	(1,673,334)
RSUs forfeited	(380,000)
Nonvested RSUs at June 30, 2016	6,256,666

3.     Basic and Diluted Net Loss Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

Weighted average potential shares of common stock of 81,601,278 and 80,210,446 for the three months ended June 30, 2016 and 2015, respectively, and 81,790,402 and 81,645,772 for the six months ended June 30, 2016 and 2015, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

4.              Stockholders’ Equity

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  The warrants, however, also contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes Model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  Due to the provision of the warrants that could have required cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  The Company recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

The fair value of the warrants on the March 25, 2016 modification date of $19,186 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 101%, risk-free interest rate of 1.1%, expected life of approximately 3.1 years and no dividends.  The fair value of the warrants at December 31, 2015 of $27,349 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 98%, risk-free interest rate of 1.4%, expected life of approximately 3.4 years and no dividends.  The decrease in fair value from December 31, 2015 to March 25, 2016 of $8,163 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s statement of operations for the six months ended June 30, 2016.

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD.  In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond or are resistant to current therapies.

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

In 2015, we commenced enrollment in a Phase 2 clinical trial evaluating enobosarm in patients whose metastatic or locally advanced breast cancer is both ER positive and AR positive. This open-label, multinational clinical trial, which is enrolling patients whose cancer treatment has shown prior response to hormonal therapy but has subsequently progressed, is utilizing a Simon’s two-stage clinical trial design.  The trial is expected to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts.  One cohort is receiving a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts.  If at least 3 of the 18 patients achieve clinical benefit in a particular cohort, the trial is designed to enroll the second stage for that cohort.  Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  We expect that by the end of 2016, we will have sufficient data from the first stage of this open-label clinical trial to allow us to make a determination as to whether we will continue the clinical trial and enroll patients from each cohort into the second stage of the trial.   However, we cannot be certain that our current capital resources will be sufficient to enable us to obtain a final data set from the first stage of this Phase 2 clinical trial.

We also commenced enrollment in 2015 in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC.  This open-label, multinational clinical trial, which also utilizes a Simon’s two-stage clinical trial design, is expected to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, with clinical benefit being assessed at 16 weeks of treatment.  There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial is designed to enroll the second stage of the study.  Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  We anticipate having sufficient data from the first stage of this open-labeled, proof-of-concept Phase 2 clinical trial by the end of 2016 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this study.  However, due principally to slower than expected rates of patient enrollment that have delayed the timeframe during which we initially expected to receive data from the first stage of the AR positive TNBC Phase 2 clinical trial, we cannot be certain that our current capital resources will be sufficient to enable us to obtain a final data set from the first stage of this Phase 2 clinical trial.  Further, our ability to enroll patients to the second stage and complete both of our ongoing Phase 2 clinical trials evaluating enobosarm in advanced breast cancer will require us to obtain sufficient additional funding.

We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  In the first quarter of 2016, we initiated and commenced enrollment of a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of SUI.  SUI refers to the unintentional leakage of urine during activities that increase abdominal pressure such as coughing, sneezing or physical exercise and is the most common type of incontinence suffered by women, affecting up to 35% of adult women.  The rationale for evaluating enobosarm as a treatment for SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass in animal models following treatment with our SARM compounds, including enobosarm, as well as safety data from enobosarm clinical trials involving more than 1,000 subjects treated with enobosarm.  We currently anticipate obtaining data from this clinical trial during the first half of 2017 to enable us to determine if continued development of enobosarm or another of our SARM compounds in SUI is warranted.  To complete this clinical trial of enobosarm in SUI and obtain the full data set from this study, additional funding will be required.

We are also currently evaluating several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.  Based on the extensive SARM data from our preclinical and clinical development efforts, we have undertaken preclinical studies and initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD.  Our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding or a collaboration partner.

In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR.  We believe SARDs may have the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7.  Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost.  In addition, most patients who initially respond to available treatments eventually have disease progression due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at an early stage.  We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing required preclinical development, including formulation and metabolism studies.  While we plan to initiate first in human clinical trials commencing in 2017, to complete preclinical development of our SARD program through the requisite preclinical studies required to support initial human clinical trials and to initiate any such clinical trials, we will require additional funding.

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

Financial Highlights

Our net loss for the three months ended June 30, 2016 was $6.1 million.  We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At June 30, 2016, we had cash, cash equivalents and short-term investments of $19.8 million compared to $29.3 million at December 31, 2015.  On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses.  These warrants expired on March 6, 2015.  On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2017.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   While we believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources are adequate to enable us to obtain sufficient results from the patients enrolled in the first stage of both of our ongoing open-label Phase 2 clinical trials evaluating enobosarm in patients with advanced breast cancer to allow us to make a determination as to whether we will continue the clinical studies and enroll patients into the second stage of each of these clinical trials, our capital resources will not be sufficient to complete these two enobosarm clinical trials in patients with AR positive advanced breast cancer or our Phase 2 clinical trial of enobosarm in SUI.  Further, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect, which could result in insufficient funding to receive the preliminary data we anticipate from our two ongoing Phase 2 clinical trials of enobosarm in advanced breast cancer. In any event, we will need to raise substantial additional capital in the near term in order to:

•                  obtain complete data sets from patients enrolled in the first stage of our Phase 2 open-label clinical trials of enobosarm in AR positive advanced breast cancer;

•                  complete our ongoing proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI in order to determine if continued development of enobosarm or another of our SARM compounds is warranted;

•                  initiate and complete the second stage of both of our ongoing open-label Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer;

•                  meaningfully advance the preclinical development of our licensed SARD program through the preclinical studies required to initiate human clinical studies;

•                  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD; and

•                  fund our operations and to continue as a going concern.

If we are unable to raise additional funds in the near term to fund our operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter, we may be required to, among other things, make further reductions in our workforce similar to or greater than our October 2013 workforce reduction that resulted in the elimination of approximately 60% of our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, or, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing.  Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our POWER 1 and POWER 2 Phase 3 clinical trials of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market, recent and potential future management turnover, and continued volatility and instability in the global financial markets, including as a result of the recent United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We expect that our research and development expenses for fiscal year 2016 will continue to increase as compared to fiscal year 2015 primarily due to our three ongoing Phase 2 clinical trials evaluating enobosarm in two different breast cancer indications targeting the androgen receptor and as a potential treatment for postmenopausal women with SUI.

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

Warrant Liability

In November 2014, we issued warrants to purchase 64,311,112 shares of our common stock. We classified these warrants as a liability on our balance sheet since the warrants contained certain terms that could have required us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, we were required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development expenses	$369	$337	$663	$526
General and administrative expenses	445	412	895	673
Total share-based compensation	$814	$749	$1,558	$1,199

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $29,000 and $27,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the six months ended June 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $59,000 and $58,000, respectively.  At June 30, 2016, the total compensation cost related to non-vested stock options not yet recognized was approximately $4.4 million with a weighted average expense recognition period of 3.55 years. At June 30, 2016, the total compensation cost related to non-vested RSUs not yet recognized was approximately $3.0 million with a weighted average expense recognition period of 1.57 years.

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

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed Indication	Program	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	$1,846	$910	$3,341	$1,749

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	1,381	1,052	2,672	2,233

Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	265	—	538	—

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	180	458	393	1,013

Other research and development		386	536	1,085	909

Total research and development expenses		$4,058	$2,956	$8,029	$5,904

Research and development expenses increased to $4.1 million for the three months ended June 30, 2016 from $3.0 million for the three months ended June 30, 2015.  Research and development expenses increased to $8.0 million for the six months ended June 30, 2016 from $5.9 million for the six months ended June 30, 2015.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer increased for both the three and six months ended June 30, 2016 from the prior year comparable periods due primarily to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication, which commenced enrollment during the third quarter of 2015.  The prior year period consisted primarily of expenses related to preparatory activities for the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the previous Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased for both the three and six months ended June 30, 2016 from the prior year comparable periods due to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015. The prior year period consisted primarily of expenses related to preparatory activities for this clinical trial.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI during both the three and six months ended June 30, 2016 consisted of expenses related to the Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016.

Research and development expenses related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the three and six months ended June 30, 2016 compared to the prior year comparable periods due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

“Other research and development” expenses for the three and six months ended June 30, 2016 included costs for preclinical development of our SARD compounds and activities relating to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

General and Administrative Expenses

General and administrative expenses of $2.0 million and $4.1 million for the three and six months ended June 30, 2016 remained consistent with the prior year comparable periods.

Gain on Change in Fair Value of Warrant Liability

Prior to March 25, 2016, we recognized a warrant liability due to certain provisions of the warrants issued as part of our November 2014 private placement of common stock and warrants.  The warrants were required to be accounted for as a liability at fair value and the fair value was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement of the warrants upon certain change of control transactions or the expiration of such provision on December 31, 2016.  The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating income in our condensed statement of operations.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.  The final revaluation of the warrants’ fair value as of March 25, 2016 resulted in a non-cash gain of $8.2 million that was recorded as the change in fair value of warrant liability in our condensed statement of operations for the six months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2016, we had cash, cash equivalents and short-term investments of $19.8 million compared to $29.3 million at December 31, 2015.  Net cash used in operating activities was $9.3 million and $9.9 million for the six months ended June 30, 2016 and 2015, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $5.0 million for the six months ended June 30, 2016 and resulted primarily from the maturities of short-term investments of $22.2 million offset by the purchase of short-term investments of $17.2 million.  Net cash provided by investing activities was $6.3 million for the six months ended June 30, 2015 and resulted from the maturities of short-term investments of $36.5 million offset by the purchase of short-term investments of $30.2 million.

Net cash used in financing activities for the six months ended June 30, 2016 was $210,000 for tax payments related to shares withheld for vested restricted stock units.  There was no cash provided by or used in financing activities for the six months ended June 30, 2015.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2017.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   While we believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources are adequate to enable us to obtain sufficient results from the patients enrolled in the first stage of both of our ongoing open-label Phase 2 clinical trials evaluating enobosarm in patients with advanced breast cancer to allow us to make a determination as to whether we will continue the clinical studies and enroll patients into the second stage of each of these clinical trials, our capital resources will not be sufficient to complete these two enobosarm clinical trials in patients with AR positive advanced breast cancer or our Phase 2 clinical trial of enobosarm in SUI.  Further, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect, which could result in insufficient funding to receive the preliminary data we anticipate from our two ongoing Phase 2 clinical trials of enobosarm in advanced breast cancer. In any event, we will need to raise substantial additional capital in the near term in order to:

•                  obtain complete data sets from patients enrolled in the first stage of our Phase 2 open-label clinical trials of enobosarm in AR positive advanced breast cancer;

•                  complete our ongoing proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI in order to determine if continued development of enobosarm or another of our SARM compounds is warranted;

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We also do not have any commitments for future external funding.  Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, or, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing.   In October 2013, following our announcement that our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to achieve the results required by the FDA for us to submit a new drug application for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented additional dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market, recent and potential future management turnover, and continued volatility and instability in the global financial markets, including as a result of the recent United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There were no material changes during the six months ended June 30, 2016 from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

NASDAQ Listing Compliance

On December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum

$1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement.  On June 21, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until December 19, 2016, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on June 20, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split prior to December 19, 2016, if necessary.   However, if it appears to the Staff that we will not be able to cure the deficiency, NASDAQ will notify us that our common stock will be subject to delisting.  In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations and to continue as a going concern, and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2016, we had an accumulated deficit of $517.4 million. Our net loss for the six months ended June 30, 2016 was $3.9 million and we expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we are unable to raise substantial additional capital in the near term to fund our operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter, if we and/or any potential collaborators are unable to develop and commercialize SARMs, GTx-758, or SARD technology, if development is further delayed or is eliminated, or if sales revenue from SARMs, GTx-758, or SARD technology upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

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

At June 30, 2016, we had cash, cash equivalents and short-term investments of $19.8 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2017.  Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   While we believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources are adequate to enable us to obtain sufficient results from the patients enrolled in the first stage of both of our ongoing open-label Phase 2 clinical trials evaluating enobosarm in patients with advanced breast cancer to allow us to make a determination as to whether we will continue the clinical studies and enroll patients into the second stage of each of these clinical trials, our capital resources will not be sufficient to complete these two enobosarm clinical trials in patients with AR positive advanced breast cancer or our Phase 2 clinical trial of enobosarm in SUI.  Further, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect, which could result in insufficient funding to receive the preliminary data we anticipate from our two ongoing Phase 2 clinical trials of enobosarm in advanced breast cancer. In any event, we will need to raise substantial additional capital in the near term in order to:

•      obtain complete data sets from patients enrolled in the first stage of our Phase 2 open-label clinical trials of enobosarm in AR positive advanced breast cancer;

•      complete our ongoing proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI in order to determine if continued development of enobosarm or another of our SARM compounds is warranted;

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We also do not have any commitments for future external funding.  Accordingly, we are seeking access to additional funds through potential collaboration, partnering or other strategic arrangements, if necessary, through public or private equity offerings or debt financings, or a combination of the foregoing.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to submit a NDA for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds in the near term to fund our operations through and  beyond the first quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, and completed a subsequent private placement in November 2014 that represented additional dilution, and our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with AR positive advanced breast cancer, our ability to realize any return on our investment in GTx-758 and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market, recent and potential future management turnover, and continued volatility and instability in the global financial markets, including as a result of the recent United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether our ongoing clinical trials will need to be modified or will be completed on schedule, if at all. For example, our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, we cannot be certain that our current capital resources will be sufficient in order to enable us to obtain the final results from the first stage of our ongoing Phase 2 clinical trials evaluating enobosarm in AR positive advanced breast cancer.  Moreover, even if our existing capital resources will allow us to obtain final results from the first stage of our AR positive advanced breast cancer clinical trials and we achieve the pre-specified minimal response rates, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do.  In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

•                  registration or enrollment in clinical trials may be slower than we anticipate resulting in significant delays or study terminations;

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development.  Moreover, our ongoing Phase 2 clinical trials of enobosarm in patients with AR positive advanced breast cancer are designed to be conducted using a Simon’s two-stage design, pursuant to which we plan to enroll approximately half of the patients in the first stage, and, upon achievement of a pre-specified minimal response rate, we plan to proceed with enrollment of the second stage.  However, we cannot be certain that our current capital resources will be sufficient in order to enable us to obtain the final results from the first stage of our ongoing Phase 2 clinical trials evaluating enobosarm in AR positive advanced breast cancer.  Moreover, even if our existing capital resources will allow us to obtain final results from the first stage of both of our AR positive advanced breast cancer clinical trials and we achieve the pre-specified minimal response rate, our ability to proceed with enrollment of and to complete the second stage in both trials is subject to our ability to obtain additional funding, which we may be unable to do. In addition, we do not plan to dedicate further resources to GTx-758 after the conclusion of our ongoing Phase 2 clinical trial of GTx-758 and while we are currently determining third party interest in partnering or acquiring this asset and other preclinical ER alpha agonist compounds, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in GTx-758.   Likewise, to complete preclinical development of our SARD program through the requisite preclinical studies to support initial human clinical trials, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital in the near term, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

We are also exploring the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc., PTC 124 by PTC Therapeutics Inc. and DS-1541b, by Daiichi Sankyo Co.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone.  Marathon Pharmaceuticals LLC has completed a Phase 3 trial with a glucocorticoid, deflazacort.  Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial.  Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing.  Italfarmco S.p.A. has a Phase 2 trial ongoing with givinostat, an HDAC inhibitor.  Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, a utrophin upregulator.  Cadero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol.  In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.  Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor.  ReveraGen Biopharma Inc. plans to begin Phase 2 trials in DMD with VPB 15, a novel glucocorticoid.  Capricor Therapeutics has initiated a Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of the AR in patients with progressive CRPC who do not respond or are resistant to current therapies to inhibit tumor growth.  We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Tokai Pharmaceuticals’ galaterone (TOK-001) with a principal mechanism of action as a CYP17 lyase inhibitor, AR antagonist and potential degrader of the AR is currently being studied in an extension arm of a Phase 2 clinical trial in men with metastatic CRPC who have required resistance to enzalutamide.  Arvinas Inc.’s ARV-330, is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer and

Androscience Corporation’s androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC.  Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) that is currently being evaluated in Phase 3 studies in men with progressive, advanced prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic CRPC.

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

Risks Related to Employees, Growth and Other Aspects of Operations

Management transition creates uncertainties and could harm our business.*

Over the past few years, we have experienced significant changes in executive leadership, and more could occur.  For example, on April 3, 2014, Marc S. Hanover was appointed as our interim Chief Executive Officer and on February 12, 2015, Mr. Hanover was appointed as our permanent Chief Executive Officer. Upon the appointment of Mr. Hanover as interim Chief Executive Officer, the duties of our principal financial officer were assigned to Jason T. Shackelford.  Also, on March 2, 2015, Robert J. Wills was appointed as our Executive Chairman and effective July 13, 2015, Diane C. Young joined us as our Vice President, Chief Medical Officer.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of June 30, 2016.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of June 30, 2016, we had only 27 employees.

Future growth, if any, will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risks Related to Our Common Stock

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ

Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share.  On December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement.  On June 21, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until December 19, 2016, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on June 20, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split prior to December 19, 2016, if necessary.   However, if it appears to the Staff that we will not be able to cure the deficiency,  NASDAQ will notify us that our common stock will be subject to delisting.  In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise.

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

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing market price for our common stock has varied between a high of $1.57 on July 2, 2015 and a low of $0.47 on January 15, 2016 in the twelve-month period ended June 30, 2016. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  new or continued delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

•                  our ability to raise additional capital in the near term to carry through with our preclinical and clinical development plans, including to potentially initiate and complete the second stage of our ongoing Phase 2 clinical trials of enobosarm, as well as our current and future operations, and the terms of any related financing arrangements;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of June 30, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 74.6% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 36.2% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2016, the average daily trading volume of our common stock on The NASDAQ Capital Market was 83,543 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2016, we had 141,749,150 shares of common stock outstanding.  In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

GTx, Inc.

Date: August 9, 2016	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Senior Director of Accounting and Corporate Controller and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5	—	—	—	—
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	5/10/2016
31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—
32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—
101.INS+	XBRL Instance Document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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