Form 10-Q
period 2016-09-30
GTX INC /DE/
filed 2016-11-07
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 04, 2016, 159,199,764 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,238	$14,056
Short-term investments	5,200	15,200
Prepaid expenses and other current assets	2,096	2,633
Total current assets	15,534	31,889
Property and equipment, net	89	5
Intangible assets, net	126	137
Total assets	$15,749	$32,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,223	$382
Warrant liability	—	27,349
Accrued expenses and other current liabilities	2,141	2,441
Total current liabilities	3,364	30,172
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 400,000,000 shares authorized at September 30, 2016 and December 31, 2015; 141,915,817 and 140,374,112 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	142	141
Additional paid-in capital	536,577	515,192
Accumulated deficit	(524,334)	(513,474)
Total stockholders’ equity	12,385	1,859
Total liabilities and stockholders’ equity	$15,749	$32,031

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Expenses:
Research and development expenses	$4,614	$3,824	$12,643	$9,728
General and administrative expenses	2,313	2,039	6,426	6,155
Total expenses	6,927	5,863	19,069	15,883
Loss from operations	(6,927)	(5,863)	(19,069)	(15,883)
Other income, net	13	9	46	61
Gain on change in fair value of warrant liability	—	40,720	8,163	352
Net income (loss)	$(6,914)	$34,866	$(10,860)	$(15,470)

Net income (loss) per share:
Basic	$(0.05)	$0.25	$(0.08)	$(0.11)
Diluted	$(0.05)	$(0.04)	$(0.08)	$(0.11)

Weighted average shares outstanding:
Basic	141,892,266	140,374,112	141,721,778	140,361,507
Diluted	141,892,266	154,852,127	141,721,778	140,361,507

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,860)	$(15,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrant liability	(8,163)	(352)
Depreciation and amortization	17	36
Share-based compensation	2,318	1,868
Directors’ deferred compensation	92	85
Changes in assets and liabilities:
Prepaid expenses and other assets	537	(1,994)
Accounts payable	841	(328)
Accrued expenses and other liabilities	(300)	1,324
Net cash used in operating activities	(15,518)	(14,831)
Cash flows from investing activities:
Purchase of property and equipment	(90)	(4)
Purchase of short-term investments, held to maturity	(22,400)	(40,219)
Proceeds from maturities of short-term investments, held to maturity	32,400	48,971
Net cash provided by investing activities	9,910	8,748
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	(210)	—
Net cash used in financing activities	(210)	—
Net decrease in cash and cash equivalents	(5,818)	(6,083)
Cash and cash equivalents, beginning of period	14,056	17,880
Cash and cash equivalents, end of period	$8,238	$11,797

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a class of drugs that the Company believes has the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions.  The Company announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive metastatic breast cancer who have previously responded to hormonal therapy.  Based on these results, the Company commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of enobosarm in patients whose advanced breast cancer is both ER positive and AR positive.  During 2015, the Company also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer (“TNBC”).

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

In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR for those patients who do not respond or are resistant to current therapies to inhibit tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company is currently implementing an appropriate development program for SARDs and has selected lead SARD compounds that are undergoing further preclinical development, including formulation and pharmacokinetic studies, required to support initial human clinical trials.  While the Company plans to initiate first in human clinical trials in 2017, the Company will require additional funding to initiate and complete any such clinical trials.

Based on its current business plan and assumptions, the Company estimates that its current cash, cash equivalents and short-term investments (which includes the net proceeds from the Company’s October 2016 registered direct offering completed on October 14, 2016, which is described further in the “Subsequent Events” section of these Notes), together with interest thereon, will be sufficient to meet its projected operating requirements into the third quarter of 2017.  Accordingly, the Company will need to raise substantial additional capital in order to fund its operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter.  In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong.  The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated.  The Company believes, based on its current estimates of clinical trial expenditures and enrollment status, that the Company’s existing capital resources will be adequate to enable it to complete its ongoing open-label Phase 2 clinical trial of

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

enobosarm in patients with ER positive, AR positive advanced breast cancer and its ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, the Company’s existing capital resources may not be sufficient to allow it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and the Company will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications.  If the Company determines that its existing capital resources are not sufficient to enable it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, the Company may be unable or unwilling to enroll patients into the second stage of this trial even if the Company determines that the first stage milestone has been met.  Accordingly, in order to enroll the second stage of and to complete this trial, the Company may need to obtain additional funding, which the Company may be unable to do.  Also, the Company’s clinical trials may continue to encounter technical, enrollment or other difficulties that could increase its development costs beyond its current estimates or delay its development timelines, and the Company could otherwise exhaust its available financial resources sooner than the Company expects.  In any event, the Company will need to raise substantial additional capital in order to:

•                  potentially enroll the second stage of and complete the Company’s ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

•                  undertake any further development of the Company’s SARMs beyond its ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and its ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

•                  initiate and complete human clinical studies of the Company’s licensed SARD program; and

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

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 — Inputs that are unobservable for the asset or liability

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2016.  Liabilities measured at fair value on a recurring basis as of December 31, 2015 included only the Company’s warrant liability of $27,349, which was classified within Level 3 of the hierarchy.  A non-cash gain of $8,163 related to the change in the fair value of the warrant liability was recognized during the nine months ended September 30, 2016 in the Company’s condensed statement of operations.

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

At September 30, 2016 and December 31, 2015, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at September 30, 2016 and December 31, 2015, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date the condensed financial statements were issued.  Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

On October 14, 2016, the Company completed a registered direct offering of its common stock.  Under the terms of the offering, the Company sold 17,283,947 shares of its common stock at a purchase price of $0.81 per share, which was the consolidated closing bid price of the Company’s common stock on October 11, 2016, the date that the Company entered into the definitive purchase agreements with the investors in the offering.  The offering resulted in net proceeds to the Company of approximately $13,600, after deducting estimated offering expenses.  The investors in the offering consisted of certain existing stockholders of the Company, including J.R. Hyde, III, its largest stockholder and the Lead Director of the Company’s Board of Directors (the “Board”), Robert J. Wills, the Board’s Executive Chairman, and Marc S. Hanover, the Company’s Chief Executive Officer and a member of the Board.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$391	$331	$1,054	$857
General and administrative expenses	461	423	1,356	1,096
Total share-based compensation	$852	$754	$2,410	$1,953

Share-based compensation expense recorded as general and administrative expense for the three months ended September 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $33 and $27, respectively.  Share-based compensation expense recorded as general and administrative expense for the nine months ended September 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $92 and $85, respectively.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected price volatility	89.4%	88.1%	91.3%	89.6%
Risk-free interest rate	1.2%	2.1%	2.0%	1.6%
Weighted average expected life in years	6.0 years	7.0 years	6.9 years	6.0 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	7,983,168	$3.88
Options granted	3,635,000	0.69
Options forfeited or expired	(487,501)	4.38
Options exercised	—	—
Options outstanding at September 30, 2016	11,130,667	2.82

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

Number of Shares
Nonvested RSUs at December 31, 2015	8,200,000
RSUs granted	110,000
RSUs vested	(1,840,001)
RSUs forfeited	(380,000)
Nonvested RSUs at September 30, 2016	6,089,999

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.  The calculation of diluted loss per share for the three months ended September 30, 2015 also required that since the average market price of the underlying shares for the reporting period exceeded the exercise price of the warrants and the presumed exercise of such warrants were dilutive to net income per share for the period, adjustments to net income were required to remove the change in fair value of the warrant liability for the period.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted net income (loss) per share
Numerator:

Net income (loss) — basic	$(6,914)	$34,866	$(10,860)	$(15,470)
Adjustments for the gain on change in fair value of the warrant liability	—	(40,720)	—	—
Net loss — diluted	(6,914)	(5,854)	(10,860)	(15,470)

Denominator:
Weighted average shares outstanding — basic	141,892,266	140,374,112	141,721,778	140,361,507
Dilutive warrants	—	11,955,547	—	—
Dilutive restricted stock units	—	2,499,629	—	—
Dilutive stock options	—	22,839	—	—
Weighted average shares outstanding — diluted	141,892,266	154,852,127	141,721,778	140,361,507

Net income (loss) per share:
Basic	$(0.05)	$0.25	$(0.08)	$(0.11)
Diluted	$(0.05)	$(0.04)	$(0.08)	$(0.11)

Weighted average shares outstanding:
Basic	141,892,266	140,374,112	141,721,778	140,361,507
Diluted	141,892,266	154,852,127	141,721,778	140,361,507

Weighted average potential shares of common stock of 81,515,013 and 8,609,193 for the three months ended September 30, 2016 and 2015, respectively, and 81,697,936 and 81,364,457 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

4.              Stockholders’ Equity

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 64,311,112 shares of common stock and warrants to purchase an aggregate of 64,311,112 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $0.85, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant.  Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company’s common stock.  The warrants, however, also contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

agreed Black-Scholes Model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $0.125 per unexercised share underlying each warrant.  Due to the provision of the warrants that could have required cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  The Company recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

The fair value of the warrants on the March 25, 2016 modification date of $19,186 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 101%, risk-free interest rate of 1.1%, expected life of approximately 3.1 years and no dividends.  The fair value of the warrants at December 31, 2015 of $27,349 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 98%, risk-free interest rate of 1.4%, expected life of approximately 3.4 years and no dividends.  The decrease in fair value from December 31, 2015 to March 25, 2016 of $8,163 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company’s statement of operations for the nine months ended September 30, 2016.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•                  the implementation of our business strategies, including our ability to preserve or realize any significant value from our SARM and SARD programs;

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD.  In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, to inhibit tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

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

In 2015, we commenced enrollment in a Phase 2 clinical trial designed to evaluate the efficacy and safety of enobosarm in patients whose metastatic or locally advanced breast cancer is both ER positive and AR positive. This open-label, multinational clinical trial, which is enrolling patients whose cancer has shown prior response to hormonal therapy but has subsequently progressed, is utilizing a Simon’s two-stage clinical trial design.  The trial is expected to enroll up to approximately 118 patients to obtain 44 evaluable patients in each of two cohorts.  One cohort is receiving a daily dose of 9 mg of enobosarm and the other cohort a daily dose of 18 mg of enobosarm. There are two stages of evaluation in the clinical trial, with the first stage assessment occurring following 24 weeks of treatment for the first 18 evaluable patients in each of the two cohorts.  If at least 3 of the 18 patients achieve clinical benefit in a particular cohort, the trial is designed to enroll the second stage for that cohort.  Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  In September 2016, we announced that we had achieved the milestone for the first stage in the 9 mg cohort and are continuing enrollment into the second stage of the 9 mg cohort.  We anticipate announcing top-line results from stage 1 of the 9 mg cohort in the fourth quarter of 2016.   We also expect that by the first quarter of 2017, we will have sufficient data from the first stage of the 18 mg cohort of this clinical trial to allow us to make a determination as to whether we will enroll patients into the second stage of the 18 mg cohort.

We also commenced enrollment in 2015 in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC.  This open-label, multinational clinical trial, which also utilizes a Simon’s two-stage clinical trial design, is expected to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, with clinical benefit being assessed at 16 weeks of treatment.  There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial is designed to enroll the second stage of the study.  Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria.  We anticipate having sufficient data from the first stage of this trial in the first quarter of 2017 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this study.  However, due to the slow rate of patient enrollment in this trial, we cannot be certain that our current capital resources will be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone has been met.  Accordingly, in order to enroll the second stage of and to complete this trial, we may need to obtain additional funding, which we may be unable to do.

We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  In the first quarter of 2016, we commenced enrollment of a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of postmenopausal women with SUI.  SUI refers to the unintentional leakage of urine during activities that increase abdominal pressure such as coughing, sneezing or physical exercise and is the most common type of incontinence suffered by women, affecting up to 35% of adult women.  We believe that the rationale for evaluating enobosarm as a treatment for postmenopausal women with SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass in animal models following treatment with our SARM compounds, including enobosarm, as well as safety data from enobosarm clinical trials involving more than 1,000 subjects treated with enobosarm.  We currently anticipate obtaining data from this clinical trial during the first half of 2017 to enable us to determine if continued development of enobosarm or another of our SARM compounds in SUI is warranted.  Continued development of enobosarm or another of our SARM compounds in SUI apart from our ongoing Phase 2 proof-of-concept clinical trial will require us to obtain additional funding or a collaboration partner.

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

In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of AR.  We believe SARDs may have the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7.  Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost.  In addition, most patients who initially respond to available treatments eventually have disease progression due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population. Our evaluation of the licensed SARD program is at an early stage.  We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing further preclinical development, including formulation and pharmacokinetic studies, required to support initial human clinical trials.  While we plan to initiate first in human clinical trials commencing in 2017, we will require additional funding to initiate and complete any such clinical trials.

We are in the process of concluding our Phase 2 clinical trial evaluating GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC.  We do not plan to further develop this program after the conclusion of this Phase 2 clinical trial.

Financial Highlights

Our net loss for the three months ended September 30, 2016 was $6.9 million.  We expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of

FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At September 30, 2016, we had cash, cash equivalents and short-term investments of $13.4 million compared to $29.3 million at December 31, 2015.  On October 14, 2016, we completed a registered direct offering of our common stock, which provided estimated net proceeds of approximately $13.6 million.  Under the terms of the offering, we sold 17.3 million shares of our common stock at a purchase price of $0.81 per share, which was the consolidated closing bid price of our common stock on October 11, 2016, the date that we entered into the definitive purchase agreements with the investors in the offering.  On November 14, 2014, we completed a separate private placement of units consisting of an aggregate of 64.3 million shares of our common stock and warrants to purchase an aggregate of 64.3 million shares of our common stock for net proceeds to us of $42.8 million, after deducting offering expenses.  On March 6, 2014, we completed a private placement of units consisting of 12.0 million shares of common stock and warrants to purchase 10.2 million shares of our common stock for net proceeds to us of approximately $21.1 million, after deducting offering expenses.  These warrants expired on March 6, 2015.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2017.  Accordingly, we will need to raise substantial additional capital in order to fund our operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources may not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced TNBC and we will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications.  If we determine that our existing capital resources are not sufficient to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met.  Accordingly, in order to enroll the second stage of and to complete this trial, we may need to obtain additional funding, which we may be unable to do.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we will need to raise substantial additional capital in order to:

•                  potentially enroll the second stage of and complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

•                  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

•                  initiate and complete human clinical studies of our licensed SARD program; and

•                  fund our operations and to continue as a going concern.

If we are unable to raise additional funds in the near term to fund our operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter, we may be required to, among other things, make further reductions in our workforce similar to or greater than our October 2013 workforce reduction that resulted in the elimination of approximately 60% of our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Accordingly, we expect to continue to seek access to additional funds through potential collaboration, partnering or other strategic arrangements, through public or private equity offerings or debt financings, or a combination of the foregoing.  Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our POWER 1 and POWER 2 Phase 3 clinical trials of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with advanced AR positive breast cancer and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market, any reverse stock split that we would need to implement in an effort to maintain the listing of our common stock on the NASDAQ Capital Market, recent and potential future management turnover, and continued volatility and instability in the global financial markets, including as a result of the United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Product Development Programs

The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Currently enrolling a Phase 2 open-label clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive.

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Currently enrolling a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.

Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	Phase 2	Currently enrolling a Phase 2 proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI.

SARMs
Treatment of DMD	SARM	Preclinical	Conducting preclinical research to better understand the potential of SARMs as a treatment for DMD.

SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Drug development candidates undergoing preclinical studies required to support first in human clinical trials.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development expenses	$391	$331	$1,054	$857
General and administrative expenses	461	423	1,356	1,096
Total share-based compensation	$852	$754	$2,410	$1,953

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended September 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $33,000 and $27,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the nine months ended September 30, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $92,000 and $85,000, respectively.  At September 30, 2016, the total compensation cost related to non-vested stock options not yet recognized was approximately $4.1 million with a weighted average expense recognition period of 3.29 years. At September 30, 2016, the total compensation cost related to non-vested RSUs not yet recognized was approximately $2.6 million with a weighted average expense recognition period of 1.3 years.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended September 30,		Nine Months Ended September 30,
Proposed Candidate / Proposed Indication	Program	2016	2015	2016	2015
		(in thousands)
Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	$2,063	$1,578	$5,404	$3,327

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	1,352	1,312	4,024	3,544

Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	296	—	834	—

GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	178	358	571	1,371

Other research and development		725	576	1,810	1,486

Total research and development expenses		$4,614	$3,824	$12,643	$9,728

Research and development expenses increased to $4.6 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015.  Research and development expenses increased to $12.6 million for the nine months ended September 30, 2016 from $9.7 million for the nine months ended September 30, 2015.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer increased for both the three and nine months ended September 30, 2016 from the prior year comparable periods due primarily to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication, which commenced enrollment during the third quarter of 2015.  The prior year period consisted primarily of expenses related to preparatory activities for the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the previous Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC increased for both the three and nine months ended September 30, 2016 from the prior year comparable periods due to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015. The prior year period consisted primarily of expenses related to preparatory activities for this clinical trial.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI during both the three and nine months ended September 30, 2016 consisted of expenses related to the Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016.

Research and development expenses related to the ongoing Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the three and nine months ended September 30, 2016 compared to the prior year comparable periods due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

“Other research and development” expenses for the three and nine months ended September 30, 2016 included costs for preclinical development of our SARD compounds and activities relating to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

General and Administrative Expenses

General and administrative expenses of $2.3 million and $6.4 million for the three and nine months ended September 30, 2016 increased from the prior year comparable periods of $2.0 million and $6.2 million, respectively.  The increase for the three and nine months ended September 30, 2016 from the prior year periods was due primarily to increases in personnel and share based compensation expenses.

Gain on Change in Fair Value of Warrant Liability

Prior to March 25, 2016, we recognized a warrant liability due to certain provisions of the warrants issued as part of our November 2014 private placement of common stock and warrants.  The warrants were required to be accounted for as a liability at fair value and the fair value was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement of the warrants upon certain change of control transactions or the expiration of such provision on December 31, 2016.  The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating income in our condensed statement of operations.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.  The final revaluation of the warrants’ fair value as of March 25, 2016 resulted in a non-cash gain of $8.2 million that was recorded as the change in fair value of warrant liability in our condensed statement of operations for the nine months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2016, we had cash, cash equivalents and short-term investments of $13.4 million compared to $29.3 million at December 31, 2015.  Net cash used in operating activities was $15.5 million and $14.8 million for the nine months ended September 30, 2016 and 2015, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $9.9 million for the nine months ended September 30, 2016 and resulted primarily from the maturities of short-term investments of $32.4 million offset by the purchase of short-term investments of $22.4 million.  Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2015 and resulted from the maturities of short-term investments of $49.0 million offset by the purchase of short-term investments of $40.2 million.

Net cash used in financing activities for the nine months ended September 30, 2016 was $210,000 for tax payments related to shares withheld for vested restricted stock units.  There was no cash used in or provided by financing activities for the nine months ended September 30, 2015.

On October 14, 2016, we completed a registered direct offering of its common stock, which provided estimated net proceeds to us of approximately $13.6 million.  Under the terms of the offering, we sold 17.3 million shares of our common stock at a purchase price of $0.81 per share, which was the consolidated closing bid price of our common stock on October 11, 2016, the date that we entered into the definitive purchase agreements with the investors in the offering.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2017.  Accordingly, we will need to raise substantial additional capital in order to fund our operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter.

In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources may not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications.  If we determine that our existing capital resources are not sufficient to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met.  Accordingly, in order to enroll the second stage of and to complete this trial, we may need to obtain additional funding, which we may be unable to do.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we will need to raise substantial additional capital in order to:

•                  potentially enroll the second stage of and complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

•                  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

•                  initiate and complete human clinical studies of our licensed SARD program; and

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We also do not have any commitments for future external funding.  Accordingly, we expect to continue to seek access to additional funds through potential collaboration, partnering or other strategic arrangements, through public or private equity offerings or debt financings, or a combination of the foregoing.   In October 2013, following our announcement that our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to achieve the results required by the FDA for us to submit a new drug application for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds to fund our operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, completed a subsequent private placement in November 2014 that represented additional dilution, and we again raised additional funds by issuing shares of common stock in our recent registered direct offering.  Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with advanced AR positive breast cancer and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market, any reverse stock split that we would need to implement in an effort to maintain the listing of our common stock on the NASDAQ Capital Market, recent and potential future management turnover, and continued volatility and instability in the global financial markets, including as a result of the United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There were no material changes during the nine months ended September 30, 2016 from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of September 30, 2016, we had an accumulated deficit of $524.3 million. Our net loss for the nine months ended September 30, 2016 was $10.9 million and we expect to incur significant operating losses for the foreseeable future as we continue our clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products.  A substantial portion of our efforts and expenditures were previously devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we believe that the data from the POWER trials is not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we do not intend to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA will not accept a new drug application, or NDA, for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Accordingly, our strategy does not include further development of enobosarm for this indication in the U.S. or in Europe.  Moreover, our current strategy is focused on the further development of enobosarm for the treatment of patients with advanced androgen receptor, or AR, positive breast cancer.  However, the development of enobosarm for the treatment of patients with advanced AR positive breast cancer in Phase 2 clinical trials is subject to the substantial risk of failure inherent in development and will require significant additional financial resources and personnel in order for such development to continue.  With regard to our remaining programs, our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology, our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, and our clinical evaluation of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI, will in each case require significant additional financial resources and personnel to continue our development of these programs. Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we are unable to raise substantial additional capital to fund our operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter, if we and/or any potential collaborators are unable to develop and commercialize SARMs or SARD technology, if development is further delayed or is eliminated, or if sales revenue from any SARM or SARD products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We need to raise substantial additional capital and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and could cause us to discontinue our operations. We cannot be certain that additional capital will be available to us and, if substantial additional capital is not available to us when needed, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.*

At September 30, 2016, we had cash, cash equivalents and short-term investments of $13.4 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2017.  Accordingly, we will need to raise substantial additional capital in order to fund our operations through and beyond the third quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources may not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications.  If we determine that our existing capital resources are not sufficient to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met.  Accordingly, in order to enroll the second stage of and to complete this trial, we may need to obtain additional funding, which we may be unable to do.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we will need to raise substantial additional capital in order to:

•                  Potentially enroll the second stage of and complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

•                  undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

•                  initiate and complete human clinical studies of our licensed SARD program; and

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate revenue for the foreseeable future.  We also do not have any commitments for future external funding.  Accordingly, we expect to continue to seek access to additional funds through potential collaboration, partnering or other strategic arrangements, through public or private equity offerings or debt financings, or a combination of the foregoing.  In October 2013, following our announcement that the POWER trials failed to achieve the results required by the FDA for us to submit a NDA for enobosarm, we announced and implemented a workforce reduction of approximately 60%.  If we are unable to raise additional funds to fund our operations through and  beyond the third quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing clinical trials, discontinue the development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.  In addition, the accompanying condensed financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, completed a subsequent private placement in November 2014 that represented additional dilution, and we again raised additional funds by issuing shares of common stock in our recent registered direct offering.  Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with advanced AR positive breast cancer and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on the NASDAQ Capital Market, any reverse stock split that we would need to implement in an effort to maintain the listing of our common stock on the NASDAQ Capital Market, recent and potential future management turnover, and continued volatility and instability in the global financial markets, including as a result of the United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.*

Our current strategy is focused on the further development of SARMs.  We have two ongoing Phase 2 clinical trials for the treatment of patients with advanced AR positive breast cancer and there continues to be a significant risk of failure inherent in the development of these product candidates.  If the current clinical trials are successful, we will still need to conduct costly and time-consuming additional clinical trials of enobosarm for the treatment of patients with advanced AR positive breast cancer to determine whether enobosarm is an effective treatment for patients with advanced AR positive TNBC and ER positive/AR positive advanced breast cancer.

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our ongoing Phase 2 clinical trials of enobosarm in patients with advanced AR positive breast cancer. Furthermore, the positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose breast cancer is both ER positive and AR positive does not ensure that our ongoing Phase 2 clinical trials of enobosarm in patients with advanced AR positive breast cancer will be successful or that any later trials will be successful.  Likewise, the fact that we achieved the first stage milestone in the 9 mg cohort of our ongoing Phase 2 clinical trial of enobosarm in patients whose breast cancer is both ER positive and AR positive does not ensure that either this trial or our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC will be successful.  A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with advanced AR positive breast cancer, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

Our evaluation of our SARD program is at an early stage and to initiate and complete initial human clinical trials, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding.  Accordingly, our current strategy and near-term prospects are substantially dependent on the successful development of enobosarm for the treatment of patients with advanced AR positive breast cancer.

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

In addition, in the first quarter of 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary SARD technology.  However, our evaluation of the licensed SARD program is at an early stage and it is possible that we may determine not to move forward with any meaningful preclinical development of our SARD program.  Even if we do determine to move forward with any meaningful preclinical development of our SARD program, to initiate and complete initial human clinical trials, we will require additional funding.  Accordingly, as a result of our unsuccessful research and preclinical development and/or our inability to obtain sufficient funding to meaningfully advance preclinical development of our SARD program, we may fail to realize the anticipated benefits of our licensing of this program.

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether our ongoing clinical trials will need to be modified or will be completed on schedule, if at all.  For example, our ongoing Phase 2 clinical trials of enobosarm in patients with advanced AR positive breast cancer are being conducted using a Simon’s two-stage design, pursuant to which approximately half of the patients are enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed.  Although we have begun enrollment in the second stage of the 9 mg cohort of our ongoing Phase 2 clinical trial of enobosarm in patients whose breast cancer is both ER positive and AR positive, we have not commenced enrollment in the second stage of the 18 mg cohort of this clinical trial.  Further, we have not commenced enrollment in the second stage of the Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC.  Due to the slow rate of patient enrollment in this trial, we cannot be certain that our current capital resources will be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met.  Accordingly, in order to enroll the second stage of and to complete this trial, we may need to obtain additional funding, which we may be unable to do.  In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

•                  registration or enrollment in clinical trials may be slower than we anticipate, such as the slower than expected rate of enrollment we have experienced in our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, resulting in significant delays or study terminations;

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

If we or any potential collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm.  Lower levels of HDL could lead to increased risk of adverse cardiovascular events. In addition, in our Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage, a serious adverse event, or SAE, was assessed as possibly related to enobosarm.  Although doses up to 30 mg have been evaluated in short duration studies, doses of 9 mg and 18 mg currently being tested in our ongoing Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs, including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.

In three Phase 2 clinical trials of GTx-758, we observed venous thromboembolic events (VTEs), or blood clots, in subjects treated with GTx-758 at the doses then being studied in these clinical trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®.  In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold, and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758.  In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758.  In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration-resistant prostate cancer, or CRPC.  Although our current Phase 2 clinical trial is evaluating GTx-758 at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, we cannot be confident that we will not observe an unacceptable incidence of venous thromboembolic events or other SAEs in the current Phase 2 clinical trial. In this regard, there has been one reported incidence of a VTE and one reported incidence of a myocardial infarction, or MI, in patients enrolled in the 250 mg arm of our ongoing Phase 2 clinical trial of GTx-758, resulting in the discontinuation of both patients from active treatment, and we cannot assure you that we will not observe additional SAEs in this trial.  We have announced our intention to discontinue further development of GTx-758 and accordingly, we will not receive any return on our investment from this product candidate.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development.  Moreover, our ongoing Phase 2 clinical trials of enobosarm in patients with advanced AR positive breast cancer are being conducted using a Simon’s two-stage design, pursuant to which approximately half of the patients are enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed.  Although we have begun enrollment in the second stage of the 9 mg cohort of our ongoing Phase 2 clinical trial of enobosarm in patients whose breast cancer is both ER positive and AR positive, we have not commenced enrollment in the second stage of the 18 mg cohort of this clinical trial.  Further, we have not commenced enrollment of the second stage of the Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC.  Due to the slow rate of patient enrollment in the TNBC trial, we cannot be certain that our current capital resources will be sufficient to enable us to complete the second stage of this trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met.  Accordingly, in order to enroll the second stage of and to complete this trial, we may need to obtain additional funding, which we may be unable to do.  In addition, we do not plan to dedicate further resources to GTx-758 after the conclusion of our ongoing Phase 2 clinical trial of GTx-758 and we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in GTx-758.   Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Additionally, there can be no assurance that the FDA will determine that the data from our ongoing or potential future clinical trials of enobosarm for the treatment of patients with advanced AR positive breast cancer will be sufficient for approval of these product candidates in any indications.  For example, we may observe an unacceptable incidence of adverse events in our ongoing or potential future clinical trials of enobosarm, which could require us to abandon the development of enobosarm.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  We are developing enobosarm for the treatment of patients with advanced AR positive breast cancer.  To our knowledge, no other SARMs are currently in development for the treatment of advanced AR positive breast cancer; however, SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future.  For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation Inc., which was recently acquired by Pfizer Inc., and Astellas Pharma, Inc., VT 464 being developed by Innocrin Pharmaceuticals Inc., and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. In ER positive breast cancer, a number of targeted therapies are being developed to be used in combination with other hormonal agents.  These therapies include CDK 4/6 inhibitors (palbociclib being developed by Pfizer has recently been approved by FDA, and ribociclib (Novartis) and abemaciclib (Lilly) are in Phase III trials), PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), and mTOR inhibitors (Everolimus being developed by Novartis (FDA approved)). In ER positive breast cancer, new SERM/SERDs targeting the estrogen receptor are in development, including GDC-0910 (Roche), RAD 1901 (Radius Pharmaceuticals), and AZD9496 (Astra Zeneca).  Additionally, we initiated a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy.  However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Medivation and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, VT 464 being developed by Innocrin, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Everolimus being developed by Novartis), EGFR inhibitor (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

We initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral agents approved for the treatment of SUI.  Behavioral modification and pelvic floor physical therapy are common initial treatment approaches.  Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed.  Recently, an over-the-counter vaginal pessary (Impressa® marketed by Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI.  Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

We are also exploring the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially should any of them be approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (which recently received FDA approval), PTC 124 by PTC Therapeutics Inc. and DS-1541b, by Daiichi Sankyo Co.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone.  Marathon Pharmaceuticals LLC has completed a Phase 3 trial with a glucocorticoid, deflazacort.  Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial.  Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing.  Italfarmco S.p.A. has a Phase 2 trial ongoing with givinostat, an HDAC inhibitor.  Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, a utrophin upregulator.  Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol.  In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.  Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor.  ReveraGen Biopharma Inc. plans to begin Phase 2 trials in DMD with VPB 15, a novel glucocorticoid.  Capricor Therapeutics has initiated a Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which has the potential to provide compounds that can degrade multiple forms of the AR in patients with progressive CRPC who do not respond or are resistant to current therapies to inhibit tumor growth.  We anticipate evaluating SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Tokai Pharmaceuticals’ galaterone (TOK-001) with a principal mechanism of action as a CYP17 lyase inhibitor, AR antagonist and potential degrader of the AR was being studied in a Phase III trial in CRPC patients with AR-V7 splice mutations, which was recently stopped for futility.  Arvinas Inc.’s ARV-330, is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer and Androscience Corporation’s androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Medivation and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC.  Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) that is currently being evaluated in Phase 3 studies in men with progressive, advanced prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Provenge®, which was recently acquired by Valeant Pharmaceuticals, is an autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic CRPC.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of September 30, 2016.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire additional employees in order to grow our business. Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of September 30, 2016, we had only 27 employees.

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

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing sale price for our common stock has varied between a high of $1.13 on October 6, 2015 and a low of $0.47 on January 15, 2016 in the twelve-month period ended September 30, 2016. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  new or continued delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

•                  our ability to raise additional capital to carry through with our preclinical and clinical development plans, including to potentially complete our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, as well as our current and future operations, and the terms of any related financing arrangements;

•                  reports of unacceptable incidences of adverse events observed in any of our ongoing clinical trials of enobosarm or GTx-758;

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

As of October 14, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 77% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 37.3% of our outstanding common stock as well as warrants to purchase up to an additional 24.8 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.  We completed a study through December 31, 2014 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through December 31, 2015, Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination.  In any event, our recent registered direct offering of our common stock, future equity offerings and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation.  If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Finally, these provisions establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended September 30, 2016, the average daily trading volume of our common stock on The NASDAQ Capital Market was 122,942 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2016, we had 141,915,817 shares of common stock outstanding.  In addition, as a result of the relatively low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

In November 2014, we completed a private placement of 64.3 million shares of our common stock and warrants to purchase 64.3 million shares of our common stock. Similarly, in March 2014 we completed a private placement of 12.0 million shares of our common stock and warrants to purchase 10.2 million shares of our common stock. Pursuant to the terms of a registration rights agreement we entered into in connection with the March 2014 private placement, we filed a registration statement under the Securities Act registering the resale of the 12.0 million shares of common stock we issued to the investors in the March 2014 private placement, which include J.R. Hyde, III, our largest stockholder, as well as the 10.2 million shares of common stock underlying the warrants we issued to those investors (which warrants subsequently expired unexercised).  Likewise, pursuant to the terms of the securities purchase agreement we entered into in connection with the November 2014 private placement, we filed registration statements under the Securities Act registering the resale of the 64.3 million shares of common stock we issued to the investors in the November 2014 private placement, which included J.R. Hyde, III, as well as the additional 64.3 million shares of common stock subject to the warrants we issued to the investors in the November 2014 private placement. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 7.9 million shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our 2014 private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 6.                EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: November 7, 2016	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Jason T. Shackelford
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