Form 10-K
period 2016-12-31
GTX INC /DE/
filed 2017-03-24
CIK 1260990

Use these links to rapidly review the document

GTx, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock on June 30, 2016 as reported on The NASDAQ Capital Market was $32,944,890.

         There were 16,041,923 shares of registrant's common stock issued and outstanding as of March 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

  •
  the implementation of our business strategies, including our ability to preserve or realize any significant value from our selective androgen receptor modulator, or SARM, and selective androgen receptor degrader, or SARD, programs;

  •
  the therapeutic and commercial potential of, and our ability to advance the development of SARMs and our SARD program;

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

PART I

ITEM 1.              BUSINESS

Overview

        GTx, Inc., a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe have the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD. In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond or are resistant to current therapies.

        Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds. We announced in 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy. During the second half of 2015, we commenced enrollment in both a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both ER positive and AR positive and a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Both of these clinical trials are being conducted utilizing a Simon's two-stage trial design. The Phase 2 clinical trial evaluating enobosarm in patients with ER positive, AR positive advanced breast cancer has completed enrollment of both stages of the clinical trial for both dose cohorts. We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort. We expect to report top-line clinical results from this clinical trial in the third quarter of 2017. In our trial evaluating enobosarm in patients with advanced AR positive TNBC, we anticipate having sufficient data from the first stage of this trial in the second quarter of 2017 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this trial. However, due to the slow rate of patient enrollment in this trial, our current capital resources may not be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone has been met.

        We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass. In the first quarter of 2016, we initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. We currently anticipate obtaining data from this clinical trial in the third quarter of 2017 sufficient to enable us to determine if continued development of enobosarm in SUI is warranted. We have also evaluated several SARM compounds in preclinical models of DMD where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.

        With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy's disease. We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Our evaluation of the SARD program is at an early stage. We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support potential initial human clinical trials. While we plan to initiate a first in human clinical trial during the second half of 2017, we will require additional funding to initiate and complete any such clinical trial.

        We recently completed a Phase 2 clinical trial evaluating GTx-758 (Capesaris®), an oral nonsteroidal selective ER alpha agonist, as a secondary hormonal therapy in men with metastatic and high risk non-metastatic CRPC. We have determined to discontinue further development of GTx-758 and will not be making any further investments in this program.

        We have discussions ongoing with several potential collaboration partners who have expressed interest in our SARM compounds for the treatment of breast cancer, SUI and/or DMD, as well as our SARD technology.

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

        SARDs are a novel class of drugs. The AR is a major driver of prostate tumor cell proliferation, and blocking its activity is a therapeutic target. Despite the use of therapies designed to inhibit the AR pathway in men with advanced prostate cancer, a significant number of men have tumors that do not respond to such therapeutic approaches and/or become resistant to them. This lack of response may be due to the presence of forms of the AR (splice variants and mutated) for which these therapies are not effective.

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

Product Development Programs

        The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Completed enrollment of a Phase 2 open-label clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive. Previously announced clinical benefit was achieved in the 9 mg dose cohort in the ongoing clinical trial. Top-line clinical results for the trial expected in the third quarter of 2017.
Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Currently enrolling a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.
Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	Phase 2	Currently enrolling a Phase 2 proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI with data expected in the third quarter of 2017.
SARMs
Treatment of DMD	SARM	Preclinical	Preclinical research being evaluated by potential collaboration partners for the treatment of DMD.
SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support potential initial human clinical trials.

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

        Recent research has focused on identifying new potential therapeutic targets in both hormone receptor positive breast cancers and TNBC for several reasons. In ER positive patients, resistance to endocrine therapies is a clinical and scientific challenge leading researchers to investigate other targets that are linked to the ER function. In TNBC, therapeutic targets need to be identified to potentially improve outcomes for patients with this aggressive form of breast cancer either as first line therapy after chemotherapy or in conjunction with chemotherapy. One such target that has been identified in both ER positive and TNBCs is the AR. In fact, the AR is the most commonly expressed steroid receptor in breast cancer. Literature suggests that up to 90% of ER positive breast cancers and 10-15% of TNBCs express AR. Recent small studies have demonstrated that targeting the AR may be a viable treatment approach for advanced breast cancer.

        To date, enobosarm has been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. In our Phase 2 proof-of-concept clinical trial in patients with ER positive and AR positive metastatic breast cancer, we enrolled 22 postmenopausal women with ER positive metastatic breast cancer who have previously responded to hormonal therapy to assess clinical benefit at six months of enobosarm 9 mg once daily treatment. Clinical benefit was defined as those patients receiving treatment who have demonstrated (i) a complete response (disappearance of all targeted lesions), (ii) a partial response (at least a 30% decrease in the sum of the longest diameters of the targeted lesions), or (iii) stable disease (no disease progression from baseline). The primary endpoint was assessed in 17 AR positive patients, including one patient who had AR status determined outside the protocol specified window of time. Six of these 17 patients demonstrated clinical benefit at six months as stable disease, including the aforementioned patient, exceeding the pre-defined statistical threshold requiring that at least three of 14 patients with an AR positive metastatic lesion demonstrate clinical benefit. Seven patients in total (one patient with indeterminate AR status) achieved clinical benefit at six months as stable disease. The results also demonstrated that, after a median duration on study of 81 days, 41% of all patients (9/22) achieved clinical benefit as best response and also had increased prostate specific antigen, or PSA, which is an indicator of AR activity. No confirmed complete or partial responses were observed in the study, although one patient with liver metastases had a 27% reduction in a target tumor. Enobosarm was well tolerated throughout the clinical trial. The most common adverse events, or AEs, reported were pain, fatigue, nausea, hot flash/night sweats, and arthralgia. The majority of AEs were Grade 1. There were two serious adverse events, or SAEs, reported during the study. One of the SAEs, bone pain of the chest cage, was assessed as possibly related to enobosarm.

Enobosarm for the Potential Treatment of Women Whose
Advanced Breast Cancer is Both ER Positive and AR Positive

        Scientific Overview.    Prior to the ability to characterize receptor status and the introduction of targeted therapies directed at the ER, it was known that hormonal manipulation through ovarian ablation, along with alterations of pituitary and adrenal function could lead to tumor responses in some patients with breast cancer. Hormonal manipulation with steroidal androgens was also used with success as a first line treatment prior to the introduction of treatment with tamoxifen and also after disease progression following treatment with tamoxifen. However, androgen treatment had limitations due to the virilizing side effects including body and facial hair growth, acne and deepening of voice. Presently, ER targeted therapies are the mainstay of treatment for hormone receptor positive breast cancer with androgens reserved for use after failure of anti-estrogen therapies. However, the virilizing side effects are still a major limitation for patient compliance and acceptance. Based on the historical success of androgens for the treatment of breast cancer along with our preclinical data demonstrating tumor growth inhibition in ER positive breast cancer, we initiated a Phase 2 proof-of-concept clinical trial to evaluate enobosarm in postmenopausal women with ER positive and AR positive metastatic breast cancer in the second quarter of 2013. Based on the positive results from this proof-of-concept clinical trial in 2015, as well as our preclinical data demonstrating tumor growth inhibition with enobosarm in animal models of disease, the extensive experience we have with enobosarm in over 1,200 clinical trial patients, and its favorable safety profile, we initiated an open-label clinical trial of enobosarm in 2015 to demonstrate the effectiveness and safety of enobosarm to treat women whose advanced breast cancer is both ER positive and AR positive.

        Potential Market.    Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime. As of 2016, it was estimated there were more than 2.8 million women with a history of invasive breast cancer living in the United States. In 2017, an estimated 255,000 new cases of breast cancer will be diagnosed in women in the United States with approximately 6% to 8% of these women having metastatic disease at time of diagnosis. As studies investigating the prevalence of receptor status in invasive breast cancer have demonstrated that 75-85% of tumors are ER positive, anti-estrogen therapy has been noted to have the greatest global commercial impact than any other treatment intervention in oncology. However, despite the widespread use and success of ER targeted therapies, there is no cure for metastatic breast cancer and eventually approximately 20-30% of women diagnosed with invasive breast cancer will have a recurrence.

        Clinical Trial.    In 2015, we commenced enrollment in a Phase 2 clinical trial designed to evaluate the efficacy and safety of enobosarm in patients whose metastatic or locally advanced breast cancer is both ER positive and AR positive. This open-label, multinational clinical trial, which enrolled patients whose cancer has shown prior response to hormonal therapy but has subsequently progressed, is utilizing a Simon's two-stage clinical trial design. Patients receive orally-administered enobosarm (9 mg or 18 mg) daily for up to 24 months. The first stage of evaluation was assessed among the first 18 evaluable patients for each cohort to determine if clinical benefit was achieved at 24 weeks of treatment. Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria. At least 3 of 18 patients per cohort achieved clinical benefit at 24 weeks of treatment, and the trial has proceeded to the second stage of enrollment. In the second stage, if at least 9 of 44 evaluable patients achieve clinical benefit at week 24, the study will have successfully demonstrated its primary endpoint, and those patients achieving clinical benefit at

24 weeks of treatment will be able to continue treatment for a total of up to 24 months. The two dose cohorts in the trial are being treated independently for the purpose of assessing efficacy.

        In September 2016, we announced that we had achieved clinical benefit for the first stage in the 9 mg cohort and were continuing enrollment into the second stage of the clinical trial for this cohort. In November 2016, we announced that patients treated with enobosarm 9 mg had achieved the pre-specified primary efficacy endpoint in the ongoing Phase 2 clinical trial in women with advanced ER positive AR positive breast cancer. The primary efficacy endpoint for the clinical trial requires that at least nine patients (out of a total of 44 evaluable patients) achieve clinical benefit at 24 weeks of treatment. To date, of the 40 patients in the 9 mg dose cohort whose AR status has been confirmed AR positive, 10 patients have demonstrated clinical benefit at week 24, 23 patients have discontinued either at or prior to week 24, and 7 patients remain on study and have not yet reached week 24. There are another 5 patients who have been enrolled to the 9 mg cohort whose AR status has not yet been confirmed. Of the 10 evaluable patients achieving clinical benefit, 2 had a partial response and 8 had stable disease. The majority of adverse events are grade 1 and 2, and the most common adverse events reported (occurring in >10% of patients) include nausea (31%), fatigue (18%), and arthralgias (13%). Elevations in transaminases (ALT and AST) during enobosarm treatment were mild with the majority being grade 1 or 2.

        In November 2016, we also announced that a sufficient number of patients had also achieved clinical benefit in the first stage in the 18 mg cohort for us to continue enrollment into the second stage for that cohort. Enrollment for both of the second stages for the 9 mg and 18 mg dose cohorts was completed in the first quarter of 2017. The trial will continue as planned with a daily dose of either enobosarm 9 mg or 18 mg until 44 evaluable patients in each cohort have completed treatment to better characterize the clinical benefit response, evaluate secondary endpoints and describe the safety profile of the dose levels. We expect to report top-line clinical results from the clinical trial in the third quarter of 2017.

        Enobosarm appears to be safe and generally well tolerated. The independent Safety Monitoring Committee established to monitor the safety of our two ongoing breast cancer clinical trials met on December 1, 2016, and recommended that the clinical trials continue as planned.

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

        Potential Market.    Breast cancer is the most commonly diagnosed cancer in women with one in eight women developing invasive breast cancer during their lifetime. As of 2016, it was estimated there were more than 2.8 million women with a history of invasive breast cancer living in the United States. In 2017, an estimated 255,000 new cases of breast cancer will be diagnosed in women in the United States with TNBC accounting for up to 20% of these newly diagnosed breast cancers each year with 10-15% of these TNBC patient tumors expressing the AR. To date, treatment of TNBC has been limited to chemotherapy due to the lack of expression of known therapeutic targets on these tumors. Although first line chemotherapy is effective initially for the treatment of TNBC, patients eventually relapse and second line therapies are needed. While this market is smaller than ER positive breast cancer, it is currently underserved and represents an unmet medical need.

        Clinical Trial.    We commenced enrollment in 2015 in a Phase 2 proof-of-concept clinical trial of enobosarm designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive TNBC. This open-label, multinational clinical trial, which also utilizes a Simon's two-stage clinical trial design, is expected to enroll up to approximately 55 patients to obtain 41 evaluable patients, who will be administered an 18 mg oral daily dose of enobosarm, with clinical benefit being assessed at 16 weeks of treatment. There will be two stages of evaluation in the clinical trial, with the first stage assessment occurring following 16 weeks of treatment for the first 21 evaluable patients. If at least 2 of the 21 patients achieve clinical benefit, the trial is designed to enroll the second stage of the study. Clinical benefit is defined as a complete response, partial response or stable disease as measured by standardized response evaluation criteria. We anticipate having sufficient data from the first stage of this trial in the second quarter of 2017 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this study. However, due to the slow rate of patient enrollment in this trial, our current capital resources may not be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone has been met. Accordingly, in order to enroll the second stage of and to complete this trial, we will need to obtain additional funding, which we may be unable to do in a timely manner or at all.

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

        Clinical Trial.    In the first quarter of 2016, we initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. The rationale for evaluating enobosarm as a treatment for SUI in the proof-of-concept trial is supported by preclinical in vivo data demonstrating increases in pelvic floor muscle mass in animal models following treatment with our SARM compounds and safety data from clinical trials testing enobosarm 3 mg and other doses of enobosarm in more than 1,200 subjects. The trial is a single-arm, open-label proof-of-concept Phase 2 clinical trial evaluating the effects of orally administered enobosarm 3 mg in postmenopausal women with SUI. The primary endpoint of the trial is the change in frequency of daily stress urinary incontinence episodes from baseline to week 12. Secondary efficacy endpoints include accepted measurements of voiding, urethral pressure profile and change in pelvic floor muscles as measured by magnetic resonance imaging, or MRI. We currently anticipate obtaining data from this clinical trial in the third quarter of 2017 sufficient to enable us to determine if continued development of enobosarm in SUI is warranted. Continued development of enobosarm in SUI apart from our ongoing Phase 2 proof-of-concept clinical trial will require us to obtain additional funding.

SARMs for the Potential Treatment of Duchenne Muscular Dystrophy

        Scientific Overview.    We have evaluated several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare genetic disorder characterized by progressive muscle degeneration and weakness. Symptom onset is in early childhood, usually between the ages of three and five, and the disease primarily affects boys. The DMD gene is the largest known gene in the human genome and, as a result, it is susceptible to mutations. These mutations can be inherited from a boy's mother, but approximately one-third of the mutations are spontaneous. The resulting disease is caused by the production of a dysfunctional, or completely non-functional, protein called dystrophin, which helps keep muscle cells intact. Until recently, boys with DMD did not survive much beyond their teen years, but with advances in cardiac and respiratory care, survival into the early thirties is becoming more common. DMD remains an unmet medical need and the U.S. Food and Drug Administration, or FDA, has recently issued guidance affirming FDA's interest in finding new treatment options for this disease. We believe that a SARM may be a viable therapeutic option for the treatment of DMD, including in combination with therapies that can potentially modify the underlying genetic defect.

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

        Preclinical Development.    Based on the extensive SARM data from our preclinical and clinical development efforts, we are undertaking preclinical studies and have initiated discussions with experts to better understand the potential of SARMs as a treatment for DMD. Our preclinical studies have continued to confirm beneficial effects from SARMs in mice genetically altered to simulate DMD, compared to control groups. DMD mice were treated with three different SARM compounds, including enobosarm, and each cohort demonstrated increases in body weight, muscle mass, muscle performance (grip strength) and cardiac function compared to control groups. Based on our SARM data from these preclinical efforts, we have initiated discussions with potential collaboration partners to further develop a SARM for the treatment of DMD, and we will otherwise need to obtain additional funding in order to continue developing SARMs for the treatment of DMD.

SARDs for the Potential Treatment of Castration Resistant Prostate Cancer

        Scientific Overview.    In March 2015, we entered into an exclusive worldwide license agreement with the UTRF to develop SARD compounds that may be capable of degrading multiple forms of the AR. We believe SARDs have the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy's disease. We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Although current therapies have improved overall survival in men with CRPC, approximately one-third of the CRPC patients do not respond to these therapies, due in part to the presence of splice variants, including AR-V7, as well as mutations in the androgen receptor. Splice variants of the androgen receptor have been identified in which the ligand binding domain, the binding site for androgens and necessary for the action of many of the current therapies, is lost. In addition, most patients who initially respond to available treatments eventually progress due to the emergence of resistance to these therapies. It is believed that CRPC growth remains highly dependent on androgen receptor activity, although the mechanisms which underlie this resistance are not fully understood. We believe a therapeutic agent that would safely degrade multiple forms of the androgen receptor, including those without the ligand binding domain, would be uniquely positioned to address this patient population.

        Potential Market.    In the United States alone, we believe there are approximately 80,000 men who have developed resistance to luteinizing hormone-releasing hormone, or LHRH, therapies and therefore have CRPC but who have not received chemotherapy. We believe there are approximately 36,000 men diagnosed each year with metastatic hormone sensitive prostate cancer. Zytiga® and XTANDI® are currently the only drugs approved for the treatment of metastatic CRPC in patients who have not yet received chemotherapy, although several other drugs are in clinical development for this indication. We believe new hormonal therapies in development, if approved, will be used prior to chemotherapy as physicians and patients look for treatment options capable of delaying cancer progression and possibly prolonging survival prior to chemotherapy.

        Preclinical Development.    Our evaluation of the SARD program is at an early stage. We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support potential initial human clinical trials. While we plan to initiate a first in human clinical trial during the second half of 2017, we will require additional funding to initiate and complete any such clinical trial.

Our Strategy

        Our objective is to discover, develop and commercialize small molecules for the treatment of cancer, including treatments for prostate and breast cancer, and other serious medical conditions. Key elements of our strategy to achieve these objectives are to:

        Pursue Clinical Development of Enobosarm in Advanced Breast Cancer.    Our current strategy is focused on further development of enobosarm, our lead product candidate, in two breast cancer indications targeting the androgen receptor. During the second half of 2015, we commenced enrollment in two Phase 2 clinical trials of enobosarm. One trial is evaluating the efficacy and safety of enobosarm 9 mg and 18 mg doses in patients with ER positive, AR positive advanced breast cancer. Enrollment was complete for both dose cohorts in the first quarter of 2017. We have previously announced enobosarm achieved clinical benefit in the 9 mg dose cohort. We expect to report top-line clinical results from this clinical trial in the third quarter of 2017. The other Phase 2 clinical trial is evaluating the efficacy and safety of enobosarm 18 mg in patients with advanced AR positive TNBC. We anticipate having sufficient data from the first stage of this trial in the second quarter of 2017 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this study. However, due to the slow rate of patient enrollment in this trial, our current capital resources may not be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone has been met.

        Pursue Development of SARMs for SUI.    We are evaluating enobosarm for the treatment of SUI in a Phase 2 proof-of-concept clinical trial, which was initiated in the first quarter of 2016. We currently anticipate obtaining data from this clinical trial in the third quarter of 2017 to enable us to determine if continued development of enobosarm in SUI is warranted. Continued development of enobosarm in SUI apart from our ongoing Phase 2 proof-of-concept clinical trial will require us to obtain additional funding.

        Pursue Development of SARMs for DMD.    We are also evaluating enobosarm for the potential treatment of DMD. Based on our SARM data from these preclinical efforts, we have initiated discussions with potential collaboration partners to further develop a SARM for the treatment of DMD, and we will otherwise need to obtain additional funding in order to continue developing SARMs for the treatment of DMD.

        Continue Evaluation of SARD Program.    This class of assets is being evaluated as a potentially novel treatment for men with castration-resistant prostate cancer, including those who do not respond or are resistant to currently approved therapies. We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic, and toxicology studies, required to support potential initial human clinical trials. While we plan to initiate a first in human clinical trial during the second half of 2017, we will require additional funding to initiate and complete any such clinical trial.

        Pursue Licensing, Partnering or Sale of Certain Assets.    Our ability to pursue the continued development of SARMs and our SARD program is contingent upon our ability to obtain additional funding. Accordingly, we are actively seeking additional funding through the licensing, partnering or sale of certain assets to provide us the necessary resources for the development of our preclinical and clinical product candidates.

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

        We and UTRF also entered into a license agreement, or the SARD License Agreement, in March 2015 pursuant to which we were granted exclusive worldwide rights in all existing SARD technologies owned or controlled by UTRF, including all improvements thereto. Under the SARD License Agreement, we are obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development. We are also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. Unless terminated earlier, the term of the SARD License Agreement will continue, on a country-by-country basis, until the expiration of the last valid claim of any licensed patent in the particular country in which a licensed patent is granted. UTRF may terminate the SARM License Agreement for our uncured breach or upon our bankruptcy.

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

SARMs

        There are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We are developing enobosarm for the treatment of patients with advanced AR positive breast cancer. To our knowledge, no other SARMs are currently in development for the treatment of advanced AR positive breast cancer; however, other companies with SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation, Inc., which was recently acquired by Pfizer Inc., and Astellas Pharma, Inc., VT 464 being developed by Innocrin Pharmaceuticals Inc., and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm.

Enobosarm for the Potential Treatment of Women Whose
Advanced Breast Cancer is Both ER Positive and AR Positive

        In ER positive breast cancer, a number of targeted therapies are approved and/or are being developed to be used in combination with other hormonal agents. These therapies include CDK 4/6 inhibitors (palbociclib being developed by Pfizer has recently been approved by FDA, and ribociclib (Novartis) and abemaciclib (Eli Lilly and Company) are in Phase III trials), PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), and mTOR inhibitors (Everolimus being developed by Novartis has recently been approved by the FDA). In ER positive breast cancer, new selective estrogen receptor modulators and selective estrogen receptor degraders targeting the estrogen receptor are in development, including GDC-0910 (Roche), RAD 1901 (Radius Pharmaceuticals), and AZD9496 (Astra Zeneca).

Enobosarm for the Potential Treatment of Women with Advanced AR Positive TNBC

        We are also developing enobosarm for the treatment of women with advanced AR positive TNBC. There are no currently approved therapies for this subset of patients, beyond chemotherapy. However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Pfizer and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, VT 464 being developed by Innocrin and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Everolimus being developed by Novartis), EGFR inhibitor (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

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

SARMs for the Potential Treatment of Duchenne Muscular Dystrophy

        We are also exploring the potential of SARMs to treat DMD. DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body. A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD. These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved. The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (which recently received FDA approval) and DS-1541b, by Daiichi Sankyo Co. Marathon Pharmaceuticals LLC recently received FDA approval for a glucocorticoid, deflazacort, which was recently acquired from Marathon by PTC Therapeutics. Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone. Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint. Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing. Italfarmco S.p.A. has a Phase 2 trial ongoing with givinostat, an HDAC inhibitor. Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, an utrophin upregulator. Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM. Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide. Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor. Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor. ReveraGen Biopharma Inc. plans to begin Phase 2 trials in DMD with VPB 15, a novel glucocorticoid. Capricor Therapeutics has initiated a Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

SARDs for the Potential Treatment of CRPC

        We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies. Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.'s ARV-330, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer and Androscience Corporation's androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC. Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) that is currently being evaluated in Phase 3 studies in men with progressive, advanced prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. In addition to targeting the androgen receptor, therapeutic approaches are being developed to target the progesterone receptor in these patients by Arno Therapeutics Inc.

Intellectual Property

        We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

        For enobosarm and our other SARM compounds, we have an exclusive license from UTRF under its issued patents and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy, and other European Union countries, as well as in certain other countries outside those regions, covering the composition of matter of the active pharmaceutical ingredient for pharmaceutical products, pharmaceutical compositions and methods of synthesizing the active pharmaceutical ingredients. We have also exclusively licensed from UTRF issued and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, as well as in certain other countries outside those regions, related to methods for treating muscle wasting disorders, including DMD and cancer cachexia, and for treating sarcopenia and increasing muscle performance, muscle size and muscle strength and increasing the strength of or mass of a bone and for treating bone related disorders, including bone frailty and osteoporosis. Issued patents for enobosarm composition of matter that we licensed from UTRF and issued in the United States expire in 2024. Issued patents for composition of matter for our other SARM compounds in the United States will expire from 2021-2029, depending on the specific SARM compound. The issued patents we licensed from UTRF and issued outside of the United States for enobosarm expire in 2025, and with respect to other SARM compounds, expire in 2023 and 2027, depending on the specific SARM compound. We have pending patent applications for enobosarm and our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2025 and 2027, depending on the specific SARM compound. We have issued patents in the United States, and issued patents and pending applications in countries outside the United States for enobosarm and certain other SARM compounds as a feed composition for animals. The patents in the United States will expire in 2025. Issued patents outside the United States, and patent applications, if issued, which are pending outside the United States, will expire in 2031. Patent applications which are pending in the United States and outside the United States using SARMs for SUI and pelvic floor disorders will expire in 2035, if the patents are issued. Patent applications which are pending in the United States using enobosarm for DMD will expire in 2024, if the patents are issued. Issued patents in the United States, and patent applications, if issued, which are pending in the United States, using other SARMs for DMD will expire in 2027.

        We have our own issued patents and pending patent applications in the United States, Canada, Australia, Europe, Japan, China and other countries in Asia, as well as in certain other countries outside those regions, related to solid forms of enobosarm. Issued patents covering solid forms of enobosarm in the United States will expire in 2029. Issued patents and pending patent applications, if issued, in countries outside of the United States will expire in 2028. We have our own pending patent applications in the United States and as an International Application related to methods of treating breast cancer using our SARM compounds. Such patent applications, if issued, would expire in 2033 in the United States and outside of the United States. We have allowed claims in the United States directed to TNBC and AR positive breast cancer.

        For our SARD compounds and methods of use thereof, we have filed certain patent applications and are the exclusive licensee of the SARD technology under a license agreement with UTRF executed in 2015. The patent applications will expire between 2036 and 2037, if the patents are issued.

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

Government Regulation

New Drug Development and Approval Process

        Numerous governmental authorities in the United States and other countries extensively regulate the testing, clinical development, manufacturing and marketing of pharmaceutical products and ongoing research and development activities. In the United States, the FDA rigorously reviews pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and applicable regulations. Non-compliance with FDA regulations can result in administrative and judicial sanctions, including warning or untitled letters, clinical holds, fines, recall or seizure of products, injunctions, total or partial suspension of production, refusal of the government to approve marketing applications or allow entry into supply contracts, refusal to permit import or export of products, civil penalties, criminal prosecution and other actions affecting a company and its products. The FDA also has the authority to revoke previously granted marketing authorizations.

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

        Clinical trials are conducted in three sequential phases, but the phases may overlap. Phase 1 clinical trials usually involve healthy human subjects. The goal of a Phase I clinical trial is to establish initial data about the safety, tolerability and pharmacokinetic properties of the product candidates in humans. In Phase 2 clinical trials, controlled studies are conducted on an expanded population of patients with the targeted disease. The primary purpose of these tests is to evaluate the initial effectiveness of the drug candidate on the intended target and to determine if there are any side effects or other risks associated with the drug and to determine the optimal dose of the drug from the safety and efficacy profile developed from the clinical study. Phase 3 trials involve even larger patient populations, often with several hundred or even several thousand patients, depending on the use for which the drug is being studied. Phase 3 trials are intended to establish the overall risk-benefit ratio of the drug and provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug candidate.

Product Formulation and Manufacture

        Concurrent with clinical trials and preclinical studies, companies must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product. In addition, manufacturers, including contract manufacturers, are required to comply with current applicable FDA Good Manufacturing Practice, or cGMP, regulations. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

        Compliance with cGMP regulations also is a condition of new drug application approval. The FDA must approve manufacturing facilities before they can be used in the commercial manufacture of drug products. In addition, manufacturing establishments are subject to pre-approval inspections and unannounced periodic inspections.

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

        If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter authorizing commercial marketing of the drug candidate for specified indications. The FDA could also issue a "complete response" letter at the end of the review period. A "complete response" letter will be issued to let a company know that the review period for a drug is complete and that the application is not yet ready for approval. The letter will describe specific deficiencies and, when possible, will outline recommended actions the applicant might take to get the application ready for approval, including calling for additional clinical trial data.

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

        Any products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including record keeping requirements, reporting of adverse experiences with the drug, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their establishments and are subject to periodic unannounced inspections for compliance with cGMP requirements. Also, newly discovered or developed safety or effectiveness data may require changes to a product's approved labeling, including the addition of new warnings and contraindications, or even in some instances revocation or withdrawal of the product's approval.

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

        The centralized procedure leads to approval of the product in all 27 EU member states and in Norway, Iceland and Liechtenstein. Submission of one MAA thus leads to one assessment process and one authorization that allows access to all applicable markets within the entire EU. The process of the centralized procedure is triggered when the applicant sends the letter announcing the intent to submit a MAA (letter of intent). The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products, or CHMP, representing two EU member states. However, in light of the United Kingdom's vote in 2016 to leave the European Union, the so-called Brexit vote, there may be changes forthcoming in the scope of the centralized approval procedure as the terms of that exit are negotiated between the UK and the European Union.

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

        Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, participating manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.

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

        The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act ("Healthcare Reform Act") which includes changes to the coverage and reimbursement of drug products under government health care programs. Modifications to or repeal of all or certain provisions of the Healthcare Reform Act are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

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

        Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our prior activities (when we marketed FARESTON®) or any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to the penalty provisions of the pertinent laws and regulations.

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Our research and development expenses were $17.2 million for the year ended December 31, 2016, $13.6 million for the year ended December 31, 2015, and $20.9 million for the year ended December 31, 2014.

Employees

        As of December 31, 2016, we had 26 employees, 8 of whom were M.D.s, Pharm.D.s and/or Ph.D.s. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Reverse Stock Split

        On December 5, 2016, we effected a one-for-ten reverse stock split of our outstanding common stock, or the Reverse Stock Split. The primary purpose of the Reverse Stock Split was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, which compliance was regained on December 20, 2016. At the effective time of the Reverse Stock Split, every ten shares of our issued and outstanding common stock was automatically combined and reclassified into one issued and outstanding share of common stock. No fractional shares of our common stock were issued in the Reverse Stock Split, but in lieu thereof, each holder of our common stock who would otherwise have been entitled to a fraction of a share of our common stock in the Reverse Stock Split received a cash payment. In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by GTx and outstanding immediately prior to the effective time of the Reverse Stock Split, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Reverse Stock Split was reduced proportionately. Unless otherwise noted, all share and per share information included in this report has been retroactively adjusted to give effect to the Reverse Stock Split.

Management

        The following table sets forth information about our executive officers and other key clinical and regulatory officers as of March 17, 2017.

Name	Age	Position(s)
Executive Officers
Marc S. Hanover	54	Chief Executive Officer
Robert J. Wills, Ph.D	63	Executive Chairman
Henry P. Doggrell	68	Vice President, Chief Legal Officer and Secretary
Diane C. Young, M.D	60	Vice President, Chief Medical Officer
Jason T. Shackelford	41	Vice President, Finance and Accounting, and Principal Financial and Accounting Officer
Other Key Clinical and Regulatory Officers
Jeffrey G. Hesselberg	58	Vice President, Regulatory Affairs
Mary Ann Johnston, PharmD	45	Vice President, Clinical Development

Executive Officers of the Registrant

        Marc S. Hanover, a co-founder of GTx, served as our President and Chief Operating Officer from our inception in September 1997 until his appointment as our permanent Chief Executive Officer in February 2015, and served as our acting Principal Financial Officer from December 31, 2013 until his appointment as our interim Chief Executive Officer on April 3, 2014. He also previously served as a member of our Board of Directors from September 1997 to August 2011. Prior to joining GTx, Mr. Hanover was a founder of Equity Partners International, Inc., a private equity firm in Memphis, Tennessee, and participated as a founder and investor in three healthcare companies. From 1985 to 1997, Mr. Hanover was a Senior Vice President and a member of the Executive Management Committee of National Bank of Commerce in Memphis, Tennessee. Mr. Hanover holds a B.S. in Biology from the University of Memphis and an MBA in Finance from the University of Memphis.

        Robert J. Wills, Ph.D., joined GTx as Executive Chairman of the Board of Directors and as the Chairman of the Board's Scientific and Development Committee on March 2, 2015. Prior to joining GTx, Dr. Wills served as Vice President, Alliance Manager for Johnson & Johnson (J&J) and was responsible for managing strategic alliances for J&J's Pharmaceutical Group worldwide since 2002. Prior to this, Dr. Wills spent 22 years in pharmaceutical drug development, 12 of which were at J&J and 10 of which were at Hoffmann-La Roche Inc. Before assuming his alliance management role at J&J, Dr. Wills served as Senior Vice President Global Development at J&J where he was responsible for its late stage development pipeline and was a member of several internal commercial and research and development operating boards. Since 2015, Dr. Wills has served as the chairman of the board of Cymabay Therapeutics Inc. (NASDAQ: CBAY). Dr. Wills holds a B.S. in Biochemistry and a M.S. in Pharmaceutics from the University of Wisconsin and a Ph.D. in Pharmaceutics from the University of Texas.

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

        Diane C. Young, M.D. was appointed Vice President and Chief Medical Officer at GTx in July 2015. Dr. Young is a board-certified medical oncologist with 25 years of industry experience in clinical development and medical affairs, most recently with Novartis where she spent 12 years in global and regional leadership roles in oncology drug development. Prior to Novartis, Dr. Young spent 10 years with J&J, where she served as Vice President, Global Development at R. W. Johnson Pharmaceutical Research Institute (now Johnson & Johnson Research and Development). At Novartis, Dr. Young held senior leadership positions involved in the development, regulatory approval and medical affairs activities for several products, including Glivec®, Zometa®, Femara®, Sandostatin®, Tasigna®, Jakavi® and Afinitor®, all of which are treatments or supportive therapies for cancer patients.

        Jason T. Shackelford currently serves as our Vice President, Finance and Accounting, after joining GTx in July 2007 as Director, Accounting and Corporate Controller, and has served as our principal accounting officer since December 31, 2013 and as our principal financial and accounting officer since April 3, 2014. Prior to joining GTx, Mr. Shackelford was a Senior Audit Manager at KPMG LLP. Mr. Shackelford is a Certified Public Accountant and holds a Bachelor of Business Administration and Master of Accountancy from the University of Mississippi.

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

        As of December 31, 2016, we had an accumulated deficit of $531.2 million. Our net loss for the year ended December 31, 2016 was $17.7 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products. A substantial portion of our efforts and expenditures were previously devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects. Our current strategy is focused on the further development of enobosarm for the treatment of patients with advanced androgen receptor, or AR, positive breast cancer. However, the development of enobosarm for the treatment of patients with advanced AR positive breast cancer is at a relatively early stage, is subject to the substantial risk of failure inherent in the development of early-stage product candidates, and will require significant additional financial resources and personnel in order for such development to continue. With regard to our remaining programs, our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology, our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, and our clinical evaluation of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI, will in each case require significant additional financial resources and personnel to continue our development of these programs. Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

        If we are unable to raise substantial additional capital in the near term to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter, if we and/or any potential collaborators are unable to develop and commercialize SARMs or SARD technology, if development is further delayed or is eliminated, or if sales revenue from any SARM or

SARD products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

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

        At December 31, 2016, we had cash, cash equivalents and short-term investments of $21.9 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017. Accordingly, we will need to raise substantial additional capital in the near term order to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter. In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with estrogen receptor, or ER, positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI. However, our existing capital resources will not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications. If we determine that our existing capital resources are not sufficient to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met. Accordingly, in order to enroll the second stage of and to complete this trial, we will need to obtain additional funding, which we may be unable to do in a timely manner or at all. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

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

  •
  initiate and complete human clinical studies of our SARD program; and

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

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We also do not have any commitments for future external funding. Accordingly, we expect to continue our efforts to seek additional funds through potential collaboration, partnering or other strategic arrangements, through public or private equity offerings or debt financings, or a combination of the foregoing.

        In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017, there is doubt raised about our ability to continue as a going concern. While we believe that we have the ability to successfully implement plans to mitigate the conditions that may raise doubt about our ability to continue as a going concern within one year after the date of this report, such plans include reducing or delaying expenditures by postponing or discontinuing planned clinical or preclinical development and implementing cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm our business. In any event, if we are unable to raise additional funds in the near term to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing AR positive TNBC clinical trial, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.

        To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, completed a subsequent private placement in November 2014 that represented additional dilution, and we again raised additional funds by issuing shares of common stock in a registered direct offering in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with advanced AR positive breast cancer and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

        Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our ongoing Phase 2 clinical trials of enobosarm in patients with advanced AR positive breast cancer. Furthermore, the positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose advanced breast cancer is both ER positive and AR positive does not ensure that our ongoing Phase 2 clinical trials of enobosarm in patients with advanced AR positive breast cancer will be successful or that any later trials will be successful. Likewise, the fact that we achieved clinical benefit in the 9 mg cohort for both the first and second stages of our ongoing Phase 2 clinical trial of enobosarm in patients whose advanced breast cancer is both ER positive and AR positive and achieved the first stage milestone in the 18 mg cohort in this trial does not ensure that either this trial or our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC will be successful. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with advanced AR positive breast cancer, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

        Our evaluation of our SARD program is at an early stage and to initiate and complete initial human clinical trials, we will require additional funding. In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for any such further development.

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

        In addition, in the first quarter of 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary SARD technology. However, our evaluation of the SARD program is at an early stage and it is possible that we may determine not to move forward with any meaningful preclinical development of our SARD program. Even if we do determine to move forward with any meaningful preclinical development of our SARD program, to initiate and complete initial human clinical trials, we will require additional funding. Accordingly, as a result of our unsuccessful research and preclinical development and/or our inability to obtain sufficient funding to meaningfully advance preclinical development of our SARD program, we may fail to realize the anticipated benefits of our licensing of this program.

        Significant delays in clinical testing could materially impact our product development costs. We do not know whether our ongoing clinical trials will need to be modified or will be completed on schedule, if at all. For example, our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC is being conducted using a Simon's two-stage design, pursuant to which approximately half of the patients are enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed. We have not commenced enrollment in the second stage of the Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC. Due to the slow rate of patient enrollment in this trial, our current capital resources may not be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met. Accordingly, in order to enroll the second stage of and to complete this trial, we will need to obtain additional funding, which we may be unable to do in a timely manner or at all. In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators' ability to commercialize our product candidates, including:

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

  •
  registration or enrollment in clinical trials may be slower than we anticipate, such as the slower than expected rate of enrollment we have experienced in our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, resulting in significant delays, additional costs and/or study terminations;

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

        In three Phase 2 clinical trials of GTx-758, we observed venous thromboembolic events (VTEs), or blood clots, in subjects treated with GTx-758 at the doses then being studied in these clinical trials (1000 mg and higher per day) and reported those events to the FDA. There were two deaths in subjects treated with GTx-758 and two deaths in subjects treated with Lupron Depot®. In February 2012, the FDA placed all of our then ongoing clinical studies of GTx-758 on full clinical hold, and we suspended further enrollment into these studies and notified clinical sites to discontinue treatment of subjects with GTx-758. In May 2012, the FDA notified us that it had removed the full clinical hold on GTx-758. In the third quarter of 2012, we initiated a Phase 2 clinical trial to evaluate GTx-758, at doses lower than those which were previously being tested in our discontinued Phase 2 clinical trials, as secondary hormonal therapy in men with metastatic castration-resistant prostate cancer, or CRPC, and in this trial, there was one reported incidence of a VTE and one reported incidence of a myocardial infarction, or MI, in patients enrolled in the 250 mg arm of the trial, resulting in the discontinuation of both patients from active treatment. We have determined to discontinue further development of GTx-758 and we do not expect to receive any return on our investment from this product candidate.

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

        Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates and to provide funding for such activities. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements or other strategic transactions with third parties or other financing alternatives. In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for any such further development. Moreover, our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC is being conducted using a Simon's two-stage design, pursuant to which approximately half of the patients are enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed. We have not commenced enrollment of the second stage of the Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC. Due to the slow rate of patient enrollment in the TNBC trial, our current capital resources may not be sufficient to enable us to complete the second stage of this trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met. Accordingly, in order to enroll the second stage of and to complete this trial, we will need to obtain additional funding, which we may be unable to do in a timely manner or at all. Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding. In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding. There can be no assurances that we will be successful in obtaining additional funding in any event. If we are not able to raise substantial additional capital, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for the further development of our product candidates, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

        We have in the past established and intend to continue to establish collaborations with third parties to develop and commercialize some of our current and future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2011, we and Ipsen Biopharm Limited, or Ipsen, mutually agreed to terminate our collaboration for the development and commercialization of our toremifene-based product candidate. As of the date of this report, we have no ongoing collaborations for the development and commercialization of our product candidates. We may not be able to locate third-party collaborators to develop and market our product candidates, and we lack the capital and resources necessary to develop our product candidates alone.

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

        We have licensed intellectual property rights and technology from UTRF used in substantially all of our business. Our license agreements with UTRF, under which we were granted rights to SARM compounds and technologies, including enobosarm, and more recently, to SARD compounds and technology, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the relevant agreement and fail to cure that breach. If one or both of these agreements are terminated, then we may lose our rights to utilize the SARM and/or SARD technology and intellectual property covered by those agreements to market, distribute and sell licensed products, which may prevent us from continuing our business and may cause us to cease operations altogether.

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

        The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as other toremifene-based products. Although we evaluated the potential submission of a MAA to the EMA seeking marketing approval of enobosarm 3 mg in the EU for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the MHRA, we determined that the data from the POWER trials was not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we elected not to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA would not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.

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

        Sales of products developed by us and/or any potential collaborators are dependent on the availability and extent of reimbursement from third-party payors, both governmental and private. Changes in the reimbursement policies of these third-party payors that reduce reimbursements for any products that we and/or any potential collaborators may develop and sell could negatively impact our future operating and financial results.

        Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients. Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all). In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Healthcare Reform Act. This health care reform legislation, among other initiatives, implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in drug rebates manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care.

        The future of the Healthcare Reform Act is currently uncertain. The Trump administration and Republican members of Congress recently introduced a plan to repeal and replace a number of provisions in the Healthcare Reform Act, including, for example, repeal of the individual mandate requiring most individuals to obtain health insurance or pay a tax penalty and significant changes to Medicaid coverage and funding. A repeal of significant portions of the Healthcare Reform Act would likely have a far-reaching effect on healthcare coverage and reimbursement. We cannot, however, predict the ultimate form, success or impact on the profitability of our product candidates of such a repeal and replace legislative initiative.

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

        Among policy makers and payors in the United States and elsewhere, there is significant interest in health care reform, as evidenced by the initial enactment of as well as the current proposed repeal and replacement of the Healthcare Reform Act in the United States. Aside from any repeal of the Healthcare Reform Act, federal and state legislatures within the United States and foreign governments will likely continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and legislative and administrative initiatives at the federal and state levels intended to, among other things, bring more transparency to drug pricing and modify government program reimbursement for drugs. We cannot predict what health care reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

        With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We are developing enobosarm for the treatment of patients with advanced AR positive breast cancer. To our knowledge, no other SARMs are currently in development for the treatment of advanced AR positive breast cancer; however, other companies with SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future. For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation Inc., which was recently acquired by Pfizer Inc., and Astellas Pharma, Inc., VT 464 being developed by Innocrin Pharmaceuticals Inc., and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. In ER positive breast cancer, a number of targeted therapies are being developed to be used in combination with other hormonal agents. These therapies include CDK 4/6 inhibitors (palbociclib being developed by Pfizer has recently been approved by FDA, and ribociclib (Novartis)

and abemaciclib (Lilly) are in Phase III trials), PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), and mTOR inhibitors (Everolimus being developed by Novartis (FDA approved)). In ER positive breast cancer, new selective estrogen receptor modulators and selective estrogen receptor degraders targeting the estrogen receptor are in development, including GDC-0910 (Roche), RAD 1901 (Radius Pharmaceuticals), and AZD9496 (Astra Zeneca). Additionally, we initiated a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy. However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Pfizer and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, VT 464 being developed by Innocrin, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Everolimus being developed by Novartis), EGFR inhibitor (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

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

        We are also exploring the potential of SARMs to treat DMD. DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body. A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD. These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved. The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (which recently received FDA approval) and DS-1541b, by Daiichi Sankyo Co. Marathon Pharmaceuticals LLC recently received FDA approval for a glucocorticoid, deflazacort, which was recently acquired from Marathon by PTC Therapeutics. Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone. Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint. Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing. Italfarmco S.p.A. has a Phase 2 trial ongoing with givinostat, an HDAC inhibitor. Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, an utrophin upregulator. Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM. Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide. Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor. Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor. ReveraGen Biopharma Inc. plans to begin Phase 2 trials in DMD with VPB 15, a novel glucocorticoid. Capricor Therapeutics has initiated a Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

        We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies. Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.'s ARV-330, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer and Androscience Corporation's androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC. Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) that is currently being evaluated in Phase 3 studies in men with progressive, advanced prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. In addition to targeting the androgen receptor, therapeutic approaches are being developed to target the progesterone receptor in these patients by Arno Therapeutics Inc.

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

        Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

        In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 26 employees remained as employees of GTx as of December 31, 2016. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees. In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

        If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of December 31, 2016, we had only 26 employees.

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

        The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the closing sale price for our common stock has varied between a high of $9.50 on November 18, 2016 and a low of $4.66 on January 15, 2016 in the twelve-month period ended December 31, 2016 (such prices as adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016, or the Reverse Stock Split). The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

  •
  reports of unacceptable incidences of adverse events observed in any of our ongoing clinical trials of enobosarm;

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

  •
  The low trading volume of our common stock;

  •
  changes in accounting principles; and

  •
  additional losses of any of our key scientific or management personnel.

        In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies, including as a result of statements on drug pricing by the Trump Administration, has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the repeal and/or replacement of all or portions of the Healthcare Reform Act or greater restrictions on free trade stemming from Trump Administration policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations may adversely affect the trading price of our common stock.

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

        As of December 31, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 76.8% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 37.5% of our outstanding common stock as well as warrants to purchase up to an additional 2.5 million shares of common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

         If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

        Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement. On June 21, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until December 19, 2016, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on June 20, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split prior to December 19, 2016, if necessary. On December 5, 2016, we effected the Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid

Price Requirement, which compliance was regained on December 20, 2016. However, there can be no assurance that the market price of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. In any event, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders' equity or market values of our common stock, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

         Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed a study through December 31, 2014 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through December 31, 2016. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination. In any event, our recent registered direct offering of our common stock, future equity offerings and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

        For the 12-month period ended December 31, 2016, the average daily trading volume of our common stock on The NASDAQ Capital Market was only 14,829 shares (as adjusted to give effect to the Reverse Stock Split). As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2016, we had 15,919,572 shares of common stock outstanding. In addition, as a result of the low trading volume of our common stock, which was exacerbated by the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

        In October 2016, we completed a registered direct offering in which we sold 1.7 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). In November 2014, we completed a private placement of 6.4 million shares of our common stock and warrants to purchase 6.4 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). Similarly, in March 2014 we completed a private placement of 1.2 million shares of our common stock and warrants to purchase 1.0 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). Pursuant to the terms of a registration rights agreement we entered into in connection with the March 2014 private placement, we filed a registration statement under the Securities Act registering the resale of the 1.2 million shares of common stock we issued to the investors in the March 2014 private placement, which include J.R. Hyde, III, our largest stockholder, as well as the 1.0 million shares of common stock underlying the warrants we issued to those investors (which warrants subsequently expired unexercised). Likewise, pursuant to the terms of the securities purchase agreement we entered into in connection with the November 2014 private placement, we filed registration statements under the Securities Act registering the resale of the 6.4 million shares of common stock we issued to the investors in the November 2014 private placement, which included J.R. Hyde, III, as well as the additional 6.4 million shares of common stock subject to the warrants we issued to the investors in the November 2014 private placement. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 790,000 shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our 2014 private placements or in our 2016 registered direct offering of common stock, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

        Our common stock began trading on The NASDAQ Global Market under the symbol "GTXI" on February 3, 2004 and was transferred to The NASDAQ Capital Market on March 19, 2015. The following table presents, for the periods indicated, the high and low intraday sales prices per share of our common stock (as adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016) as reported on The NASDAQ Global Market prior to March 19, 2015 and The NASDAQ Capital Market subsequent to that date.

	2016		2015
	High	Low	High	Low
First Quarter	$8.00	$2.90	$8.40	$6.00
Second Quarter	8.00	5.00	15.90	6.50
Third Quarter	11.19	5.00	15.90	6.60
Fourth Quarter	9.90	5.14	11.70	6.20

        On March 17, 2017, the closing price of our common stock as reported on The NASDAQ Capital Market was $5.10 per share and there were approximately 81 holders of record of our common stock.

Performance Graph1

        The rules of the SEC require that we include in our annual report to stockholders a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the NASDAQ and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use The NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ Stock Market) and The NASDAQ Biotechnology Index (consisting of a group of approximately 164 companies in the biotechnology sector) for purposes of the performance comparison that appears below.

        The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2011 on The NASDAQ Capital Market for: (1) our common stock; (2) The NASDAQ Composite Index and (3) The NASDAQ Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on our common stock. The closing sale price of our common stock on December 30, 2016 as reported on The NASDAQ Capital Market was $5.28.

        The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GTx Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

            *$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Expenses:
Research and development expenses	$17,228	$13,607	$20,870	$32,318	$38,887
General and administrative expenses	8,705	8,234	9,478	11,281	10,845

Total expenses	25,933	21,841	30,348	43,599	49,732

Loss from operations	(25,933)	(21,841)	(30,348)	(43,599)	(49,732)
Other income (expense), net	46	57	(259)	1,488	(19)
Gain (loss) on change in fair value of warrant liability (a)	8,163	3,081	(8,804)	-	-

Loss from operations before income taxes	(17,724)	(18,703)	(39,411)	(42,111)	(49,751)
Income tax benefit	-	-	-	-	8,821

Net loss from continuing operations	(17,724)	(18,703)	(39,411)	(42,111)	(40,930)

Income from discontinued operations before income taxes	-	-	-	-	22,676
Income tax expense	-	-	-	-	(8,821)

Net income from discontinued operations	-	-	-	-	13,855

Net loss	$(17,724)	$(18,703)	$(39,411)	$(42,111)	$(27,075)

Net loss per share — basic and diluted: (b)
Net loss from continuing operations	$(1.22)	$(1.33)	$(4.82)	$(6.68)	$(6.52)
Net income from discontinued operations	-	-	-	-	2.21

Net loss per share — basic	$(1.22)	$(1.33)	$(4.82)	$(6.68)	$(4.31)

Net loss per share — diluted	$(1.22)	$(1.47)	$(4.82)	$(6.68)	$(4.31)

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (c)	$21,869	$29,256	$49,295	$14,729	$56,089
Working capital	19,687	1,717	17,359	10,604	47,320
Total assets	24,502	32,031	50,651	15,605	57,774
Accumulated deficit	(531,198)	(513,474)	(494,771)	(455,360)	(413,249)
Total stockholders' equity	19,891	1,859	17,829	10,684	47,701
(a)
The gain (loss) on the change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholders' Equity, for further information.

(b)
Net loss per share — basic and diluted disclosures have been adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016.

(c)
Cash, cash equivalents and short-term investments for the year ended December 31, 2016 includes the net proceeds of $13.7 million received from the registered direct offering of common stock completed in October 2016. Cash, cash equivalents and short-term investments for the year ended December 31, 2014 includes the net proceeds of $21.1 million and $42.8 million received from the private placements of common stock and warrants completed in March and November 2014, respectively. See Note 6, Stockholders' Equity, for further information.

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

        On December 5, 2016, we effected a one-for-ten reverse stock split of our outstanding common stock, or the Reverse Stock Split. At the effective time of the Reverse Stock Split, every ten shares of our issued and outstanding common stock was automatically combined and reclassified into one issued and outstanding share of common stock. No fractional shares of our common stock were issued in the Reverse Stock Split, but in lieu thereof, each holder of our common stock who would otherwise have been entitled to a fraction of a share of our common stock in the Reverse Stock Split received a cash payment. In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by GTx and outstanding immediately prior to the effective time of the Reverse Stock Split, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Reverse Stock Split was reduced proportionately. Unless otherwise noted, all share and per share information included in this report has been retroactively adjusted to give effect to the Reverse Stock Split.

 Overview

Business Overview

        We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD. In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

Business Highlights

        Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is

the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this new class of compounds. We announced in 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy. During the second half of 2015, we commenced enrollment in both a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both ER positive and AR positive and a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Both of these clinical trials are being conducted utilizing a Simon's two-stage trial design. The Phase 2 clinical trial evaluating enobosarm in patients with ER positive, AR positive advanced breast cancer has completed enrollment of both stages of the clinical trial for both dose cohorts. We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort. We expect to report top-line clinical results from this clinical trial in the third quarter of 2017. In our trial evaluating enobosarm in patients with advanced AR positive TNBC, we anticipate having sufficient data from the first stage of this trial in the second quarter of 2017 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this study. However, due to the slow rate of patient enrollment in this trial, our current capital resources may not be sufficient to enable us to complete the second stage of the TNBC trial, in which case, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone has been met.

        We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass. In the first quarter of 2016, we initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. We currently anticipate obtaining data from this clinical trial in the third quarter of 2017 sufficient to enable us to determine if continued development of enobosarm in SUI is warranted. Continued development of enobosarm in SUI apart from our ongoing Phase 2 proof-of-concept clinical trial will require us to obtain additional funding. We have also evaluated several SARM compounds in preclinical models of DMD where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.

        With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy's disease. We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies. Our evaluation of the SARD program is at an early stage. We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support potential initial human clinical trials. While we plan to initiate a first in human clinical trial during the second half of 2017, we will require additional funding to initiate and complete any such clinical trial.

        Our ability to pursue the continued development of SARMs and our SARD program is contingent upon our ability to obtain additional funding. Accordingly, we are actively seeking additional funding through the licensing, partnering or sale of certain assets to provide us the necessary resources for the development of our preclinical and clinical product candidates. We have discussions ongoing with several potential collaboration partners who have expressed interest in our SARM compounds for the treatment of breast cancer, SUI, and/or DMD, as well as our SARD technology.

Financial Highlights

        Our net loss for the year ended December 31, 2016 was $17.7 million. We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and potentially seek regulatory approval of our product candidates. We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012. We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

        At December 31, 2016, we had cash, cash equivalents and short-term investments of $21.9 million compared to $29.3 million at December 31, 2015. On October 14, 2016, we completed a registered direct offering of our common stock, in which we sold 1.7 million shares of our common stock for net proceeds to us of approximately $13.7 million.

        Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017. Accordingly, we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter. In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI. However, our existing capital resources will not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications. If we determine that our existing capital resources are not sufficient to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met. Accordingly, in order to enroll the second stage of and to complete this trial, we will need to obtain additional funding, which we may be unable to do in a timely manner or at all. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

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

  •
  initiate and complete human clinical studies of our SARD program; and

  •
  fund our operations and to continue as a going concern.

        In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017, there is doubt raised about our ability to continue as a going concern. While we believe that we have the ability to successfully implement plans to mitigate the conditions that may raise doubt about our ability to continue as a going concern within one year after the date of this report, such plans include reducing or delaying expenditures by postponing or discontinuing planned clinical or preclinical development and implementing cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm our business. In any event, if we are unable to raise additional funds in the near term to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing AR positive TNBC clinical trial, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We also do not have any commitments for future external funding. Accordingly, we expect to continue our efforts to seek additional funds through potential collaboration, partnering or other strategic arrangements, through public or private equity offerings or debt financings, or a combination of the foregoing. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our POWER 1 and POWER 2 Phase 3 clinical trials of enobosarm for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC, to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with advanced AR positive breast cancer and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Assuming we raise additional capital in the near term to fund our operations through the fourth quarter of 2017, we expect that our research and development expenses for fiscal year 2017 will remain relatively consistent as compared to fiscal year 2016 primarily due to our ongoing Phase 2 clinical trials of enobosarm in two different breast cancer indications targeting the androgen receptor and for the treatment of SUI and ongoing preclinical development of the SARD program.

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

General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions. General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relation services. We expect our general and administrative expenses for fiscal year 2017 to be relatively consistent with fiscal year 2016.

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

Warrant Liability

        In November 2014, we issued warrants to purchase 6,430,948 shares of our common stock. At that time, we classified these warrants as a liability on our balance sheet since the warrants contained certain terms that could have required us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $1.25 per unexercised share underlying each warrant. As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, we were required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability at March 31, 2016. We recorded a non-cash reclassification of the warrant fair value to stockholders' equity based on the warrants' fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

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

        The following table summarizes share-based compensation expense included within the statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Research and development expenses	$1,260	$1,210	$2,512
General and administrative expenses	1,829	1,523	2,041

Total share-based compensation	$3,089	$2,733	$4,553

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2016, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $132,000, $113,000 and $125,000, respectively. At December 31, 2016, the total compensation cost related to non-vested stock options not yet recognized was approximately $3.7 million with a weighted average expense recognition period of 3.09 years. At December 31, 2016, the total compensation cost related to non-vested RSUs not yet recognized was approximately $2.0 million with a weighted average expense recognition period of 1.05 years.

Income Taxes

        We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2016 and 2015, net of the valuation allowance, the net deferred tax assets were reduced to zero.

Recent Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. We believe the adoption of this guidance will not have a material impact on our financial position or results of operations.

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

Proposed Candidate / Proposed Indication	Program	Years Ended December 31,
		2016	2015	2014
		(in thousands)
Enobosarm
Treatment of women with ER positive / AR positive advanced breast cancer (9 mg and 18 mg)	SARM	$7,316	$4,885	$3,506
Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	4,853	4,945	878
Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	1,286	-	-
Enobosarm
Prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer (3 mg)	SARM	-	-	12,025
GTx-758
Secondary hormonal therapy in men with metastatic and non-metastatic CRPC	Selective ER alpha agonist	699	1,667	4,201
Other research and development		3,074	2,110	260

Total research and development expenses		$17,228	$13,607	$20,870

Comparison of Years Ended December 31, 2016 and 2015

        Research and development expenses increased 27% to $17.2 million for the year ended December 31, 2016 from $13.6 million for the year ended December 31, 2015.

        Research and development expenses for enobosarm for the treatment of women with ER positive, AR positive advanced breast cancer increased for the year ended December 31, 2016 from the prior year due primarily to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication, which commenced enrollment during the third quarter of 2015 and related to cash bonuses paid to employees upon the achievement of certain development milestones. The prior year period consisted primarily of expenses related to preparatory activities for the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the previous Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.

        Research and development expenses for enobosarm for the treatment of women with advanced AR positive TNBC decreased slightly for the year ended December 31, 2016 from the prior year due to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015. The prior year period consisted primarily of expenses related to preparatory activities for this clinical trial.

        Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI during the year ended December 31, 2016 consisted of expenses related to the Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016.

        Research and development expenses related to the completed Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC decreased for the year December 31, 2016 compared to the prior year due to the timing of patient activities and related management expenses as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015. We have determined to discontinue further development of GTx-758 and will not be making any further investments in this program.

        "Other research and development" expenses for the year ended December 31, 2016 increased from the prior year primarily due to the ongoing preclinical development of our SARD compounds, that was initiated in 2015, and activities relating to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

Comparison of Years Ended December 31, 2015 and 2014

        Research and development expenses decreased 35% to $13.6 million for the year ended December 31, 2015 from $20.9 million for the year ended December 31, 2014.

        Research and development expenses for enobosarm for the treatment of ER positive, AR positive advanced breast cancer during the year ended December 31, 2015 consisted of expenses for preparatory activities related to, and the initiation of, the Phase 2 clinical trial evaluating enobosarm 9 mg and 18 mg for the treatment of women whose advanced breast cancer is both ER positive and AR positive, which preparatory activities began in the fourth quarter of 2014, as well as expenses related to our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg for the treatment of AR positive and ER positive metastatic breast cancer in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer. The prior year consisted primarily of expenses related to our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg that began in the second quarter of 2013.

        Research and development expenses for enobosarm for the treatment of women with advanced AR positive TNBC increased for the year ended December 31, 2015 from the prior year due to preparatory activities related to, and the initiation of, our Phase 2 proof-of-concept clinical trial of enobosarm 18 mg for the treatment of women with advanced AR positive TNBC, which preparatory activities began in the fourth quarter of 2014.

        There were no research and development expenses for enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC for the year ended December 31, 2016 or 2015. As we previously announced in August 2013, data from our two POWER Phase 3 clinical trials evaluating enobosarm 3 mg daily for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, and the FDA will not accept a new drug application for enobosarm for this indication. Additionally, we subsequently determined that data from the POWER trials is not sufficient to support the filing and approval of a marketing authorization application, or MAA, by the European Medicines Agency without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg and we do not intend to submit a MAA in the absence of such confirmatory data. Accordingly, we ceased spending on this indication. The year ended December 31, 2014 included expenses for activities related to satisfying the prerequisites necessary for our then-planned regulatory submission in Europe for enobosarm 3 mg, including conducting seven Phase 1 clinical trials.

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

        "Other research and development" expenses for the year ended December 31, 2015 increased from the prior year primarily due primarily to initial activities to identify one or more potential lead SARD compounds that could potentially be advanced into preclinical and clinical development and activities related to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology.

General and Administrative Expenses

        General and administrative expenses increased 6% to $8.7 million for the year ended December 31, 2016 from $8.2 million for the year ended December 31, 2015. The increase in the year ended December 31, 2016 from the prior year was due primarily to cash bonuses paid to employees upon the achievement of certain development milestones of the Phase 2 clinical trial of enobosarm for the treatment of women with ER positive, AR positive advanced breast cancer. This increase was offset by decreases in insurance and legal fees from the prior year period.

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

Other Income (Expense), Net

        Other income, net for the year ended December 31, 2016 was $46,000 and consisted of foreign currency transaction gains and losses, interest earned on our cash, cash equivalents and short-term investments, and other non-operating income or expense compared to other expense, net of $57,000 for the year ended December 31, 2015. Other expense for the year ended December 31, 2014 included an allocation of the total expenses related to the private placement of common stock and warrants completed in November 2014 as the warrants issued were accounted for as a liability. The remaining expenses were reflected as a reduction of equity.

Gain (Loss) on Change in Fair Value of Warrant Liability

        Until March 2016, we recognized a warrant liability due to certain provisions of the warrants issued as part of the November 2014 private placement of common stock and warrants. The warrants were required to be accounted for as a liability at fair value and the fair value was to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating income in our statement of operations. When the warrants were revalued at fair value as of December 31, 2014, an increase in fair value of $8.8 million was recorded for the year then ended as a non-cash loss on the change in fair value of warrant liability. When the warrants were revalued at fair value as of December 31, 2015, the decrease in fair value for the year then ended of $3.1 million was recorded as a non-cash gain on the change in fair value of warrant liability in our statement of operations.

        Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability at March 31, 2016. The Company recorded a non-cash reclassification of the warrant fair value to stockholders' equity based on the warrants' fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required. At that time a non-cash gain of $8.2 million was recorded on the change in fair value of the warrant liability in our statement of operations.

Liquidity and Capital Resources

        We have financed our operations to date primarily through public offerings and private placements of our securities, as well as payments from our former collaborators. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2016, we had an accumulated deficit of $531.2 million, which resulted primarily from:

  •
  our research and development activities associated with:

  •
  the preclinical development of our SARD program;

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

  •
  general and administrative expenses.

        We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

        At December 31, 2016, we had cash, cash equivalents and short-term investments of $21.9 million, compared to $29.3 million at December 31, 2015 and $49.3 million at December 31, 2014.

        On October 14, 2016, we completed a registered direct offering of our common stock consisting of 1.7 million shares of its common stock for net proceeds of approximately $13.7 million. The purchasers in the registered direct offering consisted of certain existing GTx stockholders and certain members of the GTx management team and board of directors.

        On November 14, 2014, we completed a private placement of units consisting of an aggregate of 6.4 million shares of our common stock and warrants to purchase an aggregate of 6.4 million shares of our common stock for net proceeds of approximately $42.8 million. The purchasers in the private placement included certain existing GTx stockholders and certain members of the GTx management team and board of directors. The warrants became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.

        On March 6, 2014, we completed a private placement of units consisting of 1.2 million shares of common stock and warrants to purchase 1.0 million shares of our common stock for net proceeds of approximately $21.1 million. The purchasers in the private placement included an existing GTx stockholder and member of the GTx board of directors. The warrants, which had a one year term, expired unexercised on March 6, 2015.

        The following table shows a summary of our cash flows for the periods indicated:

	Years Ending December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(20,778)	$(20,035)	$(28,759)
Net cash provided by (used in) investing activities	2,151	16,211	(31,220)
Net cash provided by financing activities	13,481	-	63,330

Net (decrease) increase in cash and cash equivalents	$(5,146)	$(3,824)	$3,351

        Net cash used in operating activities in all periods resulted primarily from funding our operations.

        Net cash provided by investing activities for the year ended December 31, 2016 primarily resulted from the maturities of short-term investments of $37.6 million offset by the purchase of short-term investments of $35.4 million. Net cash provided by investing activities for the year ended December 31, 2015 primarily resulted from the maturities of short-term investments of $71.4 million offset by the purchase of short-term investments of $55.2 million. Net cash used in investing activities for the year ended December 31, 2014 primarily resulted from purchase of short-term investments of $41.9 million, partially offset by proceeds from the maturities of short-term investments of $10.7 million.

        Net cash provided by financing activities for the year ended December 2016 reflected net proceeds of $13.7 million from the issuance of common stock related to the October 2016 registered direct offering, partially offset by $208,000 of employee withholding tax payments related to vested RSUs. There was no cash provided by or used in financing activities for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 2014 reflected aggregate net proceeds of $63.9 million from the issuance of common stock and warrants related to the March and November 2014 private placements, partially offset by $617,000 of employee withholding tax payments related to vested RSUs.

        Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017. Accordingly, we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter. In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI. However, our existing capital resources will not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications. If we determine that our existing capital resources are not sufficient to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, we may be unable or unwilling to enroll patients into the second stage of this trial even if we determine that the first stage milestone had been met. Accordingly, in order to enroll the second stage of and to complete this trial, we will need to obtain additional funding, which we may be unable to do in a timely manner or at all. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

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

  •
  initiate and complete human clinical studies of our SARD program; and

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

        While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We also do not have any commitments for future external funding. Accordingly, we expect to continue our efforts to seek additional funds through potential collaboration, partnering or other strategic arrangements, through public or private equity offerings or debt financings, or a combination of the foregoing.

        In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017, there is doubt raised about our ability to continue as a going concern. While we believe that we have the ability to successfully implement plans to mitigate the conditions that may raise doubt about our ability to continue as a going concern within one year after the date of this report, such plans include reducing or delaying expenditures by postponing or discontinuing planned clinical or preclinical development and implementing cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm our business. In any event, if we are unable to raise additional funds in the near term to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter, we could be required to, among other things, make further reductions in our workforce, eliminate our ongoing AR positive TNBC clinical trial, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business and stock price.

        To the extent that we raise additional funds through potential collaboration, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, completed a subsequent private placement in November 2014 that represented additional dilution, and we again raised additional funds by issuing shares of common stock in a registered direct offering in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of our two prior enobosarm POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA, and may in the future be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with advanced AR positive breast cancer and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Contractual Obligations

        At December 31, 2016, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(2)	$634	$475	$159	$-	$-
(1)
This table does not include any royalty obligations under our SARM and SARD license agreements with UTRF as the timing and likelihood of such payments are not known. In addition to the minimum payments due under our SARM and SARD license agreements, we may be required to pay royalties on any net sales of product if we receive regulatory approval for a SARM, including enobosarm, or SARD product candidate and successfully market the product. Additionally, if we sublicense rights under our SARM or SARD license agreements, we also are obligated to pay a sublicense royalty on any licensing fee or milestone payments we may receive from a sublicensee.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in Federal Deposit Insurance Corporation insured certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2016.

        In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with initiating or conducting clinical trials for enobosarm and GTx-758 at clinical trial sites in Europe. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our financial position, results of operations and cash flows. A hypothetical 10% increase or decrease in foreign exchange rates would result in an immaterial change in our financial assets and liabilities denominated in euros. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2016. Actual results may differ materially. We have elected not to hedge our exposure to foreign currency fluctuations.

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

        Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

        None.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2017 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the "2017 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (1)   The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled "Proposal No. 1 — Election of Directors" and "Additional Information About the Board of Directors and Certain Corporate Governance Matters" appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

        (2)   The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

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

ITEM 11.              EXECUTIVE COMPENSATION

        The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2017 Proxy Statement under the sections entitled "Executive Compensation" and "Director Compensation."

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (1)   The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2017 Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

        (2)   The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2017 Proxy Statement under the section entitled "Equity Compensation Plan Information."

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        (1)   The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2017 Proxy Statement under the section entitled "Related Party Transactions and Indemnification."

        (2)   The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2017 Proxy Statement under the section entitled "Additional Information About the Board of Directors and Certain Corporate Governance Matters — Director Independence."

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information from the 2017 Proxy Statement under the section entitled "Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Management's Report on Internal Control Over Financial Reporting
F-3	Reports of Independent Registered Public Accounting Firm
F-5	Balance Sheets at December 31, 2016 and 2015
F-6	Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
F-7	Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014
F-8	Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
F-9	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016
3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	-	-	-	-
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment among Registrant, J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.8	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	05/10/2016
10.1†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation	10-Q	000-50549	10.40	11/09/2007
10.2	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.47	03/03/2009
10.3*	Form of Indemnification Agreement	S-1	333-109700	10.12	12/22/2003

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.4*+	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	-	-	-	-
10.5*+	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	-	-	-	-
10.6*+	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	-	-	-	-
10.7*+	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	-	-	-	-
10.8*	GTx, Inc. 2004 Equity Incentive Plan, as originally adopted, and Form of Stock Option Agreement	S-1	333-109700	10.5	01/15/2004
10.9*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	05/06/2008
10.10*+	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 (refiled to reflect reverse stock split effected on December 5, 2016) and Form of Stock Option Agreement	-	-	-	-
10.11*	GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement, as originally adopted	S-1	333-109700	10.6	01/15/2004
10.12*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, effective April 26, 2006	8-K	000-50549	10.1	04/27/2006
10.13*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan	10-Q	000-50549	10.35	08/09/2006

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.14*+	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, as amended effective November 4, 2008 (refiled to reflect reverse stock split effected on December 5, 2016)	-	-	-	-
10.15*	GTx, Inc. 2013 Equity Incentive Plan, as originally adopted	S-8	333-188377	99.1	05/06/2013
10.16*+	GTx, Inc. 2013 Equity Incentive Plan, as amended effective May 6, 2015 (refiled to reflect reverse stock split effected on December 5, 2016)	-	-	-	-
10.17*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan (Standard Form)	10-Q	000-50549	10.2	07/22/2013
10.18*	Form of Retention Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.3	11/12/2013
10.19*	Form of Retention Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.4	11/12/2013
10.20*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.5	05/11/2015
10.21*+	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan, as originally adopted (refiled to reflect reverse stock split effected on December 5, 2016)	-	-	-	-
10.22*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	10-Q	000-50549	10.4	07/22/2013
10.23*	Employment Agreement dated February 12, 2015, between Registrant and Robert J. Wills	10-Q	000-50549	10.4	05/11/2015
10.24*	Employment Agreement dated July 13, 2015, between Registrant and Diane C. Young	10-Q	000-50549	10.1	11/09/2015

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.25*	Amended and Restated Employment Agreement dated February 12, 2015, between Registrant and Marc S. Hanover	10-K	000-50549	10.25	03/16/2015
10.26*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell	10-K	000-50549	10.22	03/05/2013
10.27*	Employment Agreement dated October 1, 2013 between Registrant and Jason T. Shackelford	10-K	000-50549	10.29	03/16/2015
10.28*+	Employment Agreement dated January 6, 2017 between Registrant and Jason T. Shackelford	-	-	-	-
10.29*	Form of Retention Benefits Letter Agreement for Mitchell S. Steiner and Marc S. Hanover	10-Q	000-50549	10.1	11/12/2013
10.30*	Form of Retention Benefits Letter Agreement for Jason T. Shackelford and Henry P. Doggrell	10-Q	000-50549	10.2	11/12/2013
10.31*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008	10-K	000-50549	10.53	03/03/2009
10.32*	2016 Compensation Information for Registrant's Executive Officers	10-Q	000-50549	10.1	05/10/2016
10.33*	Directors' Deferred Compensation Plan, as amended and restated effective February 14, 2013	10-K	000-50549	10.28	03/05/2013
10.34*+	Directors' Deferred Compensation Plan, as amended and restated effective February 18, 2016 (refiled to reflect reverse stock split effected on December 5, 2016)	-	-	-	-
10.35*	Non-Employee Director Compensation Policy of GTx, Inc., effective January 1, 2016	10-K	000-50549	10.39	03/15/2016
10.36	Lease Agreement, dated March 7, 2001, between The University of Tennessee and TriStar Enterprises, Inc.	S-1	333-109700	10.13	10/15/2003
10.37	Sublease Agreement dated October 1, 2000, as amended, between Registrant and TriStar Enterprises, Inc.	S-1	333-109700	10.14	10/15/2003

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.38	Sublease Agreement dated April 1, 2005, as amended, between Registrant and TriStar Enterprises, Inc.	10-Q	000-50549	10.27	07/27/2005
10.39	Sublease Agreement dated October 1, 2009 between Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.55	03/15/2010
10.40	Memorandum of Understanding Concerning the Lease Agreement between The University of Tennessee Research Foundation and the Registrant as Amended July 20, 2009	10-Q	000-50549	10.59	08/09/2011
10.41	Second Memorandum of Understanding Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	07/22/2013
10.42	Third Memorandum of Understanding, made effective as of October 1, 2013, Concerning the Lease Agreement between Registrant and The University of Tennessee Research Foundation as Amended July 20, 2009	10-Q	000-50549	10.5	11/12/2013
10.43	Sublease Agreement, dated December 17, 2007, by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.46	03/11/2008
10.44	First Amendment, dated July 21, 2008, to the Sublease and Parking Sublicense Agreements dated December 17, 2007 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.54	03/03/2009
10.45	Second Amendment to Sublease and Parking Sublicense Agreements dated January 1, 2011 by and between the Registrant and ESS SUSA Holdings, LLC	10-K	000-50549	10.57	03/08/2011
10.46	Lease agreement, dated April 13, 2015, between Registrant and Hertz Memphis Three LLC	10-Q	000-50549	10.1	08/10/2015

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.47	Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	8-K	000-50549	10.1	11/10/2014
10.48	Form of Subscription Agreement for October 2016 registered direct offering	8-K	000-50549	10.1	10/12/2016
23.1+	Consent of Independent Registered Public Accounting Firm	-	-	-	-
24.1+	Power of Attorney (included on the signature pages hereto)	-	-	-	-
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
101.INS+	XBRL Instance Document	-	-	-	-
101.SCH+	XBRL Taxonomy Extension Schema Document	-	-	-	-
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	-	-	-	-
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-
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

ITEM 16.              FORM 10-K SUMMARY

        None provided.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTx, Inc.
By	/s/ Marc S. Hanover
Marc S. Hanover
	Chief Executive Officer	Date: March 24, 2017
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

/s/ Marc S. Hanover Marc S. Hanover	Chief Executive Officer (Principal Executive Officer)	March 24, 2017
/s/ Jason T. Shackelford Jason T. Shackelford	Vice President, Finance and Accounting and Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 24, 2017
/s/ Robert J. Wills Robert J. Wills, B.S., M.S., Ph.D.	Executive Chairman of the Board of Directors	March 24, 2017
/s/ Michael G. Carter Michael G. Carter, M. D.	Director	March 24, 2017
/s/ J. Kenneth Glass J. Kenneth Glass	Director	March 24, 2017

/s/ J. R. Hyde, III J. R. Hyde, III	Director	March 24, 2017
/s/ Garry A. Neil Garry A. Neil, M.D.	Director	March 24, 2017
/s/ Kenneth S. Robinson Kenneth S. Robinson, M.D.	Director	March 24, 2017

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm who also audited the Company's financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's report on the Company's internal control over financial reporting is included in this Annual Report on the 10-K.

/s/ Marc S. Hanover Marc S. Hanover Chief Executive Officer Principal Executive Officer	/s/ Jason T. Shackelford Jason T. Shackelford Vice President, Finance and Accounting Principal Financial and Accounting Officer

Memphis, Tennessee
March 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited GTx, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). GTx, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, GTx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GTx, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

        We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GTx, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
March 24, 2017

GTx, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,910	$14,056
Short-term investments	12,959	15,200
Prepaid expenses and other current assets	2,429	2,633

Total current assets	24,298	31,889
Property and equipment, net	81	5
Intangible assets, net	123	137

Total assets	$24,502	$32,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,220	$382
Warrant liability	-	27,349
Accrued expenses and other current liabilities	3,391	2,441

Total current liabilities	4,611	30,172
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: 60,000,000 and 400,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 15,919,572 and 14,037,411 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	16	14
Additional paid-in capital	551,073	515,319
Accumulated deficit	(531,198)	(513,474)

Total stockholders' equity	19,891	1,859

Total liabilities and stockholders' equity	$24,502	$32,031

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Expenses:
Research and development expenses	$17,228	$13,607	$20,870
General and administrative expenses	8,705	8,234	9,478

Total expenses	25,933	21,841	30,348

Loss from operations	(25,933)	(21,841)	(30,348)
Other income (expense), net	46	57	(259)
Gain (loss) on change in fair value of warrant liability	8,163	3,081	(8,804)

Net loss	$(17,724)	$(18,703)	$(39,411)

Net loss per share:
Basic	$(1.22)	$(1.33)	$(4.82)

Diluted	$(1.22)	$(1.47)	$(4.82)

Weighted average shares outstanding:
Basic	14,559,541	14,036,468	8,180,770

Diluted	14,559,541	14,777,404	8,180,770

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share data)

	Stockholders' Equity
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2014	6,318,539	$6	$466,038	$(455,360)	$10,684
Issuance of common stock and warrants in March 2014 private placement, net of offering costs	1,197,605	1	21,134	-	21,135
Issuance of common stock and warrants in November 2014 private placement, net of offering costs	6,431,111	6	21,478	-	21,484
Vesting of restricted stock units, net of shares withheld for tax payments	85,309	1	(617)	-	(616)
Directors' deferred compensation	-	-	125	-	125
Share-based compensation	-	-	4,428	-	4,428
Net loss	-	-	-	(39,411)	(39,411)

Balances at December 31, 2014	14,032,564	14	512,586	(494,771)	17,829
Issuance of common stock under deferred compensation arrangements	4,847	-	-	-	-
Directors' deferred compensation	-	-	113	-	113
Share-based compensation	-	-	2,620	-	2,620
Net loss	-	-	-	(18,703)	(18,703)

Balances at December 31, 2015	14,037,411	14	515,319	(513,474)	1,859
Issuance of common stock in October 2016 registered direct offering, net of offering costs	1,728,395	2	13,690	-	13,692
Vesting of restricted stock units, net of shares withheld for tax payments	154,170	-	(208)	-	(208)
Directors' deferred compensation	-	-	132	-	132
Share-based compensation	-	-	2,957	-	2,957
Warrant liability reclassification	-	-	19,186	-	19,186
Settlement of fractional shares upon reverse stock split	(404)	-	(3)	-	(3)
Net loss	-	-	-	(17,724)	(17,724)

Balances at December 31, 2016	15,919,572	$16	$551,073	$(531,198)	$19,891

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(17,724)	$(18,703)	$(39,411)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liability	(8,163)	(3,081)	8,804
Private placement expenses recorded as other income (expense), net	-	-	297
Share-based compensation	2,957	2,620	4,428
Directors' deferred compensation	132	113	125
Depreciation and amortization	28	43	102
Changes in assets and liabilities:
Prepaid expenses and other assets	204	(1,458)	(577)
Accounts payable	838	(130)	(296)
Accrued expenses and other liabilities	950	561	(2,231)

Net cash used in operating activities	(20,778)	(20,035)	(28,759)

Cash flows from investing activities:
Purchase of property and equipment	(90)	(4)	(5)
Purchase of short-term investments, held to maturity	(35,404)	(55,219)	(41,905)
Proceeds from maturities of short-term investments, held to maturity	37,645	71,434	10,690

Net cash provided by (used in) investing activities	2,151	16,211	(31,220)

Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	13,692	-	63,949
Tax payments related to shares withheld for vested restricted stock units	(208)	-	(617)
Settlement of fractional shares upon reverse stock split	(3)	-	-
Payments on capital lease and financed equipment obligations	-	-	(2)

Net cash provided by financing activities	13,481	-	63,330

Net (decrease) increase in cash and cash equivalents	(5,146)	(3,824)	3,351
Cash and cash equivalents, beginning of period	14,056	17,880	14,529

Cash and cash equivalents, end of period	$8,910	$14,056	$17,880

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.     Business and Going Concern

        GTx, Inc. ("GTx" or the "Company"), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions.

        The Company is developing selective androgen receptor modulators ("SARMs"), including its lead product candidate, enobosarm (GTx-024). SARMs are a class of drugs that the Company believes has the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions. The Company announced during the second quarter of 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor ("ER") positive and androgen receptor ("AR") positive metastatic breast cancer who have previously responded to hormonal therapy. The Company commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of enobosarm in patients whose advanced breast cancer is both ER positive and AR positive. During 2015, the Company also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer ("TNBC").

        The Company is also evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass. In the first quarter of 2016, the Company initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with Stress Urinary Incontinence ("SUI"). The Company has also evaluated several SARM compounds, including enobosarm, in preclinical models of Duchenne Muscular Dystrophy ("DMD") where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD. Based on the Company's SARM data from these preclinical efforts, the Company has initiated discussions with potential collaboration partners to further develop a SARM for the treatment of DMD.

        In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation ("UTRF") to develop UTRF's proprietary selective androgen receptor degrader ("SARD") technology which may have the potential to provide compounds that can degrade multiple forms of AR to treat those patients who do not respond or are resistant to current therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer ("CRPC"). The Company is currently implementing an appropriate development program for SARDs and has selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support initial human clinical trials.

        The Company's ability to pursue the continued development of SARMs and its SARD program is contingent upon its ability to obtain additional funding. Accordingly, the Company is actively seeking additional funding through the licensing, partnering or sale of certain assets to provide the Company with the necessary resources for the development of its preclinical and clinical product candidates.

        Based on its current business plan and assumptions, the Company estimates that its current cash, cash equivalents and short-term investments together with interest thereon, will be sufficient to meet its projected operating requirements only into the fourth quarter of 2017. Accordingly, the Company will

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

need to raise substantial additional capital in the near term in order to fund its operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter. Alternatively, the Company could modify its current business plan to preserve cash and continue as a going concern while evaluating future plans and activities. In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. The Company believes, based on its current estimates of clinical trial expenditures and enrollment status, that the Company's existing capital resources will be adequate to enable it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive, AR positive advanced breast cancer and its ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI. However, the Company's existing capital resources will not be sufficient to allow it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and the Company will otherwise need to raise substantial additional capital in order to continue developing enobosarm for any of these indications. If the Company determines that its existing capital resources are not sufficient to enable it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, the Company may be unable or unwilling to enroll patients into the second stage of this trial even if the Company determines that the first stage milestone had been met. Accordingly, in order to enroll the second stage of and to complete this trial, the Company will need to obtain additional funding, which the Company may be unable to do in a timely manner or at all. Also, the Company's clinical trials may continue to encounter technical, enrollment or other difficulties that could increase its development costs beyond its current estimates or delay its development timelines, and the Company could otherwise exhaust its available financial resources sooner than the Company expects. In any event, the Company will need to raise substantial additional capital in order to:

  •
  potentially enroll the second stage of and complete the Company's ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

  •
  undertake any further development of the Company's SARMs beyond its ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and its ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

  •
  initiate and complete human clinical studies of the Company's SARD program; and

  •
  fund the Company's operations and to continue as a going concern.

        The Company has evaluated its capital resources and current business plans in accordance with the adoption of Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"), which is effective for the Company for the year ended December 31, 2016. ASU 2014-15 requires the assessment of an entity's ability to continue as a going concern for a period of one year after the date the entity's financial statements are issued and to provide related footnote disclosures, if necessary. As the Company currently estimates, based on its current business plan and assumptions, that its current cash, cash equivalents and short-term investments together with interest thereon, will be sufficient to meet its projected operating requirements only into the fourth quarter of 2017, the Company has evaluated its ability to continue as a going concern for one year after the date these financial statements are issued.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        Pursuant to the guidance in ASU 2014-15, the Company believes that it has the ability to successfully implement plans to mitigate the conditions that may raise doubt about its ability to continue as a going concern as a significant portion of the Company's current business plan consists of uncommitted spending. The Company's plans for mitigation include reducing or delaying expenditures by postponing or discontinuing planned clinical or preclinical development and implementing cost saving measures related to other research and development and general and administrative expenditures. If the Company is unable to raise substantial additional capital through the licensing, partnering or sale of certain assets or through a third party financing, the Company believes it is probable that these plans could be effectively implemented to successfully mitigate the considerations regarding the Company's ability to continue as a going concern for one year after the date these financial statements are issued.

        Therefore, these financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of its assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

2.     Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Additionally, GTx operates in one business segment.

        On December 5, 2016, the Company effected a one-for-ten reverse stock split of its common stock through an amendment to its restated certification of incorporation. As of the effective time of the reverse stock split, every ten shares of the Company's issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock, without any change in par value per share. The amendment to the Company's restated certification of incorporation also reduced the number of authorized shares of common stock from 400,000,000 to 60,000,000 shares. The reverse stock split affected all shares of the Company's common stock outstanding immediately prior to the effective time of the reverse stock split. Additionally, as a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by the Company and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company's equity compensation plans immediately prior to the effective time was reduced proportionately. No fractional shares were issued as a result of the reverse stock split. Stockholders who have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof.

        As the par value per share of the Company's common stock remained unchanged at $0.001 per share, a total of $144 was retroactively reclassified from common stock to additional paid-in capital in the Company's balance sheets and statements of stockholders' equity. All references to shares of common stock, all per share data, and all warrant, stock option and restricted stock unit ("RSU")

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

activity for all periods presented in these financial statements and notes to financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Short-term Investments

        At December 31, 2016 and 2015, short-term investments consisted of Federal Deposit Insurance Corporation ("FDIC") insured certificates of deposit with original maturities of greater than three months and less than one year.

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

Warrant Liability

        In November 2014, the Company issued warrants to purchase 6,430,948 shares of its common stock. The Company classified these warrants as a liability on its balance sheet since the warrants contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model ("Black-Scholes Model")) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $1.25 per unexercised share underlying each warrant. As a result of the provision of the warrants requiring cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

provision on December 31, 2016. Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability as of March 31, 2016. The Company recorded a non-cash reclassification of the warrant fair value to stockholders' equity based on the warrants' fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

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

        Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

        Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

        Level 3 — Inputs that are unobservable for the asset or liability

        There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2016. Liabilities measured at fair value on a recurring basis as of December 31, 2015 included only the Company's warrant liability of $27,349, which was classified within Level 3 of the hierarchy. A non-cash gain of $8,163 related to the change in the fair value of the warrant liability was recognized during the year ended December 31, 2016 in the Company's statement of operations.

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

Income Taxes

        The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2016 and December 31, 2015, net of the valuation allowance, the net deferred tax assets were reduced to zero. See Note 8, Income Taxes, for further discussion.

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

Other Income (Expense), Net

        Other income (expense), net consists of foreign currency transaction gains and losses, interest earned on the Company's cash, cash equivalents and short-term investments, interest expense, and other non-operating income or expense. Other income (expense), net for the year ended December 31, 2014 also included expenses related to the private placement of common stock and warrants completed in November 2014 as the warrants issued were initially accounted for as a liability.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Basic and Diluted Net Loss Per Share

        Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants. For the year ended December 31, 2015, since the average market price of the shares underlying common stock warrants exceeded the exercise price of the warrants, and the presumed exercise of such warrants were dilutive to the net loss per share for the period, adjustments to net loss for the period were required to remove the change in fair value of the warrant liability.

        The following table sets forth the computation of the Company's net loss per share is as follows:

	Years Ended December 31,
	2016	2015	2014
Basic and diluted net loss per share
Numerator:
Net loss — basic	$(17,724)	$(18,703)	$(39,411)
Adjustments for the gain on change in fair value of the warrant liability	-	(3,081)	-

Net loss — diluted	$(17,724)	$(21,784)	$(39,411)

Denominator:
Weighted average shares outstanding — basic	14,559,541	14,036,468	8,180,770
Dilutive warrants	-	556,372	-
Dilutive restricted stock units	-	184,379	-
Dilutive stock options	-	185	-

Weighted average shares outstanding — diluted	14,559,541	14,777,404	8,180,770

Net loss per share:
Basic	$(1.22)	$(1.33)	$(4.82)

Diluted	$(1.22)	$(1.47)	$(4.82)

Weighted average shares outstanding:
Basic	14,559,541	14,036,468	8,180,770

Diluted	14,559,541	14,777,404	8,180,770

        Weighted average potential shares of common stock of 8,162,347, 838,745, and 2,462,877 were excluded from the calculation of diluted net loss per share for the years ended December 31, 2016, 2015 and 2014, respectively, as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods. At December 31, 2016, the Company had 15,919,572 shares of common stock outstanding.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Comprehensive Loss

        For all periods presented, there were no differences between net loss and comprehensive loss.

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new guidance is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosure. This new guidance was effective for the year ended December 31, 2016 and interim periods thereafter.

Subsequent Events

        The Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the financial statements were issued. There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

        The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
Research and development expenses	$1,260	$1,210	$2,512
General and administrative expenses	1,829	1,523	2,041

Total share-based compensation	$3,089	$2,733	$4,553

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2016, 2015 and 2014 included share-based compensation expense related to deferred compensation arrangements for the Company's non-employee directors of $132, $113 and $125, respectively. See Note 9, Directors' Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company's non-employee directors.

        For the years ended December 31, 2016, 2015 and 2014, the weighted average grant date fair value per share of stock options granted was $5.45, $5.72 and $10.35, respectively. The key assumptions used in determining the grant date fair value of options granted in 2016, 2015 and 2014, and a summary of the methodology applied to develop each assumption is as follows:

	Years Ended December 31,
	2016	2015	2014
Expected price volatility	91.3%	89.6%	86.5%
Risk-free interest rate	2.0%	1.6%	2.3%
Weighted average expected life in years	6.9 years	6.0 years	6.9 years
Dividend yield	0%	0%	0%

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

        The following is a summary of stock option transactions for all of the Company's stock option and equity incentive plans for the three year period ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2014	644,524	$65.79
Options granted	309,450	13.43
Options forfeited or expired	(143,537)	85.04
Options exercised	-	-

Options outstanding at December 31, 2014	810,437	42.39
Options granted	36,500	7.71
Options forfeited or expired	(48,628)	75.36
Options exercised	-	-

Options outstanding at December 31, 2015	798,309	38.80
Options granted	363,500	6.94
Options forfeited or expired	(71,829)	54.65
Options exercised	-	-

Options outstanding at December 31, 2016	1,089,980	27.13

Options vested and expected to vest at December 31, 2016	1,049,750	27.82

        The following table summarizes information about stock options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.80 - $7.60	383,200	8.97	$6.98	14,586	$7.29
$7.80 - $18.80	383,600	7.11	14.89	131,619	17.69
$26.50 - $204.00	323,180	3.46	65.54	290,883	68.39

	1,089,980	6.68	27.13	437,088	51.08

        At December 31, 2016, the aggregate intrinsic value of all outstanding options was zero with a weighted average remaining contractual term of 6.68 years. Of the Company's outstanding options, 437,088 options were exercisable and had a weighted average remaining contractual term of 4.38 years and no aggregate intrinsic value. Additionally, the Company's vested and expected to vest options had a weighted average remaining contractual term of 6.61 years and no aggregate intrinsic value.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        There were no options exercised during the years ended December 31, 2016 and 2015. At December 31, 2016, the total compensation cost related to non-vested options not yet recognized was $3,684, with a weighted average expense recognition period of 3.09 years. Shares available for future issuance under the Company's stock option and equity incentive plans were 702,043 at December 31, 2016. On January 1, 2017, shares available for future issuance under the 2013 equity incentive plan and 2013 non-employee director equity incentive plan increased by an aggregate of 686,783 shares in accordance with the automatic increase provisions of such plans.

        During the year ended December 31, 2015, the Company granted 820,000 RSUs to employees, which had a weighted average grant date fair value per share of $7.20, of which a portion of each award vests annually over a three year period from the date of grant. During the year ended December 31, 2016, the Company granted 11,000 RSUs to employees, which had a weighted average grant date fair value per share of $6.40, and vest in full on January 1, 2018.

        The following is a summary of the RSU transactions for all of the Company's equity incentive plans for the three year period ended December 31, 2016:

Number of Shares
Nonvested RSUs outstanding at January 1, 2014	122,500
RSUs granted	-
RSUs vested	(122,500)
RSUs forfeited	-

Nonvested RSUs outstanding at December 31, 2014	-
RSUs granted	820,000
RSUs vested	-
RSUs forfeited	-

Nonvested RSUs outstanding at December 31, 2015	820,000
RSUs granted	11,000
RSUs vested	(184,001)
RSUs forfeited	(62,000)

Nonvested RSUs outstanding at December 31, 2016	584,999

Nonvested RSUs expected to vest at December 31, 2016	571,639

        At December 31, 2016, the total compensation cost related to non-vested RSUs not yet recognized was $2,007, with a weighted average expense recognition period of 1.05 years. The number of RSUs vested during 2014 and 2016 included 37,191 and 29,829 shares, respectively, that were withheld on behalf of the Company's employees to satisfy the statutory tax withholding requirements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4.     Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2016	2015
Computer equipment and software	$1,298	$1,435
Furniture and fixtures	853	853
Leasehold improvements	355	355
Office equipment	211	211

	2,717	2,854
Less: accumulated depreciation	(2,636)	(2,849)

	$81	$5

        Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $14, $27, and $88, respectively. Of these amounts, $2, $1 and $1, respectively, were included in research and development expenses in the statements of operations.

5.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015
Clinical trials	$2,628	$1,899
General and administrative	413	281
Research and development	346	246
Employee compensation	4	15

	$3,391	$2,441

6.     Stockholders' Equity

Authorized Capital

        On December 5, 2016, the Company filed a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-ten reverse stock split of its outstanding common stock and to effect a reduction in the number of authorized shares of common stock from 400,000,000 to 60,000,000 shares. The Company's certificate of incorporation currently authorizes the Company to issue 60,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. See Note 2, Significant Accounting Policies — Reverse Stock Split, for further discussion.

Common Stock and Associated Warrant Liability

        On October 14, 2016, the Company completed a registered direct offering of its common stock. Under the terms of the offering, the Company sold 1,728,395 shares of its common stock for net proceeds of $13,692, after deducting offering expenses.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

        On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 6,431,111 shares of common stock and warrants to purchase an aggregate of 6,430,948 shares of its common stock for net proceeds of $42,814, after deducting offering expenses. The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method. Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders' equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $8.50, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter. Prior to May 6, 2015, each warrant was subject to net cash settlement if, at the time of any exercise, there was then an insufficient number of authorized and reserved shares of common stock to effect a share settlement of the warrant. Under the terms of the warrants, as of May 6, 2015, the net cash settlement feature of the warrants automatically became inoperative; accordingly, the warrants are exercisable only for shares of the Company's common stock. The warrants, however, also contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes Model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with the cash payment capped at an amount equal to $1.25 per unexercised share underlying each warrant. Due to the provision of the warrants that could have required cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value using the Black-Scholes Model and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability at March 31, 2016. The Company recorded a non-cash reclassification of the warrant fair value to stockholders' equity based on the warrants' fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

        The fair value of the warrants on the March 25, 2016 modification date of $19,186 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 101%, risk-free interest rate of 1.1%, expected life of approximately 3.1 years and no dividends. The fair value of the warrants at December 31, 2015 of $27,349 was estimated using the Black-Scholes Model with the following assumptions: expected volatility of 98%, risk-free interest rate of 1.4%, expected life of approximately 3.4 years and no dividends. The decrease in fair value from December 31, 2015 to March 25, 2016 of $8,163 was recorded as a non-cash gain on the change in fair value of warrant liability in the Company's statement of operations for the year ended December 31, 2016.

        On March 6, 2014, the Company completed a private placement of units consisting of an aggregate of 1,197,605 shares of common stock and warrants to purchase an aggregate of 1,017,964 shares of its common stock for net proceeds of $21,135, after deducting offering expenses. The net proceeds from the private placement were allocated to the common stock and warrants based upon their relative fair values. The warrants, which had a one year term, expired unexercised on March 6, 2015.

        Each of these completed offerings included certain existing GTx stockholders and/or certain members of the GTx management team and/or board of directors.

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

        In accordance with the terms of the SARM License Agreement that the Company entered into with UTRF in July 2007, the Company paid a one-time up-front fee of $290, which was recorded as an intangible asset by the Company. This intangible asset, net at December 31, 2016 and 2015 was $123 and $137, respectively.

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

	December 31,
	2016	2015
Deferred income tax assets:
Net federal and state operating loss carryforwards	$155,446	$146,433
Research and development credits	13,928	13,245
Share-based compensation	6,876	7,088
Depreciation and amortization	43	58
Other	-	37

Total deferred tax assets	176,293	166,861

Deferred income tax liabilities:
Other	336	251

Total deferred tax liabilities	336	251

Net deferred tax assets	175,957	166,610
Valuation allowance	(175,957)	(166,610)

	$-	$-

        Realization of deferred income tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, due to the Company's history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9,347, $8,101 and $9,648 in 2016, 2015 and 2014, respectively.

        At December 31, 2016, the Company had net federal operating loss carryforwards of approximately $402,090, which expire from 2018 to 2036 if not utilized. The Company had state operating loss carryforwards of approximately $365,664, which expire from 2017 to 2036 if not utilized. The Company also had research and development credits at December 31, 2016 of approximately $13,928, which expire from 2020 to 2036 if not utilized.

        Both of the net federal and state operating loss carryforwards include approximately $2,354 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred income tax asset reflected for net federal and state operating loss carryforwards. If utilized, the benefits from these deductions will be recorded as an adjustment to additional paid in capital.

        The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2016, the Company had no unrecognized tax benefits. Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company completed a study of its net operating losses through December 31,

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2014 to determine whether such amounts are likely to be limited by Section 382. As a result of this study and its analysis of subsequent ownership changes, the Company does not currently believe any Section 382 limitation exists through December 31, 2016. However, any future ownership changes under Section 382 may limit the Company's ability to fully utilize these tax benefits. The Company has not yet conducted an in-depth study of its research and development credits, although the Company periodically reviews assumptions used in its calculations to reflect its best estimate of expected credit. An in-depth study may result in an increase or decrease to the Company's research and development credits and until such study is conducted of the Company's research and development credits, no amounts are being presented as an uncertain tax position. The Company's net deferred income tax assets have been fully offset by a valuation allowance. Therefore, future changes to the Company's unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company's balance sheet, statement of operations, or cash flows. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

        For the years ended December 31, 2016, 2015 and 2014, the Company incurred non-employee director fee expense of $257, $229 and $247, respectively, of which $132, $113 and $125 was deferred into stock accounts and will be paid in common stock following separation from service as a director. At December 31, 2016, 54,605 shares of the Company's common stock had been credited to individual director stock accounts under the Directors' Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors' Deferred Compensation Plan.

10.   401(k) Plan

        The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $18 for employees under age 50 and $24 for employees 50 and older in calendar year 2016. Employee contributions are held in the employees' name and invested by the plan's trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee's contributions to the plan in the amount of $200, $189 and $200 in 2016, 2015 and 2014, respectively.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11.   Commitments and Contingencies

Operating Lease Commitments

        Prior to April 30, 2015, the Company subleased office space under a sublease that was accounted for as an operating lease. Upon expiration of this lease, the Company entered into a new office lease with respect to the Company's current office space. The new office lease term commenced on May 1, 2015 with a three year term ending on April 30, 2018, with an option to extend the lease for an additional three years. Total rent expense under the operating leases was approximately $495, $501 and $513 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, future annual minimum payments under operating lease arrangements were $475 and $159 for the year ended December 31, 2017 and 2018, respectively.

12.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$3,971	$4,058	$4,614	$4,585
General and administrative expenses	2,114	1,999	2,313	2,279

Total expenses	6,085	6,057	6,927	6,864

Loss from operations	(6,085)	(6,057)	(6,927)	(6,864)
Other income (expense), net	28	5	13	-
Gain (loss) on change in fair value of warrant liability (a)	8,163	-	-	-

Net loss	$2,106	$(6,052)	$(6,914)	$(6,864)

Net income (loss) per share:
Basic	$0.15	$(0.43)	$(0.49)	$(0.44)

Diluted	$0.15	$(0.43)	$(0.49)	$(0.44)

Weighted average shares outstanding:
Basic	14,152,204	14,174,914	14,189,226	15,713,210

Diluted	14,344,816	14,174,914	14,189,226	15,713,210

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$2,948	$2,956	$3,824	$3,879
General and administrative expenses	2,111	2,005	2,039	2,079

Total expenses	5,059	4,961	5,863	5,958

Loss from operations	(5,059)	(4,961)	(5,863)	(5,958)
Other income (expense), net	27	25	9	(4)
Gain (loss) on change in fair value of warrant liability (a)	2,648	(43,016)	40,720	2,729

Net loss	$(2,384)	$(47,952)	$34,866	$(3,233)

Net income (loss) per share:
Basic	$(0.17)	$(3.42)	$2.48	$(0.23)

Diluted	$(0.17)	$(3.42)	$(0.38)	$(0.40)

Weighted average shares outstanding:
Basic	14,033,587	14,037,411	14,037,411	14,037,411

Diluted	14,033,587	14,037,411	15,485,212	14,952,920

(a)
The gain (loss) on change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholder's Equity, for further information.