Form 10-Q
period 2017-03-31
GTX INC /DE/
filed 2017-05-15
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 10, 2017, 16,041,923 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,771	$8,910
Short-term investments	8,740	12,959
Prepaid expenses and other current assets	2,240	2,429
Total current assets	18,751	24,298
Property and equipment, net	73	81
Intangible assets, net	119	123
Total assets	$18,943	$24,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$1,220
Accrued expenses and other current liabilities	4,243	3,391
Total current liabilities	4,757	4,611
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at March 31, 2017 and December 31, 2016; 16,041,923 and 15,919,572 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16	16
Additional paid-in capital	551,621	551,073
Accumulated deficit	(537,451)	(531,198)
Total stockholders’ equity	14,186	19,891
Total liabilities and stockholders’ equity	$18,943	$24,502

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Expenses:
Research and development expenses	$4,193	$3,971
General and administrative expenses	2,087	2,114
Total expenses	6,280	6,085
Loss from operations	(6,280)	(6,085)
Other income, net	27	28
Gain on change in fair value of warrant liability	—	8,163
Net income (loss)	$(6,253)	$2,106

Net income (loss) per share — basic and diluted	$(0.39)	$0.15

Weighted average shares outstanding:
Basic	16,018,342	14,152,204
Diluted	16,018,342	14,344,816

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,253)	$2,106
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of warrant liability	—	(8,163)
Depreciation and amortization	12	4
Share-based compensation	663	714
Directors’ deferred compensation	41	30
Changes in assets and liabilities:
Prepaid expenses and other assets	189	338
Accounts payable	(706)	521
Accrued expenses and other liabilities	852	(325)
Net cash used in operating activities	(5,202)	(4,775)
Cash flows from investing activities:
Purchase of property and equipment	—	(8)
Purchase of short-term investments, held to maturity	(5,200)	(7,200)
Proceeds from maturities of short-term investments, held to maturity	9,419	10,200
Net cash provided by investing activities	4,219	2,992
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	(156)	(210)
Net cash used in financing activities	(156)	(210)
Net decrease in cash and cash equivalents	(1,139)	(1,993)
Cash and cash equivalents, beginning of period	8,910	14,056
Cash and cash equivalents, end of period	$7,771	$12,063

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.  Business and Basis of Presentation

Business and Going Concern

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

The Company is also evaluating enobosarm and other compounds in its SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  In the first quarter of 2016, the Company initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with Stress Urinary Incontinence (“SUI”).  The Company has also evaluated several SARM compounds, including enobosarm, in preclinical models of Duchenne Muscular Dystrophy (“DMD”) where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD.  Based on the Company’s SARM data from these preclinical efforts, the Company has initiated discussions with potential collaboration partners to further develop a SARM for the treatment of DMD.

In March 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR to treat those patients who do not respond or are resistant to current therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company is currently implementing an appropriate development program for SARDs and has selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support potential initial human clinical trials.

The Company’s ability to pursue the continued development of SARMs and its SARD program is contingent upon its ability to obtain additional funding.  Accordingly, the Company is actively seeking additional funding through the licensing, partnering or sale of certain assets to provide the Company with the necessary resources for the development of its preclinical and clinical product candidates.

Based on its current business plan and assumptions, the Company estimates that its current cash, cash equivalents and short-term investments together with interest thereon, will be sufficient to meet its projected operating requirements only into the fourth quarter of 2017. Accordingly, the Company will need to raise substantial additional capital in the near term in order to fund its operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter. In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong.  The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated.  The Company believes, based on its current estimates of clinical trial

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

expenditures and enrollment status, that the Company’s existing capital resources will be adequate to enable it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive, AR positive advanced breast cancer and its ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, the Company’s existing capital resources will not be sufficient to allow it to complete its ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and the Company will need additional funding to enroll the second stage of this trial should the first stage results warrant the Company doing so or to otherwise continue developing enobosarm for any indication, which it may be unable to do in a timely manner or at all.  Also, the Company’s clinical trials may continue to encounter technical, enrollment or other difficulties that could increase its development costs beyond its current estimates or delay its development timelines, and the Company could otherwise exhaust its available financial resources sooner than the Company expects.  In any event, the Company will need to raise substantial additional capital in order to:

·                  potentially enroll the second stage of and complete the Company’s ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

·                  undertake any further development of the Company’s SARMs beyond its ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and its ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

·                  initiate and complete human clinical studies of the Company’s SARD program; and

·                  fund the Company’s operations and to continue as a going concern.

The Company has evaluated its capital resources and current business plans in accordance with Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”).  ASU 2014-15 requires the assessment of an entity’s ability to continue as a going concern for a period of one year after the date the entity’s financial statements are issued and to provide related footnote disclosures, if necessary.  As the Company currently estimates, based on its current business plan and assumptions, that its current cash, cash equivalents and short-term investments together with interest thereon, will be sufficient to meet its projected operating requirements only into the fourth quarter of 2017, the Company has evaluated its ability to continue as a going concern for one year after the date these condensed financial statements are issued.

Pursuant to the guidance in ASU 2014-15, the Company believes that it has the ability to successfully implement plans to mitigate the conditions that may raise doubt about its ability to continue as a going concern as a significant portion of the Company’s current business plan consists of uncommitted spending.  The Company’s plans for mitigation include reducing or delaying expenditures by postponing or discontinuing planned clinical or preclinical development and implementing cost saving measures related to other research and development and general and administrative expenditures.  If the Company is unable to raise substantial additional capital through the licensing, partnering or sale of certain assets or through a third party financing, the Company believes it is probable that these plans could be effectively implemented to successfully mitigate the considerations regarding the Company’s ability to continue as a going concern for one year after the date these condensed financial statements are issued.

Therefore, these condensed financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of its assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017.

On December 5, 2016, the Company effected a one-for-ten reverse stock split of its common stock through an amendment to its restated certification of incorporation.  As of the effective time of the reverse stock split, every ten shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock, without any change in par value per share.  The amendment to the Company’s restated certification of incorporation also reduced the number of authorized shares of common stock from 400,000,000 to 60,000,000 shares.  The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split.  Additionally, as a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by the Company and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants.  In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time was reduced proportionately.  No fractional shares were issued as a result of the reverse stock split.  Stockholders who have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof.  All references to shares of common stock, all per share data, and all warrant, stock option and restricted stock unit (“RSU”) activity for all periods presented in these condensed financial statements and notes to the condensed financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Warrant Liability

In November 2014, the Company issued warrants to purchase 6,430,948 shares of its common stock. The Company classified these warrants as a liability on its balance sheet since the warrants contained certain terms that could have required the Company (or its successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model (“Black-Scholes Model”)) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $1.25 per unexercised share underlying each warrant.  As a result of the provision of the warrants requiring cash settlement upon certain change of control transactions, the Company was required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability subsequent to March 25, 2016.  The Company recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (which include cash, cash equivalents, short-term investments, and accounts payable) approximate their fair values.  The Company’s financial assets and liabilities are classified within a three-level fair value hierarchy that prioritizes the inputs used to measure fair value, which is defined as follows:

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

At March 31, 2017 and December 31, 2016, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2017 and December 31, 2016, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, and other non-operating income or expense.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

2.  Share-Based Compensation

Share-based payments include stock option grants and RSUs under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards, allowing for forfeitures to be estimated or recognized when they occur. The Company elected to prospectively adopt the policy that forfeitures be recorded when they occur.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Research and development expenses	$233	$294
General and administrative expenses	471	450
Total share-based compensation	$704	$744

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $41 and $30, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Expected price volatility	88.4%	91.4%
Risk-free interest rate	2.2%	2.1%
Weighted average expected life in years	7 years	7 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	1,089,980	$27.13
Options granted	885,000	4.71
Options forfeited or expired	(45,610)	31.17
Options outstanding at March 31, 2017	1,929,370	16.75

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs outstanding at December 31, 2016	584,999
RSUs granted	—
RSUs vested	(151,833)
RSUs forfeited	(18,000)
Nonvested RSUs outstanding at March 31, 2017	415,166

3.     Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

	Three months ended March 31,
	2017	2016
Basic and diluted net income (loss) per share
Numerator:

Net income (loss) — basic and diluted	$(6,253)	$2,106

Denominator:
Weighted average shares outstanding — basic	16,018,342	14,152,204
Dilutive restricted stock units	—	192,612
Weighted average shares outstanding — diluted	16,018,342	14,344,816

Net income (loss) per share:
Basic	$(0.39)	$0.15
Diluted	$(0.39)	$0.15

Weighted average potential shares of common stock of 8,257,283 and 7,591,799 for the three months ended March 31, 2017 and 2016, respectively, were excluded from the calculations of diluted income (loss) per share as inclusion of the potential shares would have had an anti-dilutive effect on the net income (loss) per share for the periods.

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

·                  the therapeutic and commercial potential of, and our ability to advance the development of, SARMs and our SARD program;

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

In some cases, you can identify forward-looking statements by terms such as “believes,” “could,” “estimates,” “expects,” “may,” “plans,” “potential,”“projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors.  We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Business Highlights

Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 24 completed or ongoing clinical trials, including in six Phase 2 and two Phase 3 clinical trials, enrolling over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this class of compounds.  We announced in 2014 positive results from a Phase 2 proof-of-concept, open-label clinical trial evaluating a 9 mg oral daily dose of enobosarm for the treatment of patients with estrogen receptor, or ER, positive and AR positive metastatic breast cancer who have previously responded to hormonal therapy.  During the second half of 2015, we commenced enrollment in both a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both ER positive and AR positive and a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC.  Both of these clinical trials are being conducted utilizing a Simon’s two-stage trial design.  The Phase 2 clinical trial evaluating enobosarm in patients with ER positive, AR positive advanced breast cancer has completed enrollment of both stages of the clinical trial for both dose cohorts.  We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort.  We expect to report top-line clinical results from this clinical trial in the third quarter of 2017.  In our Phase 2 clinical trial evaluating enobosarm in patients with advanced AR positive TNBC, we anticipate having sufficient data from the first stage of this trial in the second quarter of 2017 to allow us to make a determination as to whether we will continue the clinical trial and enroll patients into the second stage of this study.  However, due to the slow rate of patient enrollment in this trial, our current capital resources will not be sufficient to enable us to complete the second stage of the TNBC trial and we will need additional funding in order to enroll patients into the second stage of and to complete this trial if we determine that the first stage milestone has been met.

We are also evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass.  In the first quarter of 2016, we initiated a Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of SUI.  We currently anticipate obtaining data from this clinical trial in the third quarter of 2017 sufficient to enable us to determine if continued development of enobosarm in SUI is warranted. An abstract on the preliminary data from this clinical trial has been accepted for podium presentation at the annual meeting of the International Continence Society in Florence, Italy in September 2017 where data from the first cohort of patients in the trial will be presented. Continued development of enobosarm in SUI apart from our ongoing Phase 2 proof-of-concept clinical trial will require us to obtain additional funding.  We have also evaluated several SARM compounds in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.

With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Our evaluation of the SARD program is at an early stage.  We are currently implementing an appropriate development program for SARDs and have selected lead SARD compounds that are undergoing further preclinical development, including formulation, pharmacokinetic and toxicology studies, required to support potential initial human clinical trials. While we plan to initiate a first in human clinical trial during the first half of 2018, we will require additional funding to initiate and complete any such clinical trial.

Our ability to pursue the continued development of SARMs and our SARD program is contingent upon our ability to obtain additional funding.  Accordingly, we are actively seeking additional funding through the licensing, partnering or sale of certain assets to provide us the necessary resources for the development of our preclinical and clinical product candidates.  We have discussions ongoing with several potential collaboration partners who have expressed potential interest in our SARM compounds for the treatment of breast cancer, SUI, and/or DMD, as well as our SARD technology.

Financial Highlights

Our net loss for the three months ended March 31, 2017 was $6.3 million.  We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and potentially seek regulatory approval of our product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  We do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At March 31, 2017, we had cash, cash equivalents and short-term investments of $16.5 million compared to $21.9 million at December 31, 2016.  On October 14, 2016, we completed a registered direct offering of our common stock, in which we sold 1.7 million shares of our common stock for net proceeds to us of approximately $13.7 million.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017. Accordingly, we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources will not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will need additional funding to enroll the second stage of this trial should the first stage results warrant us doing so or to otherwise continue developing enobosarm for any indication, which we may be unable to do in a timely manner or at all.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

·      potentially enroll the second stage of and complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

·      undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

·      initiate and complete human clinical studies of our SARD program; and

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

Enobosarm Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Currently enrolling the first stage of a Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.

Enobosarm Treatment of postmenopausal women with SUI (3 mg)	SARM	Phase 2	Currently enrolling a Phase 2 proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI with data expected in the third quarter of 2017.

SARMs Treatment of DMD	SARM	Preclinical	Preclinical research being evaluated by potential collaboration partners for the treatment of DMD.

SARDs Treatment of castration resistant prostate cancer	SARD	Preclinical

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Research and development expenses	$233	$294
General and administrative expenses	471	450
Total share-based compensation	$704	$744

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $41,000 and $30,000, respectively.  At March 31, 2017, the total compensation cost related to non-vested stock options not yet recognized was approximately $6.7 million with a weighted average expense recognition period of 4.09 years. At March 31,

2017, the total compensation cost related to non-vested RSUs not yet recognized was approximately $1.5 million with a weighted average expense recognition period of less than one year.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended March 31,
Proposed Candidate / Proposed Indication	Program	2017	2016
		(in thousands)
Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	$1,809	$1,495

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	885	1,291

Enobosarm
Treatment of postmenopausal women with SUI (3 mg)	SARM	789	273

Other research and development		710	912

Total research and development expenses		$4,193	$3,971

Research and development expenses increased to $4.2 million for the three months ended March 31, 2017 from $4.0 million for the three months ended March 31, 2016.

Research and development expenses for enobosarm for the prevention and treatment of AR positive and ER positive metastatic breast cancer increased from the prior year period due primarily to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial evaluating enobosarm 9 mg and 18 mg in this indication, which commenced enrollment during the third quarter of 2015.  The prior year period consisted primarily of expenses related to preparatory activities for the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the previous Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased from the prior year period due to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial for the treatment of women with AR positive TNBC, which commenced enrollment during the fourth quarter of 2015. The prior year period consisted primarily of expenses related to preparatory activities for this clinical trial.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI increased for the three months ended March 31, 2017 from the prior year period as the Phase 2 proof-of-concept clinical trial evaluating enobosarm to treat postmenopausal women with SUI initiated enrollment in the first quarter of 2016.

“Other research and development” expenses for the three months ended March 31, 2017 decreased from the prior year period primarily due to the prior year including expenses for activities relating to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology and our completed Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC that was completed in the prior year.  The decrease in other research and development expenses was offset partially by an increase in preclinical development activities for the SARD program.

General and Administrative Expenses

General and administrative expenses of $2.1 million for the three months ended March 31, 2017 remained consistent with the prior year period.

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

Liquidity and Capital Resources

At March 31, 2017, we had cash, cash equivalents and short-term investments of $16.5 million compared to $21.9 million at December 31, 2016.  Net cash used in operating activities was $5.2 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2017 and resulted primarily from the maturities of short-term investments of $9.4 million offset by the purchase of short-term investments of $5.2 million.  Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2016 and resulted from the maturities of short-term investments of $10.2 million offset by the purchase of short-term investments of $7.2 million.

Net cash used in financing activities for the three months ended March 31, 2016 was $156,000 for tax payments related to shares withheld for vested restricted stock units.  Net cash used in financing activities for the three months ended March 31, 2016 was $210,000 for tax payments related to shares withheld for vested restricted stock units.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017. Accordingly, we will need to raise substantial additional capital in the near term in order to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources will not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will need additional funding to enroll the second stage of this trial should the first stage results warrant us doing so or to otherwise continue developing enobosarm for any indication, which we may be unable to do in a timely manner or at all. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

·      potentially enroll the second stage of and complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

·      undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

·      initiate and complete human clinical studies of our SARD program; and

·      fund our operations and to continue as a going concern.

Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any.  Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017. There were no material changes during the first quarter of 2017 from the contractual obligations previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

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

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2017, we had an accumulated deficit of $537.5 million. Our net loss for the three months ended March 31, 2017 was $6.3 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and could cause us to discontinue our operations. We cannot be certain that additional capital will be available to us and, if substantial additional capital is not available to us when needed, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.*

At March 31, 2017, we had cash, cash equivalents and short-term investments of $16.5 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the fourth quarter of 2017. Accordingly, we will need to raise substantial additional capital in the near term order to fund our operations through and beyond the fourth quarter of 2017 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures and enrollment status, that our existing capital resources will be adequate to enable us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with estrogen receptor, or ER, positive and AR positive advanced breast cancer and our ongoing Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources will not be sufficient to allow us to complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC and we will need additional funding to enroll the second stage of this trial should the first stage results warrant us doing so or to otherwise continue developing enobosarm for any indication, which we may be unable to do in a timely manner or at all. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

·    potentially enroll the second stage of and complete our ongoing open-label Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC;

·    undertake any further development of our SARMs beyond our ongoing Phase 2 clinical trials of enobosarm in breast cancer and SUI and our ongoing preclinical development activities related to the development of SARMs as a potential treatment for DMD;

·    initiate and complete human clinical studies of our SARD program; and

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

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether our ongoing clinical trials will need to be modified or will be completed on schedule, if at all.  For example, our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC is being conducted using a Simon’s two-stage design, pursuant to which approximately half of the patients are enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed.  We have not commenced enrollment in the second stage of the Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC. Due to the slow rate of patient enrollment in this trial, our current capital resources will not be sufficient to enable us to complete the second stage of the TNBC trial if we determine that the first stage milestone has been met and we will need additional funding in order to enroll the second stage of and to complete this trial, which we may be unable to do in a timely manner or at all.  In any event, we or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates and to provide funding for such activities. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements or other strategic transactions with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for any such further development.  Moreover, our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC is being conducted using a Simon’s two-stage design, pursuant to which approximately half of the patients are enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed.  We have not commenced enrollment of the second stage of the Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC.  Due to the slow rate of patient enrollment in this trial, our current capital resources will not be sufficient to enable us to complete the second stage of the TNBC trial if we determine that the first stage milestone has been met and we will need additional funding in order to enroll the second stage of and to complete this trial, which we may be unable to do in a timely manner or at all.  Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for SUI and DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for SUI or DMD is subject to our ability to obtain additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for the further development of our product candidates, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates that are in development for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation”  under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 24, 2017, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients.  Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all).  In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Healthcare Reform Act. The Healthcare Reform Act, among other initiatives, implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in drug rebates manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care.

In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, or the AHCA, which, if enacted, would amend and repeal significant portions of the Healthcare Reform Act. However, it is unclear whether and in what form this legislation might be passed by the U.S. Senate and, if so, what form any final legislation might take.  The repeal and replace of significant portions of the Healthcare Reform Act would likely have a far-reaching effect on healthcare coverage and reimbursement.  We cannot, however, predict the ultimate form, success or impact on the profitability of our product candidates of this legislation.  This legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

Similar cost containment initiatives exist in countries outside of the United States, particularly in the countries of the EU, where the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us or any potential collaborators to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our or a potential collaborators’ commercialization efforts. Third-

party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recently budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates.  If budget pressures continue, governments may implement additional cost containment measures.  Cost-control initiatives could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in health care reform, as evidenced by the initial enactment of, as well as the repeal and replacement of, the Healthcare Reform Act in the United States.  Aside from the potential repeal of the Healthcare Reform Act, including pursuant to the AHCA, federal and state legislatures within the United States and foreign governments will likely continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere.  For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and legislative and administrative initiatives at the federal and state levels intended to, among other things, bring more transparency to drug pricing and modify government program reimbursement for drugs. We cannot predict what health care reform initiatives may be adopted in the future.  Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  We are developing enobosarm for the treatment of patients with advanced AR positive breast cancer.  To our knowledge, no other SARMs are currently in development for the treatment of advanced AR positive breast cancer; however, other companies with SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future.  For example, Radius Health, Inc. has stated that it may test its SARM compound, RAD140, in a breast cancer indication in the future. A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation Inc., which was recently acquired by Pfizer Inc., and Astellas Pharma, Inc., VT 464 being developed by Innocrin Pharmaceuticals Inc., and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. In ER positive breast cancer, a number of targeted therapies are being developed to be used in combination with other hormonal agents.  These therapies include CDK 4/6 inhibitors (palbociclib being developed by Pfizer and ribociclib being developed by Novartis have been approved by FDA, and Lilly has completed Phase 3 trials of abemaciclib and plans to submit an NDA), PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), and mTOR inhibitors (Everolimus being developed by Novartis (FDA approved) AZD2014 (AstraZeneca) and MLN0128 (Takeda) are in Phase II trials). In ER positive breast cancer, new selective estrogen receptor modulators and selective estrogen receptor degraders targeting the estrogen receptor are in development, including GDC-0927 (Roche), RAD 1901 (Radius Pharmaceuticals), and AZD9496 (Astra Zeneca).  Additionally, we initiated a proof of concept study in advanced AR positive TNBC patients for which there are no currently approved therapies, beyond chemotherapy.  However, a number of approaches for the treatment of TNBC are currently under investigation. Agents also targeting the androgen axis include XTANDI® (enzalutamide) being developed by Pfizer and Astellas Pharma, orteronel (TAK-700) being developed by Takeda, VT 464 being developed by Innocrin, and CR-1447 being developed by Curadis. Only a subset of the total TNBC population is AR positive; therefore, agents targeting TNBC as a whole may also compete with enobosarm if approved for commercial sale. These agents include: PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), IL6/JAK/Stat inhibitors (ruxolitinib being developed by Incyte), mTOR inhibitors (Everolimus being developed by Novartis), EGFR inhibitor (Neratinib being developed by Puma), and PARP inhibitors (Velaparib being developed by AbbVie), PD-1 inhibitors (pembrolizumab) being developed by Merck & Co. and MPDL3280A being developed by Roche.

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

We are also exploring the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (which recently received FDA approval) and DS-1541b, by Daiichi Sankyo Co.  Marathon Pharmaceuticals LLC recently received FDA approval for a glucocorticoid, deflazacort, which was recently acquired from Marathon by PTC Therapeutics.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone.  Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial.  Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing.  Italfarmco S.p.A. has a Phase 2 trial ongoing with givinostat, an HDAC inhibitor.  Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, an utrophin upregulator.  Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol.  In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.  Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor.  ReveraGen Biopharma Inc. has initiated a  Phase 2 trial in DMD with VPB 15, a novel glucocorticoid.  Capricor Therapeutics has an ongoing Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-330, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer and Androscience Corporation’s androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. is beginning early studies with EPI-506, an AR antagonist that targets the N-terminal domain of the AR.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC.  Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) that is currently being evaluated in Phase 3 studies in men with progressive, advanced prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  In addition to targeting the androgen receptor, therapeutic approaches are being developed to target the progesterone receptor in these patients by Arno Therapeutics Inc.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 25 employees remained as employees of GTx as of March 31, 2017.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of March 31, 2017, we had only 25 employees.

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

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing sale price for our common stock has varied between a high of $9.50 on November 18, 2016 and a low of $4.70 on February 17, 2017 in the twelve-month period ended March 31, 2017 (such prices as adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016, or the Reverse Stock Split). The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

·                  new or continued delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

·                  our ability to raise additional capital to carry through with our preclinical and clinical development plans, including to potentially complete our ongoing Phase 2 clinical trial of enobosarm in patients with advanced AR positive TNBC, as well as our current and future operations, and the terms of any related financing arrangements;

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

·                  The low trading volume of our common stock;

·                  changes in accounting principles; and

·                  additional losses of any of our key scientific or management personnel.

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies, including as a result of statements on drug pricing by the Trump Administration, has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the repeal and/or replacement of all or portions of the Healthcare Reform Act, including pursuant to the AHCA, or greater restrictions on free trade stemming from Trump Administration policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations may adversely affect the trading price of our common stock.

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

As of March 31, 2017, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 76.8% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 37.5% of our outstanding common stock as well as warrants to purchase up to an additional 2.5 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ

Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement.  On June 21, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until December 19, 2016, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on June 20, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split prior to December 19, 2016, if necessary. On December 5, 2016, we effected the Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid Price Requirement, which compliance was regained on December 20, 2016.  However, there can be no assurance that the market price of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. In any event, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders’ equity or market values of our common stock, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2017, the average daily trading volume of our common stock on The NASDAQ Capital Market was only 17,489 shares (as adjusted to give effect to the Reverse Stock Split). As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2017, we had 16,041,923 shares of common stock outstanding.  In addition, as a result of the low trading volume of our common stock, which was exacerbated by the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

ITEM 5.                                                OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At our 2017 Annual Meeting of Stockholders, or the Annual Meeting, held on May 11, 2017 at our corporate offices in Memphis, Tennessee, our stockholders voted on the following four proposals:

(1)         Proposal No. 1:  Proposal to elect the three nominees for Class I director named below to serve until our 2020 Annual Meeting of Stockholders and until their successors have been duly elected and qualified.  Each of the three named nominees were so elected, with the votes thereon at the Annual Meeting as follows:

	Final Voting Results
Nominee	For	Withheld	Broker Non- Vote
Marc S. Hanover	10,337,919	1,549,146	2,520,176
Garry A. Neil, M.D.	10,328,806	1,558,259	2,520,176
Kenneth S. Robinson, M.D., M.Div.	10,339,620	1,547,445	2,520,176

Our Class II directors, J. Kenneth Glass and Robert J. Wills, Ph.D., will each continue to serve on our Board of Directors until our 2018 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, Michael G. Carter, M.D., Ch.B., F.R.C.P. and J.R. Hyde III, will each continue to serve on our Board of Directors until our 2019 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(2)         Proposal No. 2:  Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2017. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
14,362,784	23,232	21,225	—

(3)         Proposal No. 3:  Proposal to approve, on an advisory basis, the compensation of our named executive officers (as defined in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2017, or the Proxy Statement. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
10,251,950	255,166	1,379,949	2,520,176

(4)         Proposal No. 4:  Proposal to vote, on an advisory basis, for the preferred frequency of an advisory vote on the compensation of our named executive officers, or the Frequency Proposal. The votes on the Frequency Proposal at the Annual Meeting were as follows:

Final Voting Results
3 Years	2 Years	1 Year	Abstain	Broker Non-Vote
6,205,005	3,839,000	439,933	1,403,127	2,520,176

Based on the Board of Directors’ recommendation in the Proxy Statement, the voting results on the Frequency Proposal and its consideration of the appropriate voting frequency for us at this time, on May 11, 2017, our Board of Directors resolved that we will hold an advisory vote on the compensation of our named executive officers every three years.

ITEM 6.                EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTx, Inc.

Date: May 15, 2017	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016
3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	—	—	—	—
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	05/10/2016
10.1	Employment Agreement dated January 6, 2017 between Registrant and Jason T. Shackelford	10-K	000-50549	10.28	03/24/2017
10.2+	2017 Compensation Information for Registrant’s Executive Officers	—	—	—	—
31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—
32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—
101.INS+	XBRL Instance Document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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