Form 10-Q
period 2017-06-30
GTX INC /DE/
filed 2017-08-14
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 09, 2017, 16,058,589 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,156	$8,910
Short-term investments	6,200	12,959
Prepaid expenses and other current assets	2,130	2,429
Total current assets	13,486	24,298
Property and equipment, net	65	81
Intangible assets, net	116	123
Total assets	$13,667	$24,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$603	$1,220
Accrued expenses and other current liabilities	4,582	3,391
Total current liabilities	5,185	4,611
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at June 30, 2017 and December 31, 2016; 16,041,923 and 15,919,572 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	16	16
Additional paid-in capital	552,322	551,073
Accumulated deficit	(543,856)	(531,198)
Total stockholders’ equity	8,482	19,891
Total liabilities and stockholders’ equity	$13,667	$24,502

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Expenses:
Research and development expenses	$4,448	$4,058	$8,641	$8,029
General and administrative expenses	1,997	1,999	4,084	4,113
Total expenses	6,445	6,057	12,725	12,142
Loss from operations	(6,445)	(6,057)	(12,725)	(12,142)
Other income, net	40	5	67	33
Gain on change in fair value of warrant liability	—	—	—	8,163
Net loss	$(6,405)	$(6,052)	$(12,658)	$(3,946)

Net loss per share — basic and diluted	$(0.40)	$(0.43)	$(0.79)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	16,041,923	14,174,914	16,030,689	14,163,559

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,658)	$(3,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrant liability	—	(8,163)
Depreciation and amortization	23	9
Share-based compensation	1,322	1,499
Directors’ deferred compensation	83	59
Changes in assets and liabilities:
Prepaid expenses and other assets	299	569
Accounts payable	(617)	1,005
Accrued expenses and other liabilities	1,191	(298)
Net cash used in operating activities	(10,357)	(9,266)
Cash flows from investing activities:
Purchase of property and equipment	—	(8)
Purchase of short-term investments, held to maturity	(11,200)	(17,200)
Proceeds from maturities of short-term investments, held to maturity	17,959	22,200
Net cash provided by investing activities	6,759	4,992
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	(156)	(210)
Net cash used in financing activities	(156)	(210)
Net decrease in cash and cash equivalents	(3,754)	(4,484)
Cash and cash equivalents, beginning of period	8,910	14,056
Cash and cash equivalents, end of period	$5,156	$9,572

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a class of drugs that the Company believes has the potential to be used as a novel hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where the building of muscle mass may be important, such as stress urinary incontinence (“SUI”) and Duchenne muscular dystrophy (“DMD”).

In 2016, the Company initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  In the second quarter of 2017, the Company announced positive preliminary data from this clinical trial and that an abstract addressing the preliminary data had been accepted for podium presentation at the annual meeting of the International Continence Society (ICS) to be held in Florence, Italy in September 2017.  Based on the emerging data from this ongoing proof-of-concept clinical trial, the Company plans to initiate a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI in the second half of 2017.

The Company commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive.  The Company announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort and anticipates reporting top-line clinical results from this trial in the third quarter of 2017.

During 2015, the Company also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer (“TNBC”). During the third quarter of 2017, the Company completed its review of the data from the first stage of this clinical trial.  While the review of the clinical trial data did not raise any safety concerns, it did confirm that there was insufficient efficacy demonstrated among the treated patients to proceed into the second stage of recruitment of this clinical trial.

The Company has also evaluated several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD.  Based on the Company’s SARM data from these preclinical efforts, the Company has initiated discussions with potential collaboration partners to further develop a SARM for the treatment of DMD.

In 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR to treat those patients who do not respond or are resistant to current therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company has ongoing preclinical studies to select the most appropriate compound to move into a first-in-human clinical trial.

The Company has evaluated its capital resources and current business plans in accordance with Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”).  ASU 2014-15 requires the assessment of an entity’s ability to continue as a going concern for a period of one year after the date the entity’s financial statements are issued and to provide related

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

footnote disclosures, if necessary.  As the Company currently estimates, based on its current business plan and assumptions, that its current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to the Company under its loan agreement entered into on August 10, 2017 (described more fully in Subsequent Events of this Note 1), will be sufficient to meet its projected operating requirements only into the second quarter of 2018, there is substantial doubt raised about its ability to continue as a going concern.  Accordingly, the Company is actively seeking additional funds through potential collaborations, partnering or other strategic arrangements, through additional public or private equity offerings or additional debt financings, or a combination of the foregoing.

In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong.  The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated.  The Company believes, based on its current estimates of clinical trial expenditures, that the Company’s existing capital resources will be adequate to enable it to complete its ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and its ongoing open-label, non-placebo controlled, proof-of-concept Phase 2 clinical trial of enobosarm in postmenopausal women with SUI.  However, the Company’s existing capital resources will not be sufficient to allow it to complete its planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI or to otherwise continue developing enobosarm for any other indication, which it may be unable to do in a timely manner or at all.  Also, the Company’s clinical trials may encounter technical, enrollment or other difficulties that could increase its development costs beyond its current estimates or delay its development timelines, and the Company could otherwise exhaust its available financial resources sooner than the Company expects.  In any event, the Company will need to raise substantial additional capital in order to:

•                  complete its planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI;

•                  undertake any further development of enobosarm in patients with ER positive and AR positive breast cancer beyond our ongoing Phase 2 clinical trial;

•                  undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD;

•                  initiate and complete human clinical studies of the Company’s SARD program; and

•                  fund the Company’s operations and any debt repayment and service obligations, and to continue as a going concern.

If the Company is unable to raise substantial additional capital in the near term to fund its operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations, the Company could be required to, among other things, make further reductions in its workforce, reevaluate its plans to conduct its planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of its assets, and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on the Company’s business and stock price.

These condensed financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of its assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017.

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

At June 30, 2017 and December 31, 2016, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

deferred tax assets will not be realized.  Accordingly, at June 30, 2017 and December 31, 2016, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, and other non-operating income or expense.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date the condensed financial statements were issued.  Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

On August 10, 2017, the Company entered into a $15,000 loan agreement with each of The Pyramid Peak Foundation and J.R. Hyde, III, as described in more detail under Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$181	$369	$414	$663
General and administrative expenses	520	445	991	895
Total share-based compensation	$701	$814	$1,405	$1,558

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

for the Company’s non-employee directors of $42 and $29, respectively.  Share-based compensation expense recorded as general and administrative expense for the six months ended June 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $83 and $59, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected price volatility	91.0%	90.5%	88.5%	91.3%
Risk-free interest rate	2.0%	1.4%	2.2%	2.1%
Weighted average expected life in years	6 years	6 years	7 years	7 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	1,089,980	$27.13
Options granted	942,350	4.69
Options forfeited or expired	(130,775)	30.52
Options outstanding at June 30, 2017	1,901,555	15.77

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs at December 31, 2016	584,999
RSUs granted	—
RSUs vested	(151,833)
RSUs forfeited	(36,000)
Nonvested RSUs at June 30, 2017	397,166

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

Weighted average potential shares of common stock of 8,720,616 and 8,160,128 for the three months ended June 30, 2017 and 2016, respectively, and 8,490,229 and 8,179,040 for the six months ended June 30, 2017 and 2016, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

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

•                  the timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials, and any other future clinical trials that we may conduct;

•                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;

•                  the anticipated progress of our preclinical and clinical programs, including whether our ongoing or planned clinical trials will achieve clinically relevant results;

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

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of small molecules for the treatment of cancer, including treatments for breast and prostate cancer, and other serious medical conditions, including conditions where the building of muscle mass may be important. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to be used as a hormonal therapy for the treatment of advanced breast cancer, as well as the potential to treat other serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD.  In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

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

In 2016, we initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of SUI.  In this ongoing Phase 2 proof-of-concept clinical trial, enobosarm 3 mg is being assessed as a potential treatment for post-menopausal women who have demonstrated SUI symptoms for more than six months, with 3 to 15 reported SUI episodes per day averaged over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the number of SUI episodes per day on the 3-day voiding diary at 12 weeks, compared to base line. In the second quarter of 2017, we announced positive preliminary data from this clinical trial and that an abstract addressing the preliminary data had been accepted for podium presentation at the annual meeting of the International Continence Society (ICS) to be held in Florence, Italy in September 2017. The clinical findings reviewed in the abstract were from the first seven patients enrolled in the trial following their completion of treatment:

•                  Each of the women treated with enobosarm showed a clinically significant reduction (50 percent or greater) in incontinence episodes per day:

•                  mean stress leaks decreased by 80.9 percent from baseline over 12 weeks;

•                  stress leaks decreased from a mean of 5.7 leaks/day at baseline, to 1.1 leaks/day at Week 12; and

•                  all patients saw at least a 65 percent reduction in number of stress leaks

•                  Reductions in incontinence episodes were sustained well beyond the stopping of study drug at Week 12:

•                  patients demonstrated continued reduction in incontinence episodes for up to five months.

•                  Women reported improved quality of life in the Patient Global Impression of Improvement, or PGI-I, and Female Sexual Function Index, or FSFI:

•                  at Week 12, all seven patients showed improved PGI-I scores and 5 of 7 patients showed improvement in FSFI.

•                  Reported adverse events are minimal with none above Grade I.

Additional data from this ongoing trial will be reviewed during the podium presentation at the ICS conference in September 2017. Based on the emerging data from our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, we plan to initiate a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI in the second half of 2017.  However, our ability to complete this planned Phase 2 clinical trial is subject to our ability to obtain additional funding.

In 2015, we commenced enrollment in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor, or ER, positive and AR positive.  We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort and we anticipate reporting top-line clinical results from this trial in the third quarter of 2017.

We also commenced enrollment in 2015 in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC.  This clinical trial was conducted utilizing a Simon’s two-stage trial design whereby if at least 2 of the first 21 patients achieved clinical benefit, the trial was designed to enroll the second stage, which would result in enrolling 41 evaluable patients in the clinical trial.  During the third quarter of 2017, we completed our review of the data from the first stage of the clinical trial.  While our review of the data did not raise any safety concerns, it did confirm that there was insufficient efficacy demonstrated among the treated patients to proceed into the second stage of recruitment. One patient has continued on treatment in this clinical trial with stable disease for10 months but no other stage 1 patient achieved an acceptable clinical benefit response following 16 weeks of treatment.

We have also evaluated several SARM compounds in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.

With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Our evaluation of the SARD program is at an early stage.  We have ongoing preclinical studies to select the most appropriate compound to move into a first-in-human clinical trial. Our ability to pursue the continued development of our SARD program is contingent upon our ability to obtain additional funding.

We are actively seeking additional funds through potential collaborations, partnering or other strategic arrangements, through additional public or private equity offerings or additional debt financings, or a combination of the foregoing, to provide us the necessary resources for the development of our preclinical and clinical product candidates.  We have discussions ongoing with several potential collaboration partners who have expressed potential interest in one or more of our development programs.

Financial Highlights

Our net loss for the six months ended June 30, 2017 was $12.7 million.  We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  We do not expect that any of our product candidates, including enobosarm, will receive any regulatory approvals for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At June 30, 2017, we had cash, cash equivalents and short-term investments of $11.4 million compared to $21.9 million at December 31, 2016.  On October 14, 2016, we completed a registered direct offering of our common stock, in which we sold 1.7 million shares of our common stock for net proceeds to us of approximately $13.7 million.  On August 10, 2017, we entered into a $15.0 million loan agreement, or the Loan Agreement, with J.R. Hyde, III and The Pyramid Peak Foundation, or the Lenders, as described in more detail under “Liquidity and Capital Resources” below.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to us under our Loan Agreement with the Lenders, will be sufficient to meet our projected operating requirements only into the second quarter of 2018.  Accordingly, we need to, and are actively seeking to, raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures, that our existing capital resources will be adequate to enable us to complete our ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources will not be sufficient to allow us to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI or to otherwise continue developing enobosarm for any other indication, which we may be unable to do in a timely manner or at all.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

•             complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI;

•             undertake any further development of enobosarm in patients with ER positive and AR positive advanced breast cancer beyond our ongoing Phase 2 clinical trial;

•             undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD;

•             initiate and complete human clinical studies of our SARD program; and

•             fund our operations and any debt repayment and service obligations, and to continue as a going concern.

In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to us under our Loan Agreement with the Lenders, will be sufficient to meet our projected operating requirements only into the second quarter of 2018, there is substantial doubt raised about our ability to continue as a going concern. If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations, we could be required to, among other things, make further reductions in our workforce, reevaluate our plans to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on our business and stock price.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  Apart from advances available to us under the Loan Agreement with the Lenders, we do not have any commitments for future external funding.  Accordingly, we are actively seeking additional funds through potential collaborations, partnering or other strategic arrangements, through additional public or private equity offerings or additional debt financings, or a combination of the foregoing.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer and/or SUI and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets.  As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We expect that our research and development expenses for fiscal year 2017 will increase as compared to fiscal year 2016 primarily due to our ongoing Phase 2 clinical trials of enobosarm in ER positive and AR positive advanced breast cancer and for the treatment of postmenopausal women with SUI, preclinical development of the SARD program, and preparatory activities related to and the initiation of our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI in the second half of 2017.

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

Product Development Programs

The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	Phase 2

Currently enrolling a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm (3 mg) in postmenopausal women with SUI with data expected in the third quarter of 2017.

Plan to initiate a placebo-controlled Phase 2 clinical trial of enobosarm (1 mg and 3 mg) to treat postmenopausal women with SUI in the second half of 2017.

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

Currently closing down the Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC as there were insufficient patients achieving clinical benefit from enobosarm treatment to continue the trial.

SARMs
Treatment of DMD	SARM	Preclinical	Preclinical research being evaluated by potential collaboration partners for the treatment of DMD.

SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Preclinical studies are ongoing to select the most appropriate compound to move into a first-in-human clinical trial.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development expenses	$181	$369	$414	$663
General and administrative expenses	520	445	991	895
Total share-based compensation	$701	$814	$1,405	$1,558

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $42,000 and $29,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the six months ended June 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $83,000 and $59,000, respectively.  At June 30, 2017, the total compensation cost related to non-vested stock options not yet recognized was approximately $6.3 million with a weighted average expense recognition period of 3.93 years. At June 30, 2017, the total compensation cost related to non-vested RSUs not yet recognized was approximately $1.1 million with a weighted average expense recognition period of less than one year.

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended June 30,		Six Months Ended June 30,
Proposed Candidate / Proposed Indication	Program	2017	2016	2017	2016
		(in thousands)
Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$1,494	$265	$2,283	$538

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	1,548	1,846	3,357	3,341

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	742	1,381	1,627	2,672

Other research and development		664	566	1,374	1,478

Total research and
development expenses		$4,448	$4,058	$8,641	$8,029

Research and development expenses increased to $4.4 million for the three months ended June 30, 2017 from $4.1 million for the three months ended June 30, 2016.  Research and development expenses increased to $8.6 million for the six months ended June 30, 2017 from $8.0 million for the six months ended June 30, 2016.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI increased for the three and six months ended June 30, 2017 from the prior year comparable periods related to expenses of the Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016 and expenses related to preparatory activities for the planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, which is planned to begin in the second half of 2017.

Research and development expenses for enobosarm for the treatment of women with ER positive and AR positive advanced breast cancer decreased slightly for the three months ended June 30, 2017 from the prior year comparable period and remained relatively consistent for the six months ended June 30, 2017 from the prior year comparable period due primarily to the timing and nature of activities related to conducting the ongoing Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication.  The clinical trial commenced enrollment during the third quarter of 2015 and completed enrollment in the first quarter of 2017.  The prior year period consisted primarily of expenses related to the ongoing Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the previous Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased for both the three and six months ended June 30, 2017 from the prior year comparable periods due to the timing and nature of activities related to conducting the first stage of the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015.  During the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial and we are in the process of closing down the clinical trial.

“Other research and development” expenses for the three months ended June 30, 2017 increased from the prior year period primarily related to preclinical development of our SARD program partially offset by a decrease in expenses related to our completed Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC that was completed in the prior year. During 2016, we determined to discontinue further development of GTx-758. “Other research and development” expenses for the six months ended June 30, 2017 decreased due to the completion of our GTx-758 Phase 2 clinical trial. This decrease was slightly offset by increased spending on preclinical development of our SARD program.

General and Administrative Expenses

General and administrative expenses of $2.0 million and $4.1 million for the three and six months ended June 30, 2017 remained consistent with the prior year comparable periods.

Gain on Change in Fair Value of Warrant Liability

Prior to March 25, 2016, we recognized a warrant liability due to certain provisions of the warrants issued as part of our November 2014 private placement of common stock and warrants.  The warrants were required to be accounted for as a liability at fair value and the fair value was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement of the warrants upon certain change of control transactions or the expiration of such provision on December 31, 2016.  The resulting non-cash gain or loss on the fair value revaluation at each balance sheet date was recorded as non-operating income in our condensed statement of operations.  Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions.  These warrants were no longer accounted for as a liability at March 31, 2016.  We recorded a non-cash reclassification of the warrant fair value to stockholders’ equity based on the warrants’ fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.  The final revaluation of the warrants’ fair value as of March 25, 2016 resulted in a non-cash gain of $8.2 million that was recorded as the change in fair value of warrant liability in our condensed statement of operations for the six months ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2017, we had cash, cash equivalents and short-term investments of $11.4 million compared to $21.9 million at December 31, 2016.  Net cash used in operating activities was $10.4 million and $9.3 million for the six months ended June 30, 2017 and 2016, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $6.8 million for the six months ended June 30, 2017 and resulted primarily from the maturities of short-term investments of $18.0 million offset by the purchase of short-term investments of $11.2 million.  Net cash provided by investing activities was $5.0 million for the six months ended June 30, 2016 and resulted from the maturities of short-term investments of $22.2 million offset by the purchase of short-term investments of $17.2 million.

Net cash used in financing activities for the six months ended June 30, 2017 was $156,000 for tax payments related to shares withheld for vested restricted stock units.  Net cash used in financing activities for the six months ended June 30, 2016 was $210,000 for tax payments related to shares withheld for vested restricted stock units.

On August 10, 2017, we entered into a loan agreement with J.R. Hyde, III and The Pyramid Peak Foundation (the “Loan Agreement”) to borrow up to a total of $15.0 million (the “Loans”).  Each of Mr. Hyde and The Pyramid Peak Foundation (the “Lenders”) was reported as a greater than 5% holder of shares of our common stock in our 2017 Proxy Statement filed with the Securities and Exchange Commission on March 31, 2017.  Additionally, Mr. Hyde serves on our board of directors.

Under the Loan Agreement, we can borrow in one or more advances up to a total of $15.0 million. Advances can be prepaid in whole or in part without penalty or premium and may be reborrowed.  Interest will accrue monthly on each outstanding advance at a fixed rate of 8.00% and will be payable, together with all principal amounts outstanding, on the earlier of (a) May 10, 2018 (the “Maturity Date”) or (b) the date on which we consummate an equity financing resulting in gross proceeds of at least $15,000,000 (a “Qualified Financing”).   Events of default under the Loan Agreement include (a) the failure to pay principal or interest when due, (b) the commencement of a voluntary or involuntary bankruptcy or insolvency action and (c) the breach of any representation or warranty contained in the Loan Agreement by us. If an event of default occurs, all unpaid principal and interest will become immediately due and payable. Any borrowings under the Loan Agreement will be unsecured and the Loan Agreement contains no financial covenants. The Loan Agreement contains a covenant by the Lenders to participate, at our option, in any Qualified Financing in amounts up to their respective principal and interest amounts outstanding.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to us under our Loan Agreement, will be sufficient to meet our projected operating requirements only into the second quarter of 2018.  Accordingly, we need to, and are actively seeking to, raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.   We believe, based on our current estimates of clinical trial expenditures, that our existing capital resources will be adequate to enable us to complete our ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources will not be sufficient to allow us to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI or to otherwise continue developing enobosarm for any other indication, which we may be unable to do in a timely manner or at all.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

•             complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI;

•             undertake any further development of enobosarm in patients with ER positive and AR positive advanced breast cancer beyond our ongoing Phase 2 clinical trial;

•             undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD;

•             initiate and complete human clinical studies of our SARD program; and

•             fund our operations and any debt repayment and service obligations, and to continue as a going concern.

Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any.  Our future funding requirements will depend on many factors, including:

•             the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing, planned and any future clinical trials of enobosarm;

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  Apart from the advances remaining available to us under the Loan Agreement with the Lenders, we do not have any commitments for future external funding.  Accordingly, we are actively seeking additional funds through potential collaborations, partnering or other strategic arrangements, through additional public or private equity offerings or additional debt financings, or a combination of the foregoing.

In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to us under our Loan Agreement with the Lenders, will be sufficient to meet our projected operating requirements only into the second quarter of 2018, there is substantial doubt raised about our ability to continue as a going concern.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations, we could be required to, among other things, make further reductions in our workforce, reevaluate our plans to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on our business and stock price.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, completed a subsequent private placement in November 2014 that represented additional dilution, and we again raised additional funds by issuing shares of common stock in a registered direct offering in October 2016.  Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer and/or SUI and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2017. There were no material changes during the six months ended June 30, 2017 from the contractual obligations previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.  As noted above, the Company entered into the Loan Agreement (as described in Part II, Item 5 of this Quarterly Report) on August 10, 2017.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

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

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1A.                                       RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations.  Investors should carefully consider the risks described below before making an investment decision.  Our business faces significant risks, and the risks described below may not be the only risks we face.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.  If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2017, we had an accumulated deficit of $543.9 million. Our net loss for the six months ended June 30, 2017 was $12.7 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products.  A substantial portion of our efforts and expenditures were previously devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the U.S. Food and Drug Administration, or FDA, significantly depressed our stock price and has harmed our future prospects.  Our current strategy is focused on the further development of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI, and for the treatment of patients with estrogen receptor, or ER, positive and androgen receptor, or AR, positive advanced breast cancer.  However, the development of enobosarm for the treatment of patients in these indications is at an early stage, is subject to the substantial risk of failure inherent in the development of early-stage product candidates, and will require significant additional financial resources and personnel in order for such development to continue.  With regard to our remaining programs, our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology, and our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, will in each case require significant additional financial resources and personnel to continue our development of these programs. Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we are unable to raise substantial additional capital in the near term to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, if we and/or any potential collaborators are unable to develop and commercialize SARMs or SARD technology, if development is further delayed or is eliminated, or if sales revenue from any SARM or SARD products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and could cause us to discontinue our operations. We cannot be certain that additional capital will be available to us and, if substantial additional capital is not available to us when needed, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.*

At June 30, 2017, we had cash, cash equivalents and short-term investments of $11.4 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to us under our loan arrangement, or the Loan Agreement, entered into on August 10, 2017 with J.R. Hyde III and The Pyramid Peak Foundation, or the Lenders, will be sufficient to meet our projected operating requirements only into the second quarter of 2018. Accordingly, we need to, and are actively seeking to, raise substantial additional capital in the near term in order to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.  We believe, based on our current estimates of clinical trial expenditures, that our existing capital resources will be adequate to enable us to complete our ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm in postmenopausal women with SUI.  However, our existing capital resources will not be sufficient to allow us to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI or to otherwise continue developing enobosarm for any other indication, which we may be unable to do in a timely manner or at all.  Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, we need to raise substantial additional capital in order to:

•             complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI;

•             undertake any further development of enobosarm in patients with ER positive and AR positive advanced breast cancer beyond our ongoing Phase 2 clinical trial;

•             undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD;

•             initiate and complete human clinical studies of our SARD program; and

•             fund our operations and any debt repayment and service obligations, and to continue as a going concern.

Our future funding requirements will depend on many factors, including:

•             the scope, rate of progress and cost of our preclinical and clinical development programs, including our ongoing, planned and any future clinical trials of enobosarm;

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

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  Apart from the advances available to us under the Loan Agreement with the Lenders, we do not have any commitments for future external funding.  Accordingly, we are actively seeking additional funds through potential collaborations, partnering or other strategic arrangements, through additional public or private equity offerings or additional debt financings, or a combination of the foregoing.

In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon and the advances available to us under our Loan Agreement with the Lenders, will be sufficient to meet our projected operating requirements only into the second quarter of 2018, there is substantial doubt raised about our ability to continue as a going concern.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the second quarter of 2018 and to continue as a going concern thereafter, and to fund any debt repayment and service obligations, we could be required to, among other things, make further reductions in our workforce, reevaluate our plans to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on our business and stock price.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed a private placement of common stock and warrants in March 2014, which was substantially dilutive, completed a subsequent private placement in November 2014 that represented additional dilution, and we again raised additional funds by issuing shares of common stock in a registered direct offering in October 2016.  Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer and/or SUI and our ability to advance the development of enobosarm or SARDs, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.*

Our current strategy is focused on the further development of enobosarm for the treatment of postmenopausal women with SUI and for the treatment of patients with ER positive and AR positive advanced breast cancer.  We are evaluating enobosarm in these indications in two ongoing Phase 2 clinical trials, and plan to initiate an additional placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI.  Even if our ongoing and planned clinical trials are successful, we will still need to conduct costly and time-consuming additional clinical trials of enobosarm in these indications to determine whether enobosarm is an effective treatment for patients with ER positive and AR positive advanced breast cancer or for postmenopausal women with SUI.

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and our ongoing and planned Phase 2 clinical trials of enobosarm to treat postmenopausal women with SUI. Furthermore, the positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose advanced breast cancer is both ER positive and AR positive does not ensure that our ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer will be successful or that any later trials will be successful.  Likewise, the fact that we achieved clinical benefit in the 9 mg cohort for both the first and second stages of our ongoing Phase 2 clinical trial of enobosarm in patients with ER positive and AR positive advanced breast cancer and achieved the first stage milestone in the 18 mg cohort in this trial does not ensure that this trial will be successful.  Similarly, the fact that we reported positive preliminary data from our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI does not ensure that either this trial or our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI will be successful.  For example, even though we reported positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose advanced breast cancer is both ER positive and AR positive, we determined during the third quarter of 2017 that enobosarm treatment did not sufficiently prove to be an efficacious treatment for patients with TNBC. Accordingly, we are in the process of closing down this clinical trial. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer or for the treatment of postmenopausal women with SUI, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

Our evaluation of our SARD program is at an early stage and to initiate and complete initial human clinical trials, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for DMD is at a very early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for any such further development.

Accordingly, our current strategy and near-term prospects are substantially dependent on the successful development of enobosarm for the treatment of postmenopausal women with SUI and for the treatment of patients with ER positive and AR positive advanced breast cancer.

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  In this regard, from time to time, we have and may in the future publish or report interim or preliminary data from our clinical trials, including the preliminary data we reported in the second quarter of 2017 from our Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

Typically, the failure rate for development candidates is high.  If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, during the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Accordingly, we are in the process of closing down this clinical trial. In addition, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA.

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

Significant delays in clinical testing could materially impact our product development costs.  We do not know whether our ongoing or planned clinical trials will need to be modified or will be completed on schedule, if at all.  We or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

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

•             registration or enrollment in clinical trials may be slower than we anticipate resulting in significant delays, additional costs and/or study terminations;

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates and to provide funding for such activities. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative arrangements or other strategic transactions with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing and planned clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for any such further development.  Moreover, we will need additional funding in order to complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI.  Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital, either through financing or by entering into new collaborative arrangements or other strategic transactions with third parties for the further development of our product candidates, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Additionally, there can be no assurance that the FDA will determine that the data from our ongoing, planned or potential future clinical trials of enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer or for the treatment of postmenopausal women with SUI will be sufficient for approval of these product candidates in any indications.  For example, we may observe an unacceptable incidence of adverse events in our ongoing, planned or potential future clinical trials of enobosarm, which could require us to abandon the development of enobosarm.

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

In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the Healthcare Reform Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act, to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, or the AHCA, which, if enacted, will amend and repeal significant portions of the Healthcare Reform Act. However, the U.S. Senate is unlikely to adopt the AHCA as passed by the U.S. House of Representatives. The U.S. Senate considered but was unable to adopt other legislation to amend and/or replace elements of the Healthcare Reform Act. We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal and replacement has on our business.  This legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

Health care reform measures could hinder or prevent our product candidates’ commercial success.*

Among policy makers and payors in the United States and elsewhere, there is significant interest in health care reform, as evidenced by the initial enactment of, as well as the efforts to repeal and replace the Healthcare Reform Act in the United States.  Aside from the possible repeal and replacement of the Healthcare Reform Act, federal and state legislatures within the United States and foreign governments will likely continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere.  For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and legislative and administrative initiatives at the federal and state levels intended to, among other things, bring more transparency to drug pricing and modify government program reimbursement for drugs. We cannot predict what health care reform initiatives may be adopted in the future.  Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  We are developing enobosarm for the treatment of patients with ER positive and AR positive advanced breast cancer.  Radius Health, Inc. has stated that it is testing its SARM compound, RAD140, in breast cancer.  To our knowledge, no other SARMs are currently in development for the treatment of ER positive and AR positive advanced breast cancer; however, other companies with SARMs in development for muscle wasting and cachexia could enter into a breast cancer program in the future.  A number of other compounds targeting the androgen axis in breast cancer could compete with enobosarm if one or more are approved for commercial sale in the indications for which enobosarm is being developed. These compounds fall into two categories, androgen synthesis inhibitors, or ASIs, and androgen receptor antagonists, or ARAs. ASIs in development include orteronel being developed by Takeda Pharmaceuticals. ARAs in development include XTANDI® (enzalutamide) being developed by Medivation Inc., which was recently acquired by Pfizer Inc., and Astellas Pharma, Inc., VT 464 being developed by Innocrin Pharmaceuticals Inc., and generic bicalutamide. Agents targeting pathways outside of the androgen axis also may compete with enobosarm in breast cancer as they are directed towards similar patient populations that may benefit from enobosarm. In ER positive breast cancer, a number of targeted therapies are being developed to be used in combination with other hormonal agents.  These therapies include CDK 4/6 inhibitors (palbociclib being developed by Pfizer and ribociclib being developed by Novartis have been approved by FDA, and Lilly has completed Phase 3 trials of abemaciclib and plans to submit an NDA), PI3K/AKT inhibitors (BKM120 and BYL719 being developed by Novartis, Taselisib being developed by Roche), and mTOR inhibitors (Everolimus being developed by Novartis (FDA approved) AZD2014 (AstraZeneca) and MLN0128 (Takeda) are in Phase II trials). In ER positive breast cancer, new selective estrogen receptor modulators and selective estrogen receptor degraders targeting the estrogen receptor are in development, including GDC-0927 (Roche), RAD 1901 (Radius Pharmaceuticals), and AZD9496 (Astra Zeneca).

We initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral agents approved for the treatment of SUI.  Behavioral modification and pelvic floor physical therapy are common initial treatment approaches.  Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed.  Recently, an over-the-counter vaginal pessary (Impressa® marketed by Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI.  Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

We are also exploring the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (which recently received FDA approval) and DS-1541b, by Daiichi Sankyo Co.  Marathon Pharmaceuticals LLC recently received FDA approval for a glucocorticoid, deflazacort, which was recently acquired from Marathon by PTC Therapeutics.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone.  Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint.  Pfizer Inc. is developing its anti-

myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial.  Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing.  Italfarmco S.p.A. has a Phase 2 trial ongoing with givinostat, an HDAC inhibitor.  Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, an utrophin upregulator.  Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol.  In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.  Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor.  ReveraGen Biopharma Inc. has initiated a  Phase 2 trial in DMD with VPB 15, a novel glucocorticoid.  Capricor Therapeutics has an ongoing Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 26 employees remained as employees of GTx as of June 30, 2017.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of June 30, 2017, we had only 26 employees.

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

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing sale price for our common stock has varied between a high of $9.50 on November 18, 2016 and a low of $2.92 on June 7, 2017 in the twelve-month period ended June 30, 2017 (such prices as adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016, or the Reverse Stock Split). The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•             new or continued delays in the initiation, enrollment and/or completion of our ongoing, planned and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

•             our ability to raise additional capital to carry through with our preclinical and clinical development plans, including to potentially complete our planned placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, as well as our current and future operations, and the terms of any related financing arrangements;

•             reports of unacceptable incidences of adverse events observed in any of our ongoing or planned clinical trials of enobosarm;

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

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies, including as a result of statements on drug pricing by the Trump Administration, has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of the Healthcare Reform Act or greater restrictions on free trade stemming from Trump Administration policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations may adversely affect the trading price of our common stock.

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

As of June 30, 2017, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 76.8% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 37.5% of our outstanding common stock as well as warrants to purchase up to an additional 2.5 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2017, the average daily trading volume of our common stock on The NASDAQ Capital Market was only 71,171 shares (as adjusted to give effect to the Reverse Stock Split). As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2017, we had 16,041,923 shares of common stock outstanding.  In addition, as a result of the low trading volume of our common stock, which was exacerbated by the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

ITEM 5.                                                OTHER INFORMATION

On August 10, 2017, we entered into a loan agreement with J.R. Hyde, III and The Pyramid Peak Foundation (the “Loan Agreement”) to borrow up to a total of $15.0 million (the “Loans”). Each of Mr. Hyde and The Pyramid Peak Foundation (the “Lenders”) was reported as a greater than 5% holder of shares of our common stock in our 2017 Proxy Statement filed with the Securities and Exchange Commission on March 31, 2017. Additionally, Mr. Hyde serves on our board of directors.

Under the Loan Agreement, we can borrow in one or more advances up to a total of $15.0 million. Advances can be prepaid in whole or in part without penalty or premium and may be reborrowed.  Interest will accrue monthly on each outstanding advance at a fixed rate of 8.00% and will be payable, together with all principal amounts outstanding, on the earlier of (a) May 10, 2018 (the “Maturity Date”) or (b) the date on which we consummate an equity financing resulting in gross proceeds of at least $15,000,000 (a “Qualified Financing”).   Events of default under the Loan Agreement include (a) the failure to pay principal or interest when due, (b) the commencement of a voluntary or involuntary bankruptcy or insolvency action and (c) the breach of any representation or warranty contained in the Loan Agreement by us. If an event of default occurs, all unpaid principal and interest will become immediately due and payable. Any borrowings under the Loan Agreement will be unsecured and the Loan Agreement contains no financial covenants. The Loan Agreement contains a covenant by the Lenders to participate, at our option, in any Qualified Financing in amounts up to their respective principal and interest amounts outstanding.

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

GTx, Inc.

Date: August 14, 2017	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015

3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016

3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	5/10/2016

10.1+	Loan Agreement, dated as of August 10, 2017, by and among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation and form of Promissory Note	—	—	—	—
31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of	—	—	—	—

Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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