Form 10-Q
period 2017-09-30
GTX INC /DE/
filed 2017-11-14
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 09, 2017, 21,541,909 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I:  FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GTx, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,431	$8,910
Short-term investments	200	12,959
Prepaid expenses and other current assets	2,049	2,429
Total current assets	55,680	24,298
Property and equipment, net	57	81
Intangible assets, net	112	123
Total assets	$55,849	$24,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,451	$1,220
Accrued expenses and other current liabilities	6,828	3,391
Total current liabilities	9,279	4,611
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at September 30, 2017 and December 31, 2016; 21,541,909 and 15,919,572 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	22	16
Additional paid-in capital	598,908	551,073
Accumulated deficit	(552,360)	(531,198)
Total stockholders’ equity	46,570	19,891
Total liabilities and stockholders’ equity	$55,849	$24,502

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Expenses:
Research and development expenses	$5,914	$4,614	$14,555	$12,643
General and administrative expenses	2,617	2,313	6,701	6,426
Total expenses	8,531	6,927	21,256	19,069
Loss from operations	(8,531)	(6,927)	(21,256)	(19,069)
Other income, net	27	13	94	46
Gain on change in fair value of warrant liability	—	—	—	8,163
Net loss	$(8,504)	$(6,914)	$(21,162)	$(10,860)

Net loss per share — basic and diluted	$(0.53)	$(0.49)	$(1.32)	$(0.77)

Weighted average shares outstanding:
Basic and diluted	16,115,835	14,189,226	16,059,383	14,172,177

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,162)	$(10,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrant liability	—	(8,163)
Depreciation and amortization	35	17
Share-based compensation	2,225	2,318
Directors’ deferred compensation	124	92
Changes in assets and liabilities:
Prepaid expenses and other assets	380	537
Accounts payable	1,231	841
Accrued expenses and other liabilities	3,437	(300)
Net cash used in operating activities	(13,730)	(15,518)
Cash flows from investing activities:
Purchase of property and equipment	—	(90)
Purchase of short-term investments, held to maturity	(11,400)	(22,400)
Proceeds from maturities of short-term investments, held to maturity	24,159	32,400
Net cash provided by investing activities	12,759	9,910
Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	45,648	—
Tax payments related to shares withheld for vested restricted stock units	(156)	(210)
Net cash provided by (used in) financing activities	45,492	(210)
Net increase (decrease) in cash and cash equivalents	44,521	(5,818)
Cash and cash equivalents, beginning of period	8,910	14,056
Cash and cash equivalents, end of period	$53,431	$8,238

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.  Business and Basis of Presentation

Business

GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious medical conditions, including stress urinary incontinence and prostate cancer.

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a class of drugs that the Company believes has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence (“SUI”) and Duchenne muscular dystrophy (“DMD”).

In 2016, the Company initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  Based on the emerging data from this ongoing proof-of-concept clinical trial, the Company initiated a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI in the third quarter of 2017.

The Company commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive.  The Company announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort and announced in November 2017 that the pre-specified primary efficacy endpoint was also achieved in the 18 mg dose cohort.   After evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for approval, the Company has decided not to pursue additional clinical development of enobosarm for this indication.

The Company has also evaluated several SARM compounds, including enobosarm, in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD.  The Company is actively seeking potential collaboration partners to further develop a SARM for the treatment of DMD.

In 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR to treat those patients who do not respond or are resistant to current therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company has ongoing mechanistic preclinical studies to select the most appropriate compound to potentially move into a first-in-human clinical trial.

On September 29, 2017, the Company completed a private placement of units consisting of an aggregate of 5,483,320 shares of common stock and warrants to purchase an aggregate of 3,289,988 shares of its common stock for net proceeds of $45,648, after deducting placement agent fees and other offering expenses.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date

Level 2 – Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly

Level 3 – Inputs that are unobservable for the asset or liability

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

At September 30, 2017 and December 31, 2016, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at September 30, 2017 and December 31, 2016, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, and other non-operating income or expense.

Loan Agreement

On August 10, 2017, the Company entered into a loan agreement with J.R. Hyde, III and The Pyramid Peak Foundation (the “Loan Agreement”) to borrow up to a total of $15,000 (the “Loans”).  Each of Mr. Hyde and The Pyramid Peak Foundation (the “Lenders”) are significant stockholders, and Mr. Hyde serves on the Company’s board of directors.  The Company did not borrow any amounts under the Loan Agreement and the Loan Agreement terminated in accordance with its terms on September 29, 2017 as on that date, the Company completed a private placement of its equity securities resulting in gross proceeds of $48,500 (described more fully in Note 4, Stockholders’ Equity). Under the terms of the Loan Agreement, the Loan Agreement terminated on the date that the Company consummated an equity financing resulting in gross proceeds of at least $15,000.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2017 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards, allowing for forfeitures to be estimated or recognized when they occur. The Company elected to prospectively adopt the policy that forfeitures be recorded when they occur.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$368	$391	$782	$1,054
General and administrative expenses	576	461	1,567	1,356
Total share-based compensation	$944	$852	$2,349	$2,410

Share-based compensation expense recorded as general and administrative expense for the three months ended September 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $41 and $33, respectively.  Share-based compensation expense recorded as general and administrative expense for the nine months ended September 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $124 and $92, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Nine Months Ended September 30,
	2017	2016
Expected price volatility	88.5%	91.3%
Risk-free interest rate	2.2%	2.0%
Weighted average expected life in years	6.9 years	6.9 years

There were no options granted during the three months ended September 30, 2017.  Options granted during the three months ended September 30, 2016 were valued using the following assumptions: expected volatility of 89.4%, risk free interest rate of 1.2%, and an expected life of six years.

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	1,089,980	$27.13
Options granted	942,350	4.69
Options forfeited or expired	(141,434)	31.68
Options outstanding at September 30, 2017	1,890,896	15.60

GTx, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs at December 31, 2016	584,999
RSUs granted	—
RSUs vested	(168,499)
RSUs forfeited	(36,000)
Nonvested RSUs at September 30, 2017	380,500

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

Weighted average potential shares of common stock of 8,741,251 and 8,151,501 for the three months ended September 30, 2017 and 2016, respectively, and 8,574,822 and 8,169,793 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

4.              Stockholders’ Equity

Common Stock

On September 29, 2017, the Company completed a private placement of units consisting of an aggregate of 5,483,320 shares of common stock and warrants to purchase an aggregate of 3,289,988 shares of its common stock for net proceeds of $45,648, after deducting placement agent fees and other offering expenses. The purchasers in the registered direct offering consisted solely of accredited investors that included certain institutional and existing stockholders, including a member of the Company’s board of directors.  The warrants, which have five year terms expiring on September 29, 2022, are immediately exercisable and have a per share exercise price of $9.02.  The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock.  As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and are classified in stockholders’ equity.  The fair value of the warrants was estimated at $21,069 using the Black-Scholes Model with the following assumptions: expected volatility of 97%, risk free interest rate of 1.92%, expected life of five years and no dividends.  The net proceeds from the private placement were allocated to the common stock and warrants based upon their relative fair values.

On October 14, 2016, the Company completed a registered direct offering of its common stock, in which it sold 1,728,395 shares of its common stock for net proceeds of $13,692.  The purchasers in the registered direct offering consisted of certain existing GTx stockholders and certain members of the GTx management team and board of directors.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about, among other things:

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

·                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our preclinical and clinical product candidates;

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

Forward-looking statements are statements other than historical facts and often address future events and our future performance. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “envisions,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors.  We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious medical conditions, including stress urinary incontinence and prostate cancer. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI, and Duchenne muscular dystrophy, or DMD.  In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

Business Highlights

Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 25 completed or ongoing clinical trials, including in seven Phase 2 and two Phase 3 clinical trials, enrolling over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this class of compounds.

In 2016, we initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of SUI.  In this ongoing Phase 2 proof-of-concept clinical trial, enobosarm 3 mg is being assessed as a potential treatment for post-menopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the average number of SUI episodes per day on the 3-day voiding diary at 12 weeks, compared to baseline. In the third quarter of 2017, we announced top-line clinical trial results from this trial demonstrating that a daily dose of enobosarm 3 mg substantially improved SUI in women, as well as related quality of life measurements. In this open-label clinical trial, a total of 19 post-menopausal women were enrolled by three clinical sites to receive enobosarm treatment.  Of the 18 evaluable patients completing the required 12 weeks of daily treatment, all saw a clinically meaningful reduction (50 percent or greater) in stress leaks per day, compared to baseline.  Additionally, data from the 18 evaluable patients completing treatment showed a mean decrease in stress leaks per day of 81 percent overall (5.17 mean leaks/day at baseline to 1.0 mean leaks/day at 12 weeks).  Patients are being followed for an additional 28 weeks post-treatment to assess the durability of treatment effect.  Durability of response for patients who completed the 28-week observation phase has resulted in a 41 to 100 percent reduction in stress leaks/day from baseline (N=6).  For those patients who have not completed the 28-week observation phase, the durability of response, measured beginning 4 weeks post dosing, continues to be sustained.  There were no serious adverse events reported and reported adverse events were minimal and included headaches, nausea, fatigue, hot flashes, insomnia, muscle weakness and acne. Mild transient elevations in liver enzymes were observed, as well as reductions in total cholesterol, LDL, HDL and triglycerides.

Based on the results from our enobosarm Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, in the third quarter of 2017 we initiated a randomized, placebo-controlled enobosarm Phase 2 clinical trial to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment. The trial will evaluate the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in approximately 400 postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the percentage of patients with at least a 50 percent reduction in mean leaks/day, compared to baseline. We anticipate top-line data from this trial to be available by the end of 2018.

In 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC.  This clinical trial was conducted utilizing a Simon’s two-stage trial design whereby if at least 2 of the first

21 patients achieved clinical benefit, the trial was designed to enroll the second stage, which would result in enrolling 41 evaluable patients in the clinical trial.  During the third quarter of 2017, we completed our review of the data from the first stage of the clinical trial.  While our review of the data did not raise any safety concerns, it did confirm that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial and we are in the process of closing down the clinical trial.

We also commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor, or ER, positive and AR positive.  We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort with 9 patients achieving a clinical benefit response (CBR), defined as a complete response, partial response, or stable disease, among the first 22 evaluable patients in that cohort.  In November 2017, we announced that in the 9 mg cohort, a total of 14 patients achieved a CBR following 24 weeks of treatment and 4 remain on study.  We also announced in November of 2017 that the 18 mg cohort achieved the pre-specified primary efficacy endpoint as 12 patients achieved a CBR at 24 weeks, with 3 patients remaining on study.  Both enobosarm 9 mg and 18 mg appear to be safe and generally well tolerated.  Although both the 9 mg and 18 mg cohorts met the primary efficacy endpoint in the Phase 2 clinical trial, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we have decided that the time and cost of conducting the necessary clinical trials for approval in this indication do not warrant further development of enobosarm in this indication at this time.

We have also evaluated several SARM compounds in preclinical models of DMD where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.  We are actively seeking potential collaboration partners to further develop a SARM for the treatment of DMD.

With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Our evaluation of the SARD program is at an early stage.  We have ongoing mechanistic preclinical studies to select the most appropriate compound to potentially move into a first-in-human clinical trial.

Our ability to pursue the continued development of SARMs and our SARD program is contingent upon our ability to obtain additional funding.  Accordingly, we are actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of all of our preclinical and clinical product candidates. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties on acceptable terms, or at all.  If we are unsuccessful in establishing such arrangements and we are otherwise unable to raise substantial additional capital, we will likely need to alter, delay or abandon our product candidate development plans.

Financial Highlights

Our net loss for the nine months ended September 30, 2017 was $21.2 million.  We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We do not expect that any of our product candidates, including enobosarm, will receive any regulatory approvals for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At September 30, 2017, we had cash, cash equivalents and short-term investments of $53.6 million compared to $21.9 million at December 31, 2016.  On September 29, 2017, we completed a private placement of units consisting of an aggregate of 5,483,320 shares of common stock and warrants to purchase an aggregate of 3,289,988 shares of our common stock for net proceeds to us of approximately $45.6 million.  On October 14, 2016, we completed a registered direct offering of our common stock, in which we sold 1.7 million shares of our common stock for net proceeds to us of approximately $13.7 million.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.  In any event, if we decide to undertake any further development of our SARMs or SARD technology beyond our ongoing clinical trials of enobosarm and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  We do not have any commitments for future external funding.   Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. If we are unable to raise additional funds when needed, we may need to reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

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

We expect that our research and development expenses for fiscal year 2017 will increase as compared to fiscal year 2016 primarily due to our ongoing Phase 2 clinical trials of enobosarm for the treatment of postmenopausal women with SUI.

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

Currently enrolling a placebo-controlled Phase 2 clinical trial of enobosarm (1 mg and 3 mg) to treat postmenopausal women with SUI.

Conducting an ongoing Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm (3 mg) in postmenopausal women with SUI.

Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2

Conducting an ongoing Phase 2 open-label clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive. Achieved primary efficacy endpoint in both the 9 mg and 18 mg cohorts.

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2

Currently closing down the Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC as there were insufficient patients achieving clinical benefit from enobosarm treatment to continue the trial.

SARMs
Treatment of DMD	SARM	Preclinical	Preclinical research being evaluated by potential collaboration partners for the treatment of DMD.

SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Preclinical studies are ongoing to select the most appropriate compound to potentially move into a first-in-human clinical trial.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development expenses	$368	$391	$782	$1,054
General and administrative expenses	576	461	1,567	1,356
Total share-based compensation	$944	$852	$2,349	$2,410

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended September 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $41,000 and $33,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the nine months ended September 30, 2017 and 2016 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $124,000 and $92,000, respectively.  At September 30, 2017, the total compensation cost related to non-vested stock options not yet recognized was approximately $5.8 million with a weighted average expense recognition period of 3.68 years. At September 30, 2017, the total compensation cost related to non-vested RSUs not yet recognized was approximately $612,000 with a weighted average expense recognition period of less than one year.

Results of Operations

Three and Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended September 30,		Nine Months Ended September 30,
Proposed Candidate / Proposed Indication	Program	2017	2016	2017	2016
		(in thousands)
Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$3,594	$296	$5,877	$834

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	1,129	2,063	4,486	5,404

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	545	1,352	2,172	4,024

Other research and development		646	903	2,020	2,381

Total research and development expenses		$5,914	$4,614	$14,555	$12,643

Research and development expenses increased to $5.9 million for the three months ended September 30, 2017 from $4.6 million for the three months ended September 30, 2016.  Research and development expenses increased to $14.6 million for the nine months ended September 30, 2017 from $12.6 million for the nine months ended September 30, 2016.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI increased for both the three and nine months ended September 30, 2017 from the prior year comparable periods due to the initiation of a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, which opened for enrollment in the third quarter of 2017, and expenses related to the Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016.

Research and development expenses for enobosarm for the treatment of women with ER positive and AR positive advanced breast cancer decreased for the three and nine months ended September 30, 2017 from the prior year comparable periods due primarily to the timing and nature of activities related to conducting the Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication.  The clinical trial commenced enrollment during the third quarter of 2015 and completed enrollment in the first quarter of 2017.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased for both the three and nine months ended September 30, 2017 from the prior year comparable periods due to the timing and nature of activities related to conducting the first stage of the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015.  During the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial and we are in the process of closing down the clinical trial.

“Other research and development” expenses for the three and nine months ended September 30, 2017 decreased from the prior year period primarily due to a decrease in expenses related to our completed Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC that was completed in 2016.  During 2016, we determined to discontinue further development of GTx-758.

General and Administrative Expenses

General and administrative expenses increased to $2.6 million for the three months ended September 30, 2017 from $2.3 million for the three months ended September 30, 2016.  General and administrative expenses increased to $6.7 million for the nine months ended September 30, 2017 from $6.4 million for the nine months ended September 30, 2016. The increase in both the three and nine months ended September 30, 2017 from the prior periods was primarily due to increased personnel related costs and increased investor relations expenses.

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

Liquidity and Capital Resources

At September 30, 2017, we had cash, cash equivalents and short-term investments of $53.6 million compared to $21.9 million at December 31, 2016.  Net cash used in operating activities was $13.7 million and $15.5 million for the nine months ended September 30, 2017 and 2016, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2017 and resulted primarily from the maturities of short-term investments of $24.2 million offset by the purchase of short-term investments of $11.4 million.  Net cash provided by investing activities was $9.9 million for the nine months ended September 30, 2016 and resulted primarily from the maturities of short-term investments of $32.4 million offset by the purchase of short-term investments of $22.4 million.

Net cash provided by financing activities was $45.5 million for the nine months ended September 30, 2017 reflects proceeds from the issuance of common stock and warrants in our September 2017 private placement, partially offset by $156,000 of tax payments related to shares withheld for vested restricted stock units.  Net cash used in financing activities for the nine months ended September 30, 2016 was $210,000 for tax payments related to shares withheld for vested restricted stock units.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.  In any event, if we decide to undertake any further development of our SARMs or SARD technology beyond our ongoing clinical trials of enobosarm and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  We do not have any commitments for future external funding.   Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. If we are unable to raise additional funds when needed, we may need to reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs through potential future collaborative, partnering or other strategic relationships, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2017. There were no material changes during the nine months ended September 30, 2017 from the contractual obligations previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017.

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

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of September 30, 2017, we had an accumulated deficit of $552.4 million. Our net loss for the nine months ended September 30, 2017 was $21.2 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and, if our development activities are successful, potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products.  While we recently announced our Phase 2 clinical trial of enobosarm to treat women with ER positive, AR positive advanced breast cancer achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we decided that the time and cost of conducting the necessary clinical trials for approval in this indication do not warrant further development of enobosarm in this indication at this time.  Accordingly, our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI.  However, the development of enobosarm for the treatment of postmenopausal women with SUI is at an early stage, is subject to the substantial risk of failure inherent in the development of early-stage product candidates, and will require significant additional financial resources and personnel in order for such development to continue.  With regard to our remaining programs, our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology, and our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, will in each case require significant additional financial resources and personnel to continue our development of these programs. Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our preclinical or clinical product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we and/or any potential collaborators are unable to develop and commercialize our SARMs or SARD technology, if development is further delayed or is eliminated, or if sales revenue from any SARM or SARD products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We will need to raise substantial additional capital and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and could cause us to discontinue our operations. *

We will need to raise substantial additional capital to:

·                  fund our operations and conduct clinical trials;

·                  continue our research and development;

·                  seek regulatory approval for our product candidates; and

·                  commercialize our product candidates, if any such product candidates receive regulatory approval for commercial sale.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months.  We have based this estimate on our current business plan and assumptions that may prove to be wrong.  We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Also, our clinical trials may continue to encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.  In any event, if we decide to undertake any further development of our SARMs or SARD technology beyond our ongoing clinical trials of enobosarm and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future.  We do not have any commitments for future external funding.   Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings, or a combination of the foregoing. If we are unable to raise additional funds when needed, we may need to reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs through potential future collaborative, partnering or other strategic relationships, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.*

Our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with SUI.  We are evaluating enobosarm for the treatment of postmenopausal women with SUI in two ongoing Phase 2 clinical trials.  Even if our ongoing clinical trials are successful, we will still need to conduct costly and time-consuming additional clinical trials of enobosarm to determine whether enobosarm is an effective treatment for postmenopausal women with SUI.

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment. Similarly, the fact that we reported positive top-line data from our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI does not ensure that our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment will be successful. For example, even though we reported positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose advanced breast cancer is both ER positive and AR positive, we determined during the third quarter of 2017 that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Accordingly, we are in the process of closing down this Phase 2 proof-of-concept clinical trial. Additionally, we have since decided not to pursue additional clinical development of enobosarm to treat women with ER positive, AR positive advanced breast cancer after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for approval, even though we recently announced our Phase 2 clinical trial of enobosarm in this indication achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts of the clinical trial.  A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of postmenopausal women with SUI, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

Our evaluation of our SARD program is at an early stage and to initiate and complete initial human clinical trials, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for DMD is at a very early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to enter into new collaborative arrangements or other strategic transactions with third parties for any such further development or to otherwise obtain additional substantial additional funding for such development.

Accordingly, our current strategy and prospects are substantially dependent on the successful development of enobosarm for the treatment of postmenopausal women with SUI.

We and any potential collaborators will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  In this regard, from time to time, we have and may in the future publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

Typically, the failure rate for development candidates is high.  If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, during the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC. Accordingly, we are in the process of closing down this clinical trial. Additionally, we have since decided not to pursue additional clinical development of enobosarm to treat women with ER positive, AR positive advanced breast cancer after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for approval, even though we recently announced our Phase 2 clinical trial of enobosarm in this indication achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts of the clinical trial.  In addition, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA.

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

·                  registration or enrollment in clinical trials may be slower than we anticipate resulting in significant delays, additional costs and/or study terminations;

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

If we or any potential collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups.  Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm.  Lower levels of HDL could lead to increased risk of adverse cardiovascular events. Mild transient elevations in liver enzymes were observed, as well as reductions in total cholesterol, low-density lipoproteins, or LDL, HDL and triglycerides, in our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.   In addition, in our Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage, a serious adverse event, or SAE, was assessed as possibly related to enobosarm.  Although doses up to 30 mg have been evaluated in short duration studies, doses of 1 mg, 3 mg, 9 mg and 18 mg currently being tested in our ongoing longer duration Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs, including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates and to provide funding for such activities. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our product candidates on acceptable terms, or at all.  In addition, we are unable to predict when, if ever, we will enter into any additional collaborative, partnering or other such strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements, and we have otherwise been unsuccessful, for many years, in our efforts to establish such arrangements. If we are unable to negotiate new collaborative, partnering or other strategic arrangements with third parties for the further development of our product candidates, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative, partnering or other strategic arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for any such further development.  Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding.  In addition, our evaluation of SARMs as a potential treatment for DMD is at an early stage, and our ability to meaningfully advance development of SARMs as a potential treatment for DMD is subject to our ability to obtain additional funding, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for any such further development.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our product candidates, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Additionally, there can be no assurance that the FDA will determine that the data from our ongoing or potential future clinical trials of enobosarm for the treatment of postmenopausal women with SUI will be sufficient for approval of enobosarm in any indications.  For example, we may observe an unacceptable incidence of adverse events in our ongoing or potential future clinical trials of enobosarm, which could require us to abandon the development of enobosarm.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit,

or prevent regulatory approval of a product candidate.  Even if we submit an application to the FDA, the EMA and other foreign regulatory authorities for marketing approval of a product candidate, it may not result in any marketing approvals.

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation”  under Part 1, Item 1 of our Annual Report on Form 10-K, filed with the SEC on March 24, 2017, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

Some of the provisions of the Healthcare Reform Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Healthcare Reform Act. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, the U.S. House of Representatives passed Healthcare Reform Act replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the Healthcare Reform Act.  Although none of these measures have been enacted, Congress may consider other legislation to repeal or replace certain elements of the Healthcare Reform Act. On October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the Healthcare Reform Act. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Healthcare Reform Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Healthcare Reform Act. While Congress is considering legislation to appropriate funds for CSR payments the future of that legislation is uncertain.  We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal and replacement has on our business.  This legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

Health care reform measures could hinder or prevent our product candidates’ commercial success.*

Among policy makers and payors in the United States and elsewhere, there is significant interest in health care reform, as evidenced by the initial enactment of, as well as the efforts to repeal and replace the Healthcare Reform Act in the United States.  Aside from the possible repeal and replacement of the Healthcare Reform Act, federal and state legislatures within the United States and foreign governments will likely continue to consider changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere.  For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several U.S. Congressional inquiries and legislative and administrative initiatives at the federal and state levels intended to, among other things, bring more transparency to drug pricing and modify government program reimbursement for drugs. We cannot predict what health care reform initiatives may be adopted in the future.  Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  We are currently focused on the development of enobosarm for the treatment of postmenopausal women with SUI. There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral agents approved for the treatment of SUI.  Behavioral modification and pelvic floor physical therapy are common initial treatment approaches.  Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed.  Recently, an over-the-counter vaginal pessary (Impressa® marketed by Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI.  Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

We are also exploring the potential of SARMs to treat DMD.  DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body.  A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD.  These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved.  The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (which recently received FDA approval) and DS-1541b, by Daiichi Sankyo Co in a Phase 2 clinical trial.  Deflazacort, a glucocorticoid, recently received FDA approval, which was recently acquired from Marathon by PTC Therapeutics.  Santhera Pharmaceuticals has completed a Phase 3 trial with a synthetic analog of coenzyme Q10, idebenone.  Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint.  Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial.  Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2 trial ongoing.  Italfarmco S.p.A. has a Phase 3 trial ongoing with givinostat, an HDAC inhibitor.  Summit Therapeutics PLC has initiated a Phase 2 trial with ezutromid, an utrophin upregulator.  Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol.  In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM.  Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide.  Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor.  Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor.  ReveraGen Biopharma Inc. has initiated a Phase 2 trial in DMD with VPB 15, a novel glucocorticoid.  Capricor Therapeutics has an ongoing Phase 1/2 trial with CAP 1002, cardiosphere derived cells.

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-330, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer and Androscience Corporation’s androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. recently completed a Phase 1 study with EPI-506, an AR antagonist that targets the N-terminal domain of the AR, and has plans to develop a second generation agent.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC.  Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) which has recently had an NDA submitted to the FDA for the treatment of men with non-metastatic castrate-resistant prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Another target in prostate cancer that is being pursued by several companies is bromodomain inhibition.  Zenith Epigenetics, Gilead Sciences Inc. and GlaxoSmithKline are evaluating BET inhibitors in Phase 1-2 trials.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 26 employees remained as employees of GTx as of September 30, 2017.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We will need to hire additional employees in order to grow our business. Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*

As of September 30, 2017, we had only 26 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

Future growth, if any, will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing sale price for our common stock has varied between a high of $9.50 on November 18, 2016 and a low of $2.92 on June 7, 2017 in the twelve-month period ended September 30, 2017 (such prices as adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016, or the Reverse Stock Split). The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

·                  new or continued delays in the initiation, enrollment and/or completion of our ongoing and any future clinical trials of enobosarm, or negative, inconclusive or mixed results reported in any of our ongoing and any future clinical trials of enobosarm;

·                  our ability to raise additional capital to carry through with our preclinical and clinical development plans, as well as our current and future operations, and the terms of any related financing arrangements;

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

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of the Healthcare Reform Act or greater restrictions on free trade stemming from Trump Administration policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations may adversely affect the trading price of our common stock.

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

As of September 30, 2017, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 66.2% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 33.2% of our outstanding common stock as well as warrants to purchase up to an additional 3.2 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The NASDAQ Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations would be substantially impaired.

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 23, 2015, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Bid Price Requirement.  On June 21, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until December 19, 2016, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on June 20, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split prior to December 19, 2016, if necessary. On December 5, 2016, we effected the Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid Price Requirement, which compliance was regained on December 20, 2016.  However, there can be no assurance that the market price of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. In any event, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders’ equity or market values of our common stock, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations would be substantially impaired.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.  We completed a study through December 31, 2014 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through December 31, 2016. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination.  In any event, our 2016 and 2017 equity offerings, future equity offerings and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation.  If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended September 30, 2017, the average daily trading volume of our common stock on The NASDAQ Capital Market was only 73,142 shares (as adjusted to give effect to the Reverse Stock Split). As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2017, we had 21,541,909 shares of common stock outstanding.  In addition, as a result of the low trading volume of our common stock, which was exacerbated by the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

In September 2017, we completed a private placement of 5.5 million shares of our common stock and warrants to purchase 3.3 million shares of our common stock. In November 2014, we completed a private placement of 6.4 million shares of our common stock and warrants to purchase 6.4 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). Similarly, in March 2014 we completed a private placement of 1.2 million shares of our common stock and warrants to purchase 1.0 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). Pursuant to the terms of the registration rights or securities purchase agreements we entered into in connection with these private placements, we have filed registration statements under the Securities Act registering the resale of an aggregate of approximately 23.8 million shares of common stock that we issued to, or are issuable upon the exercise of warrants that we issued to, the investors in these private placements, which investors include our largest stockholders.  Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 790,000 shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

ITEM 6.                                                EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015

3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016

3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	5/10/2016

4.10	Form of Warrant issued on September 29, 2017 by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchases identified in Exhibit A therein	S-3	333-221040	4.9	10/20/2017

10.1	Loan Agreement, dated as of August 10, 2017, by and among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation and form of Promissory Note	10-Q	000-50549	10.1	08/14/2017
10.2	Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	8-K	000-50549	10.1	09/29/2017

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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

GTx, Inc.

Date: November 14, 2017	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)