Form 10-K
period 2017-12-31
GTX INC /DE/
filed 2018-03-13
CIK 1260990

Use these links to rapidly review the document

GTx, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of common stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock on June 30, 2017 as reported on The Nasdaq Capital Market was $32,840,845.

         There were 21,855,111 shares of registrant's common stock issued and outstanding as of March 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  our projected operating and financial performance; and

  •
  our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.

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

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

        On December 5, 2016, we effected a one-for-ten reverse stock split of our outstanding common stock, or the Reverse Stock Split. The primary purpose of the Reverse Stock Split was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, which compliance was regained on December 20, 2016. At the effective time of the Reverse Stock Split, every ten shares of our issued and outstanding common stock was automatically combined and reclassified into one issued and outstanding share of common stock. No fractional shares of our common stock were issued in the Reverse Stock Split, but in lieu thereof, each holder of our common stock who would otherwise have been entitled to a fraction of a share of our common stock in the Reverse Stock Split received a cash payment. In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by GTx and outstanding immediately prior to the effective time of the Reverse Stock Split, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Reverse Stock Split was reduced proportionately. Unless otherwise noted, all share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to give effect to the Reverse Stock Split.

 PART I

ITEM 1.              BUSINESS

Overview

        We are a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions, including stress urinary incontinence and prostate cancer. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI. In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

Business Highlights

        Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 25 completed or ongoing clinical trials, including in seven Phase 2 and two Phase 3 clinical trials. These trials, excluding the current placebo-controlled Phase 2 clinical trial of enobosarm for the treatment of SUI, have enrolled over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this class of compounds.

        In 2016, we initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. In this ongoing Phase 2 proof-of-concept clinical trial, enobosarm 3 mg is being assessed as a potential treatment for postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the average number of SUI episodes per day on the 3-day voiding diary at 12 weeks, compared to baseline.

        In the third quarter of 2017, we announced top-line clinical trial results from this proof-of-concept clinical trial demonstrating that a daily dose of enobosarm 3 mg substantially improved SUI in women, as well as related quality of life measurements. In this open-label clinical trial, a total of 19 postmenopausal women were enrolled by three clinical sites to receive enobosarm treatment. Of the 18 evaluable patients completing the required 12 weeks of daily treatment, all saw a clinically meaningful reduction (50 percent or greater) in stress leaks per day, compared to baseline. Additionally, data from the 18 evaluable patients completing treatment showed a mean decrease in stress leaks per day of 81 percent overall (5.17 mean leaks/day at baseline to 1.0 mean leaks/day at 12 weeks). Patients are being followed for up to an additional seven months post-treatment to assess the durability of treatment effect. Further, women reported improved quality of life measurements at 12 weeks of treatment in various instruments collected in the clinical trial.

        In March 2018, we announced updated results from this proof-of-concept clinical trial noting that to date, no patient, including 9 patients who have reached seven months post-treatment, has returned to her baseline level of SUI episodes. Additionally, magnetic resonance imaging, or MRI, was used to quantitatively measure muscle in the pelvic floor of 17 women at 12 weeks compared to baseline. The results demonstrated a statistically significant increase in pelvic floor muscle thickness and urethral muscle diameter after enobosarm treatment and support the mechanism of action of enobosarm on the pelvic floor. Further, while all of the women in the trial had predominant SUI, 11 of the 18 women completing 12 weeks of treatment were determined to have both SUI and urge incontinence, or UI, at baseline, and these 11 women with mixed incontinence demonstrated a mean reduction in their UI episodes of approximately 68 percent. 9 of 11 women demonstrated a reduction in their number of UI leaks, compared to baseline, with 8 of 11 demonstrating a clinically meaningful reduction in their UI episodes per day of at least 50 percent.

        In this SUI proof-of-concept clinical trial, there were no serious adverse events reported and reported adverse events were minimal and included headaches, nausea, fatigue, hot flashes, insomnia, muscle weakness and acne. Mild transient elevations in liver enzymes that were within normal limits were observed, except for one patient with levels greater than 1.5 times the upper limit of normal which returned to normal following her 12-week treatment period. Reductions in total cholesterol, low-density lipoproteins, or LDL, high-density lipoproteins, or HDL, and triglycerides were also observed.

        Based on the results from our enobosarm Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, in the third quarter of 2017, we initiated a randomized, placebo-controlled Phase 2 clinical trial at over 60 clinical trial centers in the United States to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment. The trial will evaluate the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in approximately 400 postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is a comparison of the percentage of responders between each treatment arm and placebo where a responder is defined as a patient with at least a 50 percent reduction in mean leaks per day at week 12 compared to baseline. We anticipate top-line data from this trial to be available in the second half of 2018.

        We commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor, or ER, positive and AR positive. We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort with 9 patients achieving a clinical benefit response (CBR), defined as a complete response, partial response, or stable disease, among the first 22 evaluable patients in that cohort. In November 2017, we announced that in the 9 mg cohort, a total of 14 patients achieved a CBR following 24 weeks of treatment. We also announced in November of 2017 that the 18 mg cohort achieved the pre-specified primary efficacy endpoint as 12 patients achieved a CBR at 24 weeks. Although both the 9 mg and 18 mg cohorts met the primary efficacy endpoint in the Phase 2 clinical trial, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we have decided that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant further development of enobosarm in this indication at this time.

        In 2015, we also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. This clinical trial was conducted utilizing a Simon's two-stage trial design whereby if at least 2 of the first 21 patients achieved clinical benefit, the trial was designed to enroll the second stage, which would result in enrolling 41 evaluable patients in the clinical trial. During the third quarter of 2017, we completed our review of the data from the first stage of the clinical trial. While our review of the data did not raise any safety concerns, it did confirm that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial, and we are in the process of closing down the clinical trial.

        We have also evaluated several SARM compounds in preclinical models of Duchenne muscular dystrophy, or DMD, where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness. In order to further the development of a SARM for the treatment of DMD, we will need to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

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

        A SARM is a small molecule that binds to and selectively modulates androgen receptors, the primary receptor to which testosterone binds. We believe that SARMs could be utilized in place of androgens for various medical conditions while avoiding the unwanted androgenic effects in the prostate in men or in the skin and hair in men and women. In previous studies, SARMs have been shown to decrease bone breakdown and increase muscle mass. Although no SARMs have been commercialized to date, we believe that SARMs, without the harmful side effects of testosterone or other exogenous anabolic steroid therapies, can potentially be developed to treat a range of medical conditions, including:

  •
  SUI, as well as mixed incontinence (SUI and UI);

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

Product Development Programs

        The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	Phase 2	Conducting an ongoing Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm (3 mg) in postmenopausal women with SUI. Top-line data announced in the third quarter of 2017; updated data announced in March 2018.

Currently enrolling a placebo-controlled Phase 2 clinical trial of enobosarm (1 mg and 3 mg) to treat postmenopausal women with SUI. Top-line data is expected to be available in the second half of 2018.
Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2	Conducting an ongoing Phase 2 open-label clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive. Achieved primary efficacy endpoint in both the 9 mg and 18 mg cohorts.
Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2	Currently closing down the Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC as there were insufficient patients achieving clinical benefit from enobosarm treatment to continue the trial.
SARMs
Treatment of DMD	SARM	Preclinical	Preclinical research has been conducted to assess the potential of a SARM to treat DMD.
SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Preclinical studies are ongoing to select the most appropriate compound to potentially move into a first-in-human clinical trial.

 SARMs

Enobosarm for the Potential Treatment of Postmenopausal Women with Stress Urinary Incontinence

        Scientific Overview.    SUI is the involuntary leakage of urine during activities such as coughing, laughing, sneezing, exercising or other movements that increase intra-abdominal pressure and thus increase pressure on the bladder. In women, physical changes resulting from pregnancy, childbirth, and menopause often contribute to stress incontinence predominantly through the weakening of the pelvic floor muscles. We view this as a unique opportunity given the enrichment of the pelvic floor muscles with androgen receptors and the demonstrated effects that our SARMs have on building muscle. We have completed a series of preclinical studies to determine the effect of some of our SARMs on pelvic floor muscle mass. These preclinical studies have shown that in ovariectomized mice (a model that simulates a postmenopausal condition), there were statistically significant increases in pelvic floor muscle mass, compared to control groups, indicating that SARMs may potentially provide a treatment option for postmenopausal women suffering from SUI.

        Potential Market.    SUI affects up to 35% of adult women. Currently, there are no orally available, effective treatment options for SUI in the United States. Treatment is limited to physical therapy to strengthen the pelvic floor muscles, surgery to help augment or support the pelvic floor muscles, bulking agents injected into the urethra of the bladder and implantable devices which aim to minimize the leakage of urine under stress. Other than physical therapy, each of these other treatment modalities is invasive with risks and complications. Accordingly, we believe there is an unmet medical need for new safe and effective therapies in this space.

        Clinical Trial.    In 2016, we initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. In this ongoing Phase 2 proof-of-concept clinical trial, enobosarm 3 mg is being assessed as a potential treatment for postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the average number of SUI episodes per day on the 3-day voiding diary at 12 weeks, compared to baseline. In the third quarter of 2017, we announced top-line clinical trial results from this trial demonstrating that a daily dose of enobosarm 3 mg substantially improved SUI in women, as well as related quality of life measurements. In this open-label clinical trial, a total of 19 postmenopausal women were enrolled by three clinical sites to receive enobosarm treatment. Of the 18 evaluable patients completing the required 12 weeks of daily treatment, all saw a clinically meaningful reduction (50 percent or greater) in stress leaks per day, compared to baseline. Additionally, data from the 18 evaluable patients completing treatment showed a mean decrease in stress leaks per day of 81 percent overall (5.17 mean leaks/day at baseline to 1.0 mean leaks/day at 12 weeks). Patients are being followed for up to an additional seven months post-treatment to assess the durability of treatment effect, and to date, no patient, including 9 patients who have reached seven months post-treatment, has returned to her baseline of SUI episodes. In addition, magnetic resonance imaging, or MRI, was used to quantitatively measure muscle in the pelvic floor of 17 women at 12 weeks from baseline. The results demonstrated a statistically significant increase in pelvic floor muscle thickness and urethral diameter after enobosarm treatment and support the mechanism of action of enobosarm on the pelvic floor. The trial results also suggest enobosarm may be effective in both SUI and UI. While all of the women in the trial had predominant SUI, 11 of the 18 women completing 12 weeks of treatment were determined to have both SUI and urge incontinence, or UI, at baseline, and these 11 women with mixed incontinence demonstrated a mean reduction in their UI episodes of approximately 68 percent. 9 of 11 women demonstrated a reduction in their number of UI leaks, compared to baseline, with 8 of 11 demonstrating a clinically meaningful reduction in their UI episodes per day of at least 50 percent. Additionally, women reported improved quality of life measurements at 12 weeks of treatment in various instruments collected in the clinical trial, including the Patient Global Impression of

Improvement (PGI-I), Urogenital Distress Inventory (UDI-6), Incontinence Impact Questionnaire (IIQ-7) and Female Sexual Function Index (FSFI).

        In this SUI proof-of concept clinical trial, there were no serious adverse events reported and reported adverse events were minimal and included headaches, nausea, fatigue, hot flashes, insomnia, muscle weakness and acne. Mild transient elevations in liver enzymes that were within normal limits were observed, except for one patient with levels greater than 1.5 times the upper limit of normal which returned to normal following her 12-week treatment period. Reductions in total cholesterol, LDL, HDL and triglycerides were also observed.

        Based on the results from our enobosarm Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, in the third quarter of 2017, we initiated a randomized, placebo-controlled Phase 2 clinical trial at over 60 clinical trial centers in the United States to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment. The trial will evaluate the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in approximately 400 postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is a comparison of the percentage of responders between each treatment arm and placebo where a responder is defined as a patient with at least a 50 percent reduction in mean leaks per day at week 12 compared to baseline. We anticipate top-line data from this trial to be available in the second half of 2018. Continued development of enobosarm in SUI apart from our ongoing Phase 2 placebo-controlled clinical trial would require us to obtain additional funding.

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

        Preclinical Development.    In our preclinical studies, we have observed the beneficial effects from SARMs in mice genetically altered to simulate DMD, compared to control groups. DMD mice were treated with three different SARM compounds, including enobosarm, and each cohort demonstrated increases in body weight, muscle mass, muscle performance (grip strength) and cardiac function compared to control groups. In order to further the development of a SARM for the treatment of DMD, we will need to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

SARDs

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

        Preclinical Development.    Our evaluation of the SARD program is at an early stage. We have ongoing mechanistic preclinical studies to select the most appropriate compound to potentially move into a first-in-human clinical trial. Our ability to pursue the continued development of our SARD program is contingent upon our ability to obtain additional funding. Accordingly, we are actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for further development of the SARD program.

Our Strategy

        Our objective is to discover, develop and commercialize medicines to treat serious and/or significant unmet medical conditions, including SUI and prostate cancer. Key elements of our strategy to achieve these objectives are to:

        Pursue Development of SARMs for SUI.    We are evaluating enobosarm for the treatment of SUI in a Phase 2 placebo-controlled clinical trial, which was initiated in the third quarter of 2017. We currently anticipate obtaining data from this clinical trial in the second half of 2018 to enable us to determine if continued development of enobosarm in SUI is warranted. Continued development of enobosarm in

SUI apart from our ongoing Phase 2 placebo-controlled clinical trial would require us to obtain additional funding.

        Continue Evaluation of SARD Program.    This class of assets is being evaluated as a potentially novel treatment for men with castration-resistant prostate cancer, including those who do not respond or are resistant to currently approved therapies. We are currently implementing an appropriate development program for SARDs and have ongoing mechanistic preclinical studies to select the most appropriate compound to potentially move into a first-in-human clinical trial. We will require additional funding to initiate and complete any further development of the SARD program.

        Pursue Partnering, Collaborative or Other Strategic Arrangements for the Continued Development of Our Product Candidates.    Our ability to pursue the continued development of SARMs and our SARD program is contingent upon our ability to obtain additional funding. Accordingly, our strategy includes selectively partnering, collaborating or entering into other strategic arrangements with pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates and to provide funding for such activities.

Licenses and Collaborative Relationships

        In addition to our internally-developed and discovered small molecules, we have established and intend to continue to pursue licenses from, partnering, and collaborative or other strategic relationships with academic institutions and with other pharmaceutical and biotechnology companies. While we currently have no ongoing collaborations for the development and commercialization of our product candidates, our strategy includes selectively partnering, collaborating or entering into other strategic arrangements with pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our product candidates and to provide funding for such activities.

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

SARMs

SARMs for the Potential Treatment of Postmenopausal Women with Stress Urinary Incontinence

        We are currently focused on the development of enobosarm for the treatment of postmenopausal women with SUI. There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral treatment options approved for the treatment of SUI in the United States. Behavioral modification and pelvic floor physical therapy are common initial treatment approaches. Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed. Recently, an over-the-counter vaginal pessary (Impressa® marketed by Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI. Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

SARMs for the Potential Treatment of Duchenne Muscular Dystrophy

        DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body. A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD. These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved. The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (FDA approved) and DS-1541b, by Daiichi Sankyo Co which is in a Phase 2 clinical trial. Deflazacort, a glucocorticoid by PTC Therapeutics, is FDA approved. Santhera Pharmaceuticals has initiated an expanded access program in the United States with its synthetic analog of coenzyme Q10, idebenone. Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint. Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2/3 trial ongoing. Italfarmco S.p.A. has a Phase 3 trial ongoing with givinostat, an HDAC inhibitor. Summit Therapeutics PLC has an ongoing Phase 2 trial with ezutromid, an utrophin upregulator. Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM. Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide. Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor. Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor. ReveraGen Biopharma Inc. has initiated a Phase 2 trial in DMD with VPB 15, a novel glucocorticoid. Capricor Therapeutics has an ongoing Phase 1/2 trial with CAP 1002, cardiosphere derived cells. Solid GT and Sarepta Therapeutics initiated Phase 1/2 trials with adenovirus based microdystrophin products in late 2017.

SARDs for the Potential Treatment of CRPC

        We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies. Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.'s

ARV-110, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer, and Androscience Corporation's androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. recently completed a Phase 1 study with EPI-506, an AR antagonist that targets the N-terminal domain of the AR, and has plans to develop a second generation agent. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC. Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) which has recently had an NDA submitted to the FDA for the treatment of men with non-metastatic castrate-resistant prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. Another target in prostate cancer that is being pursued by several companies is bromodomain inhibition. Zenith Epigenetics, Gilead Sciences Inc. and GlaxoSmithKline are evaluating BET inhibitors in Phase 1-2 trials.

Intellectual Property

        We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

        For enobosarm and our other SARM compounds, we have an exclusive license from UTRF under its issued patents and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy, and other European Union countries, as well as in certain other countries outside those regions, covering the composition of matter of the active pharmaceutical ingredient for pharmaceutical products, pharmaceutical compositions and methods of synthesizing the active pharmaceutical ingredients. We have also exclusively licensed from UTRF issued and pending patent applications in the United States, Canada, Australia, Japan, China and other countries in Asia, before the European Patent Office designating Germany, Great Britain, Spain, France, Italy and other European Union countries, as well as in certain other countries outside those regions, related to methods for treating muscle wasting disorders, including DMD and cancer cachexia, and for treating conditions such as SUI and fecal incontinence, as well as sarcopenia, and increasing muscle performance, muscle size and muscle strength and increasing the strength of or mass of a bone and for treating bone related disorders, including bone frailty and osteoporosis. Issued patents for enobosarm composition of matter that we licensed from UTRF and issued in the United States expire in 2024. Issued patents for composition of matter for our other SARM compounds in the United States will expire from 2021-2029, depending on the specific SARM compound. The issued patents outside of the United States for enobosarm expire in 2025, and with respect to other SARM compounds, expire in 2023 and 2027, depending on the specific SARM compound. We have pending patent applications directed to composition of matter and methods of use for our other SARM compounds that, if issued, would expire in the United States and in countries outside the United States in 2027. We have issued patents in the United States, and issued patents and pending applications in countries outside the United States for enobosarm and certain other SARM compounds as a feed composition for animals. The patents in the United States will expire in 2025. Issued patents outside the United States, and patent applications, if issued, which are pending outside the United States, will expire in 2027 or 2031 depending on the country. Patent applications which are pending in the United States and outside the United States using SARMs for SUI and pelvic floor disorders will expire in 2035, if the patents are issued. Our issued patent in the United States using enobosarm for DMD will expire in 2021. Our issued patent in the United States using other SARMs for DMD will expire in 2024. Patent applications, if issued, which are pending in the United States, using other SARMs for DMD will expire in 2024 or 2027 depending on the SARM.

        We have our own issued patents and pending patent applications in the United States, Canada, Australia, Europe, Japan, China and other countries in Asia, as well as in certain other countries outside those regions, related to solid forms of enobosarm. Issued patents covering solid forms of enobosarm in the United States will expire in 2029. Issued patents and pending patent applications, if issued, in countries outside of the United States will expire in 2028. We have our own pending patent applications and issued patents in the United States and in Europe, Canada, Australia, Japan, China and other countries in Asia related to methods of treating breast cancer using our SARM compounds. Such patents and patent applications, if issued, would expire in 2033 in the United States and outside of the United States. We have issued patents in the United States directed to androgen receptor positive breast cancer in general, various categories of estrogen receptor and androgen receptor positive breast cancer, as well as triple negative breast cancer.

        For our SARD compounds and methods of use thereof, we have filed certain patent applications and are the exclusive licensee of worldwide rights for the SARD technology under a license agreement with UTRF executed in 2015. Thus far we have only three issued patents all in the United States. The patents and patent applications (if are issued) will expire between 2036 and 2037.

        We cannot be certain that any of our pending patent applications, or those of UTRF, will result in issued patents. In addition, because the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions, the patents we own and license, or any further patents we may own or license, may not prevent other companies from developing similar or therapeutically equivalent products. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. We cannot be assured that our patents will not be challenged by third parties or that we will be successful in any defense we undertake. Failure to successfully defend a patent challenge could materially and adversely affect our business.

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

Pharmaceutical Pricing and Reimbursement

        We currently have no marketed products. In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government authorities or programs, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors may also control access to, or manage utilization of, our products with various utilization management techniques, such as requiring prior authorization for coverage of our products.

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

        Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Oral drugs may be covered under Medicare Part D. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Since 2011, manufacturers with marketed brand name drugs have been required to provide a 50% discount the negotiated price for on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits, and, beginning in 2019, that discount will increase to 70%.

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

        The United States and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act ("Healthcare Reform Act") which includes changes to the coverage and reimbursement of drug products under government health care programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. The Trump administration may also take executive action in the absence of legislative action. For example, in October 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Actions by the administration are widely expected to lead to fewer Americans having more comprehensive health insurance compliant with the Healthcare Reform Act, even in the absence of a legislative repeal. Tax reform legislation was also enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called "individual mandate"). In a November, 2017 report, the

Congressional Budget Office estimates that the elimination will increase the number of uninsured by 4 million in 2019 and 13 million in 2027.

        Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale.

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

 Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. Our research and development expenses were $21.5 million for the year ended December 31, 2017, $17.2 million for the year ended December 31, 2016, and $13.6 million for the year ended December 31, 2015.

Employees

        As of December 31, 2017, we had 27 employees, 8 of whom were M.D.s, Pharm.D.s and/or Ph.D.s. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Available Information

        We were originally incorporated under the name Genotherapeutics, Inc. in Tennessee in September 1997. We changed our name to GTx, Inc. in 2001, and we reincorporated in Delaware in 2003. Our principal executive office is located at 175 Toyota Plaza, 7th Floor, Memphis, TN 38103, and our telephone number is (901) 523-9700.

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

Management

        The following table sets forth information about our executive officers and other key clinical and regulatory officers as of March 7, 2018.

Name	Age	Position(s)
Executive Officers
Marc S. Hanover	55	Chief Executive Officer
Robert J. Wills, Ph.D	64	Executive Chairman
Henry P. Doggrell	69	Vice President, Chief Legal Officer and Secretary
Diane C. Young, M.D	61	Vice President, Chief Medical Officer
Jason T. Shackelford	42	Vice President, Finance and Accounting, and Principal Financial and Accounting Officer
Other Key Clinical and Regulatory Officers
Jeffrey G. Hesselberg	59	Vice President, Regulatory Affairs
Mary Ann Johnston, PharmD	46	Vice President, Clinical Development

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

        As of December 31, 2017, we had an accumulated deficit of $561.6 million. Our net loss for the year ended December 31, 2017 was $30.4 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and, if our development activities are successful, potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products. While we recently announced our Phase 2 clinical trial of enobosarm to treat women with ER positive, AR positive advanced breast cancer achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we decided that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant development of enobosarm in this indication at this time. Accordingly, our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI. However, the development of enobosarm for the treatment of postmenopausal women with SUI is at an early stage, is subject to the substantial risk of failure inherent in the development of early-stage product candidates, and will require significant additional financial resources and personnel in order for such development to continue. Our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology will require significant additional financial resources and personnel to continue our development of the program. Additionally, any further development of our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, is subject to our ability to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications. Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our preclinical or clinical product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

        Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Also, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, if we decide to undertake any further development of our SARMs or SARD technology beyond our ongoing clinical trials of enobosarm and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

        While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds when needed, we may need to reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

        To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities, including the issuance and sale of our common stock pursuant to our At-the-Market Equity OfferingSM Sales Agreement, or sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs through potential future collaborative, partnering or other strategic relationships, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that sufficient additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

         We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.

        Our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with SUI. We are evaluating enobosarm for the treatment of postmenopausal women with SUI in two ongoing Phase 2 clinical trials. Even if our ongoing clinical trials are successful, we will still need to conduct costly and time-consuming additional clinical trials of enobosarm to determine whether enobosarm is a safe and effective treatment for postmenopausal women with SUI.

        Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in the mean number of daily SUI episodes following 12 weeks of treatment. Similarly, the fact that we reported positive top-line data from our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI does not ensure that our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment will be successful. For example, even though we reported positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose advanced breast cancer is both ER positive and AR positive, we determined during the third quarter of 2017 that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Accordingly, we are in the process of closing down this Phase 2 proof-of-concept clinical trial. Additionally, we have since decided not to pursue additional clinical development of enobosarm to treat women with ER positive, AR positive advanced breast cancer after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for potential approval, even though we recently announced our Phase 2 clinical trial of enobosarm in this indication achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts of the clinical trial. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of postmenopausal women with SUI, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

        A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. Enobosarm 3 mg is also the subject of our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in the mean number of daily SUI episodes following 12 weeks of treatment. We announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the FDA. The failure of the POWER trials to meet the primary statistical criterion for the co-primary endpoints agreed upon with the FDA significantly depressed our stock price and has harmed our future prospects.

        Our evaluation of our SARD program is at an early stage and to initiate and complete initial human clinical trials, we will require additional funding. In addition, any further development of SARMs as a potential treatment for DMD is subject to our ability to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

        Accordingly, our current strategy and prospects are substantially dependent on the successful development of enobosarm for the treatment of postmenopausal women with SUI. If we are unable to successfully further the development of and obtain regulatory approval of enobosarm for the treatment of postmenopausal women with SUI, and to obtain the necessary funding to do so, our prospects would be significantly harmed and we might need to cease operations.

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

        Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate. For example, during the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC. Accordingly, we are in the process of closing down this clinical trial. Additionally, we have since decided not to pursue additional clinical development of enobosarm to treat women with ER positive, AR positive advanced breast cancer after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for potential approval, even though we recently announced our Phase 2 clinical trial of enobosarm in this indication achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts of the clinical trial. In addition, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA.

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

        In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm. Lower levels of HDL could lead to increased risk of adverse cardiovascular events. Mild transient elevations in liver enzymes that were within normal limits were observed in our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI, except for one patient with levels greater than 1.5 times the upper limit of normal which returned to normal following her 12-week treatment period. Reductions in total cholesterol, low-density lipoproteins, or LDL, HDL and triglycerides were also observed. In addition, in our Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage, a serious adverse event, or SAE, was assessed as possibly related to enobosarm. Although doses up to 30 mg have been evaluated in short duration studies, doses of 1 mg,

3 mg, 9 mg and 18 mg currently being tested in our ongoing longer duration Phase 2 clinical trials may increase the risk or incidence of known potential side effects of SARMs, including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.

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

        Our strategy includes selectively partnering, collaborating, or entering into other strategic arrangements with other pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of our product candidates and to provide funding for such activities. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our product candidates on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative, partnering or other such strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements, and we have otherwise been unsuccessful, for many years, in our efforts to establish such arrangements. If we are unable to negotiate new collaborative, partnering or other strategic arrangements with third parties for the further development of our product candidates, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative, partnering or other strategic arrangements with third parties or other financing alternatives. In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for any such further development. Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding. In addition, any further development of SARMs as a potential treatment for DMD is subject to our ability to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications. There can be no assurances that we will be successful in obtaining additional funding in any event. If we are not able to raise substantial additional capital, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our product candidates, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

        Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries, including the European Medicines Agency, or EMA. Failure to obtain regulatory approval for a product candidate will prevent us or any potential collaborator from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction, and we do not expect to obtain FDA, EMA or any other regulatory approvals to market any of our product candidates for the foreseeable future, if at all. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

        The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our NDA for toremifene 80 mg to reduce fractures in men with prostate cancer on ADT notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as other toremifene-based products. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the EMA seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we determined that the data from the POWER trials was not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we elected not to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, the FDA would not accept a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.

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

        We do not expect to receive regulatory approval for the commercial sale of any of our product candidates for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled "Business — Government Regulation" under Part 1, Item 1 of this Annual Report on Form 10-K, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

        Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients. Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all). In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Healthcare Reform Act. The Healthcare Reform Act, among other initiatives, implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in drug rebates manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care and a requirement that manufacturers provide a 50% discount on the negotiated price of Medicare Part D brand name drugs utilized by Medicare Part D beneficiaries during the coverage gap (so-called "donut hole").

        Some of the provisions of the Healthcare Reform Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Healthcare Reform Act. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, the U.S. House of Representatives passed Healthcare Reform Act replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the Healthcare Reform Act. Although none of these measures have been enacted, Congress may consider other legislation to repeal or replace certain elements of the Healthcare Reform Act. On October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the Healthcare Reform Act. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Healthcare Reform Act had not received necessary appropriations from Congress. President Trump subsequently discontinued these payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Healthcare Reform Act. Tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019. We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal and replacement has on our business. This legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

        With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale. We are currently focused on the development of enobosarm for the treatment of postmenopausal women with SUI. There are a variety of treatments that may be used for SUI in women; however, currently, there are no available oral treatment options approved for the treatment of SUI in the United States. Behavioral modification and pelvic floor physical therapy are common initial treatment approaches. Bulking agents, including carbon coated beads (Durasphere® marketed by Coloplast Corp), calcium hydroxlapatite (Coaptite® marketed by BioForm Medical, Inc.) and silicon (Macroplastique® marketed by Cogentix Medical), can be injected into or around the urethra for treating intrinsic sphincter deficiency, a cause of SUI symptoms. Biologic bulking agents including patient-derived adipose stem cells and autologous muscle-derived stem cells (Cook Myosite) are being developed. Recently, an over-the-counter vaginal pessary (Impressa® marketed by Kimberly-Clark) has been approved for the temporary management of urine leakage in women with SUI. Finally, surgical procedures (e.g. sling; bladder neck suspension) have been demonstrated to be effective in some women.

        We have also explored the potential of SARMs to treat DMD. DMD is a rare genetic disorder which currently has no cure and leads to a progressive weakening of all the muscles in the body. A number of drugs are in various stages of development by pharmaceutical companies to meet the unmet medical need in DMD. These drugs may compete for patient enrollment during the clinical trial phase, should we be able to advance the development of SARMs as a potential treatment of DMD, or commercially if approved. The most advanced development is by those companies who are targeting the genetic mutation with exon skipping or codon blocking therapies including eteplirsen by Sarepta Therapeutics Inc. (FDA approved) and DS-1541b, by Daiichi Sankyo Co which is in a Phase 2 clinical trial. Deflazacort, a glucocorticoid by PTC Therapeutics, is FDA approved. Santhera Pharmaceuticals has initiated an expanded access program in the United States with its synthetic analog of coenzyme Q10, idebenone. Eli Lilly and Company completed a Phase 3 trial with tadalafil, a PDE5 inhibitor, although the study did not meet its primary endpoint. Pfizer Inc. is developing its anti-myostatin monoclonal antibody, PF-06252616, and is currently in a Phase 2 trial. Bristol Myers Squibb Company is developing BMS 986089, an anti-myostatin adnectin, and currently has a Phase 2/3 trial ongoing. Italfarmco S.p.A. has a Phase 3 trial ongoing with givinostat, an HDAC inhibitor. Summit Therapeutics PLC has an ongoing Phase 2 trial with ezutromid, an utrophin upregulator. Cardero Therapeutics Inc. is planning a Phase 2 trial with epicatechin, a flavanol. In addition, Akashi Therapeutics is developing two compounds for DMD, one of which is a SARM. Tarix Orphan is developing TXA127, an angiotensin 1-7 peptide. Fibrogen is developing FG-3019, a monoclonal antibody which inhibits connective tissue growth factor. Catabasis Pharmaceuticals Inc. is developing CAT-1004, an NF-KB inhibitor. ReveraGen Biopharma Inc. has initiated a Phase 2 trial in DMD with VPB 15, a novel glucocorticoid. Capricor Therapeutics has an ongoing Phase 1/2 trial with CAP 1002, cardiosphere derived cells. Solid GT and Sarepta Therapeutics initiated Phase 1/2 trials with adenovirus based microdystrophin products in late 2017.

        We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies. Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.'s ARV-110, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer, and Androscience Corporation's androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. recently completed a Phase 1 study with EPI-506, an AR antagonist that targets the N-terminal domain of the AR, and has plans to develop a second generation agent. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC. Similarly, Johnson & Johnson acquired Aragon Pharmaceuticals, Inc., which developed a second generation anti-androgen apalutamide (ARN-509) which has recently had an NDA submitted to the FDA for the treatment of men with non-metastatic castrate-resistant prostate cancer. Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival. Another target in prostate cancer that is being pursued by several companies is bromodomain inhibition. Zenith Epigenetics, Gilead Sciences Inc. and GlaxoSmithKline are evaluating BET inhibitors in Phase 1-2 trials.

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

Risks Related to Employees, Growth and Other Aspects of Our Operations

         Our internal computer and information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, or could otherwise face serious disruptions, which could result in a material disruption of our product development efforts.

        Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from our ongoing and potential future clinical trials involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential, proprietary or protected health information, we could be subject to significant legal and financial exposure and suffer reputation harm, and the development of our product candidates could be delayed. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause delays in our research and development work and could otherwise adversely affect our business.

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

        In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of

December 31, 2017. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees. In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

         We will need to hire additional employees in order to grow our business. Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

        As of December 31, 2017, we had only 27 employees, and we will need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

        Future growth, if any, will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

         Management transition creates uncertainties and could harm our business.

        We have in the past, and may again in the future, experience significant changes in executive leadership. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

         The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.

        The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the closing sale price for our common stock has varied between a high of $13.10 on December 18, 2017 and a low of $2.92 on June 7, 2017 in the twelve-month period ended December 31, 2017. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

  •
  sales of our common stock and other securities by us, including pursuant to our sales agreement with Stifel;

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

        As of December 31, 2017, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 66.2% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 33.2% of our outstanding common stock as well as warrants to purchase up to an additional 3.2 million shares of common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

         If we fail to meet continued listing standards of The Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations would be substantially impaired.

        Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on The Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 5, 2016, we effected the Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid Price Requirement, which compliance was regained on December 20, 2016. However, there can be no assurance that the market price of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. In any event, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders' equity or market values of our common stock, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations would be substantially impaired.

         Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        Our ability to use our federal and state net operating loss carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating loss carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating loss carryforwards. On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Reform Act. Under the Tax Reform Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Reform Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed a study through December 31, 2016 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through December 31, 2017. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination. In any event, our 2016 and 2017 equity offerings, future equity offerings, including pursuant to the sales agreement with Stifel, and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

        For the 12-month period ended December 31, 2017, the average daily trading volume of our common stock on The Nasdaq Capital Market was only 77,271 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of December 31, 2017, we had 21,541,909 shares of common stock outstanding. In addition, as a result of the low trading volume of our common stock, which was exacerbated by the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. Moreover, in February 2018, we entered into the sales agreement with Stifel under which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million through Stifel. Sales of our common stock under the sales agreement may be made in sales deemed to be an "at the market offering," including by means of ordinary brokers' transactions. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market, including pursuant to the sales agreement with Stifel, without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

        In September 2017, we completed a private placement of 5.5 million shares of our common stock and warrants to purchase 3.3 million shares of our common stock. In November 2014, we completed a private placement of 6.4 million shares of our common stock and warrants to purchase 6.4 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). Similarly, in March 2014 we completed a private placement of 1.2 million shares of our common stock and warrants to purchase 1.0 million shares of our common stock (as adjusted to give effect to the Reverse Stock Split). Pursuant to the terms of the registration rights or securities purchase agreements we entered into in connection with these private placements, we have filed registration statements under the Securities Act registering the resale of an aggregate of approximately 23.8 million shares of common stock that we issued to, or are issuable upon the exercise of warrants that we issued to, the investors in these private placements, which investors include our largest stockholders. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 785,000 shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

         The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

        On December 22, 2017, President Trump signed the Tax Reform Act into law, which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Reform Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new Tax Reform Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Reform Act. The impact of the Tax Reform Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.              PROPERTIES

        We sublease approximately 26,000 square feet of office space located at 175 Toyota Plaza, Memphis, Tennessee, under an operating lease which expires on April 30, 2019. We believe that our facilities are currently adequate to meet our needs.

ITEM 3.              LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

        Our common stock began trading on The Nasdaq Global Market under the symbol "GTXI" on February 3, 2004 and was transferred to The Nasdaq Capital Market on March 19, 2015. The following table presents, for the periods indicated, the high and low intraday sales prices per share of our common stock (as adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016) as reported on The Nasdaq Capital Market.

	2017		2016
	High	Low	High	Low
First Quarter	$6.23	$4.51	$8.00	$2.90
Second Quarter	6.31	2.73	8.00	5.00
Third Quarter	9.71	5.09	11.19	5.00
Fourth Quarter	13.35	7.50	9.90	5.14

        On March 7, 2018, the closing price of our common stock as reported on The Nasdaq Capital Market was $21.77 per share and there were approximately 79 holders of record of our common stock.

Performance Graph1

        Below is a line-graph presentation comparing cumulative stockholder returns on our common stock with a broad equity market index that includes companies whose equity securities are traded on the Nasdaq and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use The Nasdaq Composite Index (which tracks the aggregate price performance of equity securities of companies traded on Nasdaq Stock Market) and The Nasdaq Biotechnology Index (consisting of a group of approximately 197 companies in the biotechnology sector) for purposes of the performance comparison that appears below.

        The following graph shows the cumulative total stockholder return assuming the investment of $100.00 at the closing prices on December 31, 2012 on The Nasdaq Capital Market for: (1) our common stock; (2) The Nasdaq Composite Index and (3) The Nasdaq Biotechnology Index. All values assume reinvestment of the full amounts of all dividends. No dividends have been declared on our common stock. The closing sale price of our common stock on December 29, 2017 as reported on The Nasdaq Capital Market was $12.71.

        The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GTx Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

                *$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Expenses:
Research and development expenses	$21,467	$17,228	$13,607	$20,870	$32,318
General and administrative expenses	9,188	8,705	8,234	9,478	11,281

Total expenses	30,655	25,933	21,841	30,348	43,599

Loss from operations	(30,655)	(25,933)	(21,841)	(30,348)	(43,599)
Other income (expense), net	216	46	57	(259)	1,488
Gain (loss) on change in fair value of warrant liability (a)	—	8,163	3,081	(8,804)	—

Loss from operations before income taxes	(30,439)	(17,724)	(18,703)	(39,411)	(42,111)
Income tax benefit	—	—	—	—	—

Net loss	$(30,439)	$(17,724)	$(18,703)	$(39,411)	$(42,111)

Net loss per share — basic and diluted: (b)
Net loss per share — basic	$(1.75)	$(1.22)	$(1.33)	$(4.82)	$(6.68)

Net loss per share — diluted	$(1.75)	$(1.22)	$(1.47)	$(4.82)	$(6.68)

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (c)	$43,899	$21,869	$29,256	$49,295	$14,729
Working capital	38,102	19,687	1,717	17,359	10,604
Total assets	46,236	24,502	32,031	50,651	15,605
Accumulated deficit	(561,637)	(531,198)	(513,474)	(494,771)	(455,360)
Total stockholders' equity	38,261	19,891	1,859	17,829	10,684
(a)
The gain (loss) on the change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholders' Equity, for further information.

(b)
Net loss per share — basic and diluted disclosures have been adjusted to give effect to the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016.

(c)
Cash, cash equivalents and short-term investments for the year ended December 31, 2017 includes the net proceeds of $45.6 million received from the private placement of common stock and warrants completed in September 2017. Cash, cash equivalents and short-term investments for the year ended December 31, 2016 includes the net proceeds of $13.7 million received from the registered direct offering of common stock completed in October 2016. Cash, cash equivalents and short-term investments for the year ended December 31, 2014 includes the net proceeds of $21.1 million and $42.8 million received from the private placements of common stock and warrants completed in March and November 2014, respectively. See Note 6, Stockholders' Equity, for further information.

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

 Overview

Business Overview

        We are a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions, including stress urinary incontinence and prostate cancer. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence, or SUI. In 2015, we entered into an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, to develop its proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

Business Highlights

        Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 25 completed or ongoing clinical trials, including in seven Phase 2 and two Phase 3 clinical trials. These trials, excluding the current placebo-controlled Phase 2 clinical trial of enobosarm for the treatment of SUI, have enrolled over 1,700 subjects, of which approximately 1,200 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this class of compounds.

        In 2016, we initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. This is the first clinical trial to evaluate a SARM for the treatment of SUI. In this ongoing Phase 2 proof-of-concept clinical trial, enobosarm 3 mg is being assessed as a potential treatment for postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the average number of SUI episodes per day on the 3-day voiding diary at 12 weeks, compared to baseline.

        In the third quarter of 2017, we announced top-line clinical trial results from this proof-of-concept clinical trial demonstrating that a daily dose of enobosarm 3 mg substantially improved SUI in women, as well as related quality of life measurements. In this open-label clinical trial, a total of 19 postmenopausal women were enrolled by three clinical sites to receive enobosarm treatment. Of the 18 evaluable patients completing the required 12 weeks of daily treatment, all saw a clinically meaningful reduction (50 percent or greater) in stress leaks per day, compared to baseline. Additionally, data from the 18 evaluable patients completing treatment showed a mean decrease in stress leaks per day of 81 percent overall (5.17 mean leaks/day at baseline to 1.0 mean leaks/day at 12 weeks). Patients are being followed for up to an additional seven months post-treatment to assess the durability of treatment effect. Further, women reported improved quality of life measurements at 12 weeks of treatment in various instruments collected in the clinical trial.

        In March 2018, we announced updated results from this proof-of-concept clinical trial noting that to date, no patient, including 9 patients who have reached seven months post-treatment, has returned to her baseline level of SUI episodes. Additionally, magnetic resonance imaging, or MRI, was used to quantitatively measure muscle in the pelvic floor of 17 women at 12 weeks compared to baseline. The results demonstrated a statistically significant increase in pelvic floor muscle thickness and urethral muscle diameter after enobosarm treatment and support the mechanism of action of enobosarm on the pelvic floor. Further, while all of the women in the trial had predominant SUI, 11 of the 18 women completing 12 weeks of treatment were determined to have both SUI and urge incontinence, or UI, at baseline, and these 11 women with mixed incontinence demonstrated a mean reduction in their UI episodes of approximately 68 percent. 9 of 11 women demonstrated a reduction in their number of UI leaks, compared to baseline, with 8 of 11 demonstrating a clinically meaningful reduction in their UI episodes per day of at least 50 percent.

        In this SUI proof-of-concept clinical trial, there were no serious adverse events reported and reported adverse events were minimal and included headaches, nausea, fatigue, hot flashes, insomnia, muscle weakness and acne. Mild transient elevations in liver enzymes that were within normal limits were observed, except for one patient with levels greater than 1.5 times the upper limit of normal which returned to normal following her 12-week treatment period. Reductions in total cholesterol, low-density lipoproteins, or LDL, high-density lipoproteins, or HDL, and triglycerides were also observed.

        Based on the results from our enobosarm Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, in the third quarter of 2017, we initiated a randomized, placebo-controlled Phase 2 clinical trial at over 60 clinical trial centers in the United States to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment. The trial will evaluate the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in approximately 400 postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is a comparison of the percentage of responders between each treatment arm and placebo where a responder is defined as a patient with at least a 50 percent reduction in mean leaks per day at week 12 compared to baseline. We anticipate top-line data from this trial to be available in the second half of 2018.

        We commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor, or ER, positive and AR positive. We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort with 9 patients achieving a clinical benefit response (CBR), defined as a complete response, partial response, or stable disease, among the first 22 evaluable patients in that cohort. In November 2017, we announced that in the 9 mg cohort, a total of 14 patients achieved a CBR following 24 weeks of treatment. We also announced in November of 2017 that the 18 mg cohort achieved the pre-specified primary efficacy endpoint as 12 patients achieved a CBR at 24 weeks. Although both the 9 mg and 18 mg cohorts met the primary efficacy endpoint in the Phase 2 clinical trial, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we have decided that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant further development of enobosarm in this indication at this time.

        In 2015, we also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of an 18 mg dose of enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. This clinical trial was conducted utilizing a Simon's two-stage trial design whereby if at least 2 of the first 21 patients achieved clinical benefit, the trial was designed to enroll the second stage, which would result in enrolling 41 evaluable patients in the clinical trial. During the third quarter of 2017, we completed our review of the data from the first stage of the clinical trial. While our review of the data did not raise any safety concerns, it did confirm that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial, and we are in the process of closing down the clinical trial.

        We have also evaluated several SARM compounds in preclinical models of Duchenne muscular dystrophy, or DMD, where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness. In order to further the development of a SARM for the treatment of DMD, we will need to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

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

Financial Highlights

        Our net loss for the year ended December 31, 2017 was $30.4 million. We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities. We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012. We do not expect that any of our product candidates, including enobosarm, will receive any regulatory approvals for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

        At December 31, 2017, we had cash, cash equivalents and short-term investments of $43.9 million compared to $21.9 million at December 31, 2016. On September 29, 2017, we completed a private placement of units consisting of an aggregate of 5.5 million shares of common stock and warrants to purchase an aggregate of 3.3 million shares of our common stock for net proceeds to us of approximately $45.6 million. On October 14, 2016, we completed a registered direct offering of our common stock, in which we sold 1.7 million shares of our common stock for net proceeds to us of approximately $13.7 million.

        Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Also, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, if we decide to undertake any further development of our SARMs or SARD technology beyond our ongoing clinical trials of enobosarm and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

        While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds when needed, we may need to reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

Research and Development

        Since our inception in 1997, we have been focused on drug discovery and development programs. Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. We expect that our research and development expenses for fiscal year 2018 will increase as compared to fiscal year 2017 primarily due to our ongoing Phase 2 placebo-controlled clinical trial of enobosarm for the treatment of SUI.

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

General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries and other related costs for personnel serving executive, finance, legal, human resources, information technology, and investor relations functions. General and administrative expenses also include facility costs, insurance costs, and professional fees for legal, accounting, and public relations services. We expect our general and administrative expenses for fiscal year 2018 to be relatively consistent with fiscal year 2017.

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

        The determination of the fair value of stock options on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, and risk-free interest rate. We estimate the expected life of options by calculating the average of the vesting term and contractual term of the options. We estimate the expected stock price volatility based on the historical volatility of our common stock. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. The fair value of each stock option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. During the first quarter of 2017, we adopted the Financial Accounting Standards Board Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments are now being recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards, allowing for forfeitures to be estimated or recognized when they occur. We elected to prospectively adopt the policy that forfeitures be recorded when they occur. The adoption of this guidance did not have a material impact on our financial position or results of operations.

        Share-based compensation also includes restricted stock units, or RSUs, granted to employees. We estimate the fair value of RSUs using the closing price of our stock on the grant date. The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

        The following table summarizes share-based compensation expense included within the statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Research and development expenses	$1,171	$1,260	$1,210
General and administrative expenses	2,146	1,829	1,523

Total share-based compensation	$3,317	$3,089	$2,733

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2017, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $166,000, $132,000 and $113,000, respectively. At December 31, 2017, the total compensation cost related to non-vested stock options not yet recognized was approximately $5.8 million with a weighted average expense recognition period of 3.47 years. At December 31, 2017, the total compensation cost related to non-vested RSUs not yet recognized was approximately $170,000 with a weighted average expense recognition period of less than one year.

Income Taxes

        We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2017 and 2016, net of the valuation allowance, the net deferred tax assets were reduced to zero.

Warrant Liability

        In November 2014, we issued warrants to purchase 6.4 million shares of our common stock. At that time, we classified these warrants as a liability on our balance sheet since the warrants contained certain terms that could have required us (or our successor) to purchase the warrants for cash in an amount equal to the value (as calculated utilizing a contractually-agreed Black-Scholes-Merton option pricing valuation model) of the unexercised portion of the warrants in connection with certain change of control transactions occurring on or prior to December 31, 2016, with such cash payment capped at an amount equal to $1.25 per unexercised share underlying each warrant. As a result of the provision of the warrant requiring cash settlement upon certain change of control transactions, we were required to account for these warrants as a liability at fair value and the estimated warrant liability was required to be revalued at each balance sheet date until the earlier of the exercise of the warrants, the modification to remove the provision that could require cash settlement upon certain change of control transactions or the expiration of such provision on December 31, 2016. Effective March 25, 2016, each of the warrants was amended by agreement of the warrant holders to remove the provision that could require cash settlement upon certain change of control transactions. These warrants were no longer accounted for as a liability at March 31, 2016. We recorded a non-cash reclassification of the warrant fair value to stockholders' equity based on the warrants' fair value as of the March 25, 2016 modification date, with no further adjustments to the fair value of these warrants being required.

Recent Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for us as of January 1, 2019. We do not expect the adoption of the standard update to have a significant impact on our financial position or results of operations.

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

Proposed Candidate / Proposed Indication	Program	Years Ended December 31,
		2017	2016	2015
		(in thousands)
Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$11,279	$1,286	$—
Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	5,541	7,316	4,885
Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	2,348	4,853	4,945
Other research and development		2,299	3,773	3,777

Total research and development expenses		$21,467	$17,228	$13,607

Comparison of Years Ended December 31, 2017 and 2016

        Research and development expenses increased 25% to $21.5 million for the year ended December 31, 2017 from $17.2 million for the year ended December 31, 2016.

        Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI substantially increased from the year ended December 31, 2016 due to the initiation of a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, which opened for enrollment in the third quarter of 2017, and expenses related to the Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI that initiated enrollment in the first quarter of 2016.

        Research and development expenses for enobosarm for the treatment of women with ER positive and AR positive advanced breast cancer decreased from the year ended December 31, 2016 due primarily to the timing and nature of activities related to conducting the Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication. The clinical trial commenced enrollment during the third quarter of 2015 and completed enrollment in the first quarter of 2017.

        Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased from the year ended December 31, 2016 due to the timing and nature of activities related to conducting the first stage of the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015. During the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial and we are in the process of closing down the clinical trial.

        "Other research and development" expenses for year ended December 31, 2017 decreased from the prior year primarily due to a decrease in expenses related to our completed Phase 2 clinical trial to evaluate GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, as secondary hormonal therapy in men with metastatic CRPC that was completed in 2016. During 2016, we determined to discontinue further development of GTx-758 and will not be making any further investments in this program. Additionally, fewer costs were incurred during the year ended 2017 related to preclinical development of our SARD compounds.

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

        Research and development expenses for enobosarm for the treatment of women with ER positive, AR positive advanced breast cancer increased for the year ended December 31, 2016 from the prior year due primarily to the timing and nature of activities related to conducting the Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication, which commenced enrollment during the third quarter of 2015 and related to cash bonuses paid to employees upon the achievement of certain development milestones. The prior year period consisted primarily of expenses related to preparatory activities for the Phase 2 clinical trial for the treatment of women with ER positive and AR positive advanced breast cancer and expenses related to the previous Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women who have previously responded to hormonal therapy for the treatment of their metastatic breast cancer.

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

        "Other research and development" expenses for the year ended December 31, 2016 remained consistent with the prior year primarily due to increases in the preclinical development of our SARD compounds, that was initiated in 2015, and activities relating to evaluating enobosarm and other compounds in our SARM portfolio for indications outside of oncology, offset by decreases in expenses related to the completed Phase 2 clinical trial to evaluate GTx-758 as secondary hormonal therapy in men with metastatic CRPC as this trial was initiated in the third quarter of 2012 and enrollment was completed during the first quarter of 2015.

General and Administrative Expenses

        General and administrative expenses increased 6% to $9.2 million for the year ended December 31, 2017 from $8.7 million for the year ended December 31, 2016. The increase during the year ended December 31, 2017 from the prior year was due primarily to an increase in share-based compensation expense.

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

Other Income (Expense), Net

        Other income, net for the years ended December 31, 2017, 2016, and 2015 was $216,000, $46,000 and $57,000, respectively, and consisted of foreign currency transaction gains and losses, interest earned on our cash, cash equivalents and short-term investments, and other non-operating income or expense. The increase in other income, net for the year ended December 31, 2017 from the prior year was primarily due to interest earned on the net proceeds received from the private placement that was completed in September 2017.

Gain on Change in Fair Value of Warrant Liability

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

Liquidity and Capital Resources

        We have financed our operations to date primarily through public offerings and private placements of our securities, as well as payments from our former collaborators. We have incurred significant losses since our inception in 1997 as we have devoted substantially all of our resources to research and development, including our clinical trials. As of December 31, 2017, we had an accumulated deficit of $561.6 million, which resulted primarily from:

  •
  our research and development activities associated with:

  •
  the preclinical development of our SARD program;

  •
  the preclinical and clinical development of our SARM compounds, including enobosarm;

    •
    the preclinical and clinical development of our discontinued GTx-758 product candidate for the treatment of advanced prostate cancer;

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

        At December 31, 2017, we had cash, cash equivalents and short-term investments of $43.9 million, compared to $21.9 million at December 31, 2016 and $29.3 million at December 31, 2015.

        On February 9, 2018, we entered into an At-the-Market Equity OfferingSM Sales Agreement, or the sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50 million. To date, no shares have been sold under the sales agreement.

        On September 29, 2017, we completed a private placement of units consisting of an aggregate of 5.5 million shares of common stock and warrants to purchase an aggregate of 3.3 million shares of our common stock for net proceeds to us of approximately $45.6 million. The purchasers in the registered direct offering consisted solely of accredited investors that included certain institutional and existing stockholders, including a member of our board of directors.

        On October 14, 2016, we completed a registered direct offering of our common stock consisting of 1.7 million shares of our common stock for net proceeds of approximately $13.7 million. The purchasers in the registered direct offering consisted of certain existing GTx stockholders and certain members of the GTx management team and board of directors.

        The following table shows a summary of our cash flows for the periods indicated:

	Years Ending December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(23,460)	$(20,778)	$(20,035)
Net cash (used in) provided by investing activities	(15,126)	2,151	16,211
Net cash provided by financing activities	45,492	13,481	—

Net increase (decrease) in cash and cash equivalents	$6,906	$(5,146)	$(3,824)

        Net cash used in operating activities in all periods resulted primarily from funding our operations.

        Net cash used in investing activities for the year ended December 31, 2017 primarily resulted from the purchase of short-term investments of $39.3 million offset by the maturities of short-term investments of $24.2 million. Net cash provided by investing activities for the year ended December 31, 2016 primarily resulted from the maturities of short-term investments of $37.6 million offset by the purchase of short-term investments of $35.4 million. Net cash provided by investing activities for the year ended December 31, 2015 primarily resulted from the maturities of short-term investments of $71.4 million offset by the purchase of short-term investments of $55.2 million.

        Net cash provided by financing activities for the year ended December 31, 2017 reflected net proceeds of $45.6 million from the issuance of common stock and warrants related to the September 2017 private placement, partially offset by $156,000 of employee withholding tax payments related to vested RSUs. Net cash provided by financing activities for the year ended December 31, 2016 reflected net proceeds of $13.7 million from the issuance of common stock related to the October 2016 registered direct offering, partially offset by $208,000 of employee withholding tax payments related to vested RSUs. There was no cash provided by or used in financing activities for the year ended December 31, 2015.

        Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Also, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect. In any event, if we decide to undertake any further development of our SARMs or SARD technology beyond our ongoing clinical trials of enobosarm and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

        While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through potential collaboration, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds when needed, we may need to reduce our expenditures, perhaps significantly, to preserve our cash. Cost-cutting measures that we may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

        To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities, including the issuance and sale of our common stock pursuant to the sales agreement with Stifel. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs through potential future collaborative, partnering or other strategic relationships, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that sufficient additional funding will be available on acceptable terms, or at all.

Contractual Obligations

        At December 31, 2017, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(2)	$159	$159	$—	$—	$—
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

(2)
Our operating lease obligations consist of payments relating to a lease for office space at 175 Toyota Plaza, Memphis, Tennessee, which lease, as of December 31, 2017, expires on April 30, 2018. On March 8, 2018, we amended the lease to extend the term of the lease for an additional 12-month term expiring on April 30, 2019. Not included in the table above are rental payments over the extended term of the lease totaling approximately $487,000.

Off-Balance Sheet Arrangements

        We have not engaged in any off-balance sheet arrangements, including the use of standard finance, special purpose entities or variable interest entities.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in Federal Deposit Insurance Corporation insured certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. The effect of a hypothetical decrease of ten percent in the average yield earned on our cash equivalents and short-term investments would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2017.

        In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with initiating or conducting clinical trials for enobosarm at clinical trial sites in Europe. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our financial position, results of operations and cash flows. A hypothetical 10% increase or decrease in foreign exchange rates would result in an immaterial change in our financial assets and liabilities denominated in euros. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2017. Actual results may differ materially. We have elected not to hedge our exposure to foreign currency fluctuations.

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

        We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

        On March 8, 2018, we entered into an amendment, or the Amendment, to our office lease with Hertz Memphis Three, LLC with respect to our current office space at 175 Toyota Plaza, Memphis, Tennessee, or the Office Lease. Pursuant to the Amendment, the term of the Office Lease was extended for an additional 12-month term expiring on April 30, 2019. The aggregate rent due over the extended 12-month term, or the Extended Term, is approximately $487,000. We will also continue to be charged certain taxes and operating expenses as additional rent during the Extended Term. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment. We intend to file a copy of the Amendment as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive proxy statement for our 2018 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission pursuant to Regulation 14A (the "2018 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (1)   The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled "Proposal No. 1 — Election of Directors" and "Additional Information About the Board of Directors and Certain Corporate Governance Matters" appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

        (2)   The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

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

ITEM 11.              EXECUTIVE COMPENSATION

        The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2018 Proxy Statement under the sections entitled "Executive Compensation" and "Director Compensation."

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (1)   The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2018 Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

        (2)   The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the 2018 Proxy Statement under the section entitled "Equity Compensation Plan Information."

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        (1)   The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2018 Proxy Statement under the section entitled "Related Party Transactions and Indemnification."

        (2)   The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2018 Proxy Statement under the section entitled "Additional Information About the Board of Directors and Certain Corporate Governance Matters — Director Independence."

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information from the 2018 Proxy Statement under the section entitled "Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

Page	Description
F-2	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets at December 31, 2017 and 2016
F-4	Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
F-5	Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015
F-6	Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
F-7	Notes to Financial Statements

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits — The following exhibits are included herein or incorporated herein by reference:

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012
3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011
3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014
3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015
3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016
3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	-	-	-	-
4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003
4.4	Consent, Waiver and Amendment among Registrant, J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007
4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014
4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014
4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014
4.8	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015
4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	05/10/2016
4.10	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	10/20/2017
10.1†	Consolidated, Amended, and Restated License Agreement dated July 24, 2007, between Registrant and University of Tennessee Research Foundation	10-Q	000-50549	10.40	11/09/2007

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.2	First Amendment, dated December 29, 2008, to the Consolidated, Amended and Restated License Agreement dated July 24, 2007 between the Registrant and University of Tennessee Research Foundation	10-K	000-50549	10.47	03/03/2009
10.3*	Form of Indemnification Agreement	S-1	333-109700	10.12	12/22/2003
10.4*	Genotherapeutics, Inc. 1999 Stock Option Plan, as amended through December 10, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	10-K	000-50549	10.4	03/24/2017
10.5*	GTx, Inc. 2000 Stock Option Plan, as amended through December 10, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	10-K	000-50549	10.5	03/24/2017
10.6*	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	10-K	000-50549	10.6	03/24/2017
10.7*	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009 (refiled to reflect reverse stock split effected on December 5, 2016), and Form of Stock Option Agreement	10-K	000-50549	10.7	03/24/2017
10.8*	GTx, Inc. 2004 Equity Incentive Plan, as originally adopted, and Form of Stock Option Agreement	S-1	333-109700	10.5	01/15/2004
10.9*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	05/06/2008
10.10*	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 (refiled to reflect reverse stock split effected on December 5, 2016) and Form of Stock Option Agreement	10-K	000-50549	10.10	03/24/2017

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.11*	GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement, as originally adopted	S-1	333-109700	10.6	01/15/2004
10.12*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, effective April 26, 2006	8-K	000-50549	10.1	04/27/2006
10.13*	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan	10-Q	000-50549	10.35	08/09/2006
10.14*	Amended and Restated GTx, Inc. 2004 Non-Employee Directors' Stock Option Plan, as amended effective November 4, 2008 (refiled to reflect reverse stock split effected on December 5, 2016)	10-K	000-50549	10.14	03/24/2017
10.15*	GTx, Inc. 2013 Equity Incentive Plan, as originally adopted	S-8	333-188377	99.1	05/06/2013
10.16*	GTx, Inc. 2013 Equity Incentive Plan, as amended effective May 6, 2015 (refiled to reflect reverse stock split effected on December 5, 2016)	10-K	000-50549	10.16	03/24/2017
10.17*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan (Standard Form)	10-Q	000-50549	10.2	07/22/2013
10.18*	Form of Retention Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.3	11/12/2013
10.19*	Form of Retention Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.4	11/12/2013
10.20*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.5	05/11/2015
10.21*	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan, as originally adopted (refiled to reflect reverse stock split effected on December 5, 2016)	10-K	000-50549	10.21	03/24/2017

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.22*	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	10-Q	000-50549	10.4	07/22/2013
10.23*	Employment Agreement dated February 12, 2015, between Registrant and Robert J. Wills	10-Q	000-50549	10.4	05/11/2015
10.24*	Employment Agreement dated July 13, 2015, between Registrant and Diane C. Young	10-Q	000-50549	10.1	11/09/2015
10.25*	Amended and Restated Employment Agreement dated February 12, 2015, between Registrant and Marc S. Hanover	10-K	000-50549	10.25	03/16/2015
10.26*	Amended and Restated Employment Agreement dated February 14, 2013, between Registrant and Henry P. Doggrell	10-K	000-50549	10.22	03/05/2013
10.27*	Employment Agreement dated January 6, 2017 between Registrant and Jason T. Shackelford	10-K	000-50549	10.28	03/24/2017
10.28*	Form of Retention Benefits Letter Agreement for Mitchell S. Steiner and Marc S. Hanover	10-Q	000-50549	10.1	11/12/2013
10.29*	Form of Retention Benefits Letter Agreement for Jason T. Shackelford and Henry P. Doggrell	10-Q	000-50549	10.2	11/12/2013
10.30*	Amended and Restated GTx, Inc. Executive Bonus Compensation Plan, effective November 4, 2008	10-K	000-50549	10.53	03/03/2009
10.31*	2017 Compensation Information for Registrant's Executive Officers	10-Q	000-50549	10.2	05/15/2017
10.32*	Directors' Deferred Compensation Plan, as amended and restated effective February 14, 2013	10-K	000-50549	10.28	03/05/2013
10.33*	Directors' Deferred Compensation Plan, as amended and restated effective February 18, 2016 (refiled to reflect reverse stock split effected on December 5, 2016)	10-K	000-50549	10.34	03/24/2017
10.34*	Non-Employee Director Compensation Policy of GTx, Inc., effective January 1, 2016	10-K	000-50549	10.39	03/15/2016

		Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.35	Lease agreement, dated April 13, 2015, between Registrant and Hertz Memphis Three LLC	10-Q	000-50549	10.1	08/10/2015
10.36	Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	8-K	000-50549	10.1	11/10/2014
10.37	Form of Subscription Agreement for October 2016 registered direct offering	8-K	000-50549	10.1	10/12/2016
10.38	Loan Agreement, dated as of August 10, 2017, by and among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation and form of Promissory Note	10-Q	000-50549	10.1	08/14/2017
10.39	Securities Purchase Agreement, dated as of September 25, 2017, between Registrant and the purchasers identified on Exhibit A	8-K	000-50549	10.1	09/29/2017
10.40	At-the-Market Equity Offering Sales Agreement, dated February 9, 2018, by and between Registrant and Stifel, Nicolaus & Company, Incorporated	8-K	000-50549	10.1	02/09/2018
23.1+	Consent of Independent Registered Public Accounting Firm	-	-	-	-
24.1+	Power of Attorney (included on the signature pages hereto)	-	-	-	-
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	-	-	-	-
32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-
32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	-	-	-	-

Incorporation By Reference
Exhibit Number
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS+	XBRL Instance Document	-	-	-	-
101.SCH+	XBRL Taxonomy Extension Schema Document	-	-	-	-
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	-	-	-	-
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-
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

GTx, Inc.
By	/s/ Marc S. Hanover
Marc S. Hanover
	Chief Executive Officer	Date: March 13, 2018
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

/s/ Marc S. Hanover Marc S. Hanover	Chief Executive Officer (Principal Executive Officer)	March 13, 2018
/s/ Jason T. Shackelford Jason T. Shackelford	Vice President, Finance and Accounting and Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 13, 2018
/s/ Robert J. Wills Robert J. Wills, B.S., M.S., Ph.D.	Executive Chairman of the Board of Directors	March 13, 2018
/s/ Michael G. Carter Michael G. Carter, M. D.	Director	March 13, 2018
/s/ J. Kenneth Glass J. Kenneth Glass	Director	March 13, 2018

/s/ J. R. Hyde, III J. R. Hyde, III	Director	March 13, 2018
/s/ Garry A. Neil Garry A. Neil, M.D.	Director	March 13, 2018
/s/ Kenneth S. Robinson Kenneth S. Robinson, M.D.	Director	March 13, 2018

GTx, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GTx, Inc.

Opinion on the Financial Statements

        We have audited the accompanying balance sheets of GTx, Inc. as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of GTx, Inc. at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1998.

Memphis, Tennessee
March 13, 2018

GTx, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,816	$8,910
Short-term investments	28,083	12,959
Prepaid expenses and other current assets	2,178	2,429

Total current assets	46,077	24,298
Property and equipment, net	51	81
Intangible assets, net	108	123

Total assets	$46,236	$24,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,604	$1,220
Accrued expenses and other current liabilities	5,371	3,391

Total current liabilities	7,975	4,611
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at December 31, 2017 and December 31, 2016; 21,541,909 and 15,919,572 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	22	16
Additional paid-in capital	599,876	551,073
Accumulated deficit	(561,637)	(531,198)

Total stockholders' equity	38,261	19,891

Total liabilities and stockholders' equity	$46,236	$24,502

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Expenses:
Research and development expenses	$21,467	$17,228	$13,607
General and administrative expenses	9,188	8,705	8,234

Total expenses	30,655	25,933	21,841

Loss from operations	(30,655)	(25,933)	(21,841)
Other income, net	216	46	57
Gain on change in fair value of warrant liability	-	8,163	3,081

Net loss	$(30,439)	$(17,724)	$(18,703)

Net loss per share:
Basic	$(1.75)	$(1.22)	$(1.33)

Diluted	$(1.75)	$(1.22)	$(1.47)

Weighted average shares outstanding:
Basic	17,441,280	14,559,541	14,036,468

Diluted	17,441,280	14,559,541	14,777,404

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share data)

	Stockholders' Equity
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2015	14,032,564	$14	$512,586	$(494,771)	$17,829
Issuance of common stock under deferred compensation arrangements	4,847	-	-	-	-
Directors' deferred compensation	-	-	113	-	113
Share-based compensation	-	-	2,620	-	2,620
Net loss	-	-	-	(18,703)	(18,703)

Balances at December 31, 2015	14,037,411	14	515,319	(513,474)	1,859
Issuance of common stock in October 2016 registered direct offering, net of offering costs	1,728,395	2	13,690	-	13,692
Vesting of restricted stock units, net of shares withheld for tax payments	154,170	-	(208)	-	(208)
Directors' deferred compensation	-	-	132	-	132
Share-based compensation	-	-	2,957	-	2,957
Warrant liability reclassification	-	-	19,186	-	19,186
Settlement of fractional shares upon reverse stock split	(404)	-	(3)	-	(3)
Net loss	-	-	-	(17,724)	(17,724)

Balances at December 31, 2016	15,919,572	16	551,073	(531,198)	19,891
Issuance of common stock and warrants in September 2017 private placement, net of offering costs	5,483,320	6	45,642	-	45,648
Vesting of restricted stock units, net of shares withheld for tax payments	139,017	-	(156)	-	(156)
Directors' deferred compensation	-	-	166	-	166
Share-based compensation	-	-	3,151	-	3,151
Net loss	-	-	-	(30,439)	(30,439)

Balances at December 31, 2017	21,541,909	$22	$599,876	$(561,637)	$38,261

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(30,439)	$(17,724)	$(18,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of warrant liability	-	(8,163)	(3,081)
Share-based compensation	3,151	2,957	2,620
Directors' deferred compensation	166	132	113
Depreciation and amortization	47	28	43
Changes in assets and liabilities:
Prepaid expenses and other assets	251	204	(1,458)
Accounts payable	1,384	838	(130)
Accrued expenses and other liabilities	1,980	950	561

Net cash used in operating activities	(23,460)	(20,778)	(20,035)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(90)	(4)
Purchase of short-term investments, held to maturity	(39,283)	(35,404)	(55,219)
Proceeds from maturities of short-term investments, held to maturity	24,159	37,645	71,434

Net cash (used in) provided by investing activities	(15,126)	2,151	16,211

Cash flows from financing activities:
Net proceeds from the issuance of common stock and warrants	45,648	13,692	-
Tax payments related to shares withheld for vested restricted stock units	(156)	(208)	-
Settlement of fractional shares upon reverse stock split	-	(3)	-

Net cash provided by financing activities	45,492	13,481	-

Net increase (decrease) in cash and cash equivalents	6,906	(5,146)	(3,824)
Cash and cash equivalents, beginning of period	8,910	14,056	17,880

Cash and cash equivalents, end of period	$15,816	$8,910	$14,056

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.     Business

        GTx, Inc. ("GTx" or the "Company"), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions, including stress urinary incontinence and prostate cancer.

        The Company is developing selective androgen receptor modulators ("SARMs"), including its lead product candidate, enobosarm (GTx-024). SARMs are a class of drugs that the Company believes has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence ("SUI").

        In 2016, the Company initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI. Based on the results from this ongoing proof-of-concept clinical trial, the Company initiated a randomized, placebo-controlled Phase 2 clinical trial to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment in the third quarter of 2017. The trial will evaluate the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in approximately 400 postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the percentage of patients with at least a 50 percent reduction in mean leaks per day, compared to baseline.

        The Company commenced enrollment in 2015 in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor ("ER") positive and androgen receptor ("AR") positive. The Company announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort and announced in November 2017 that the pre-specified primary efficacy endpoint was also achieved in the 18 mg dose cohort. After evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for potential approval, the Company has decided not to pursue additional clinical development of enobosarm for this indication. During 2015, the Company also commenced enrollment in a Phase 2 proof-of-concept clinical trial designed to evaluate the efficacy and safety of enobosarm in patients with advanced AR positive triple-negative breast cancer ("TNBC"). During the third quarter of 2017, the Company completed its review of the data from the first stage of this clinical trial. While the review of the clinical trial data did not raise any safety concerns, it did confirm that there was insufficient efficacy demonstrated among the treated patients to proceed into the second stage of recruitment of this clinical trial.

        The Company has also evaluated several SARM compounds, including enobosarm, in preclinical models of Duchenne muscular dystrophy ("DMD") where a SARM's ability to increase muscle mass may prove beneficial to patients suffering from DMD. The Company will need to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

        In 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation ("UTRF") to develop UTRF's proprietary selective androgen receptor

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

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

        The Company's ability to pursue the continued development of SARMs and its SARD program is contingent upon the Company's ability to obtain additional funding. Accordingly, the Company is actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide the Company with the necessary resources for the development of all of its preclinical and clinical product candidates. The Company may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties on acceptable terms, or at all. If the Company is unsuccessful in establishing such arrangements and the Company is otherwise unable to raise substantial additional capital, the Company will likely need to alter, delay or abandon its product candidate development plans.

2.     Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Additionally, GTx operates in one business segment.

        On December 5, 2016, the Company effected a one-for-ten reverse stock split of its common stock through an amendment to its Restated Certificate of Incorporation. As of the effective time of the reverse stock split, every ten shares of the Company's issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock, without any change in par value per share. The amendment to the Company's Restated Certificate of Incorporation also reduced the number of authorized shares of common stock from 400,000,000 to 60,000,000 shares. The reverse stock split affected all shares of the Company's common stock outstanding immediately prior to the effective time of the reverse stock split. Additionally, as a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by the Company and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company's equity compensation plans immediately prior to the effective time was reduced proportionately. No fractional shares were issued as a result of the reverse stock split. Stockholders who have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof.

        As the par value per share of the Company's common stock remained unchanged at $0.001 per share, a total of $144 was retroactively reclassified from common stock to additional paid-in capital in the Company's balance sheets and statements of stockholders' equity. All references to shares of common stock, all per share data, and all warrant, stock option and restricted stock unit ("RSU") activity for all periods presented in these financial statements and notes to financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

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

Short-term Investments

        At December 31, 2017 and 2016, short-term investments consisted of Federal Deposit Insurance Corporation ("FDIC") insured certificates of deposit with original maturities of greater than three months and less than one year.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

Patent Costs

        The Company expenses patent costs, including legal expenses, in the period in which they are incurred. Patent expenses are included in general and administrative expenses in the Company's statements of operations.

Income Taxes

        The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2017 and December 31, 2016, net of the valuation allowance, the net deferred tax assets were reduced to zero. See Note 8, Income Taxes, for further discussion.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

        The following table sets forth the computation of the Company's net loss per share is as follows:

	Years Ended December 31,
	2017	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss — basic	$(30,439)	$(17,724)	$(18,703)
Adjustments for the gain on change in fair value of the warrant liability	-	-	(3,081)

Net loss — diluted	$(30,439)	$(17,724)	$(21,784)

Denominator:
Weighted average shares outstanding — basic	17,441,280	14,559,541	14,036,468
Dilutive warrants	-	-	556,372
Dilutive restricted stock units	-	-	184,379
Dilutive stock options	-	-	185

Weighted average shares outstanding — diluted	17,441,280	14,559,541	14,777,404

Net loss per share:
Basic	$(1.75)	$(1.22)	$(1.33)

Diluted	$(1.75)	$(1.22)	$(1.47)

        Weighted average potential shares of common stock of 9,438,236, 8,162,347, and 838,745 were excluded from the calculation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015, respectively, as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods. At December 31, 2017, the Company had 21,541,909 shares of common stock outstanding.

Comprehensive Loss

        For all periods presented, there were no differences between net loss and comprehensive loss.

Recent Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for the Company as of January 1, 2019. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

Subsequent Events

        The Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date the financial statements were issued. Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

        On February 9, 2018, the Company entered into an At-the-Market Equity OfferingSM Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent ("Stifel"), pursuant to which the Company may offer and sell, from time to time, through Stifel, shares of the Company's common stock, having an aggregate offering price of up to $50,000. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3.

        On March 8, 2018, the Company entered into an amendment, or the Amendment, to its office lease with respect to our current office space at 175 Toyota Plaza, Memphis, Tennessee, or the Office Lease. Pursuant to the Amendment, the term of the Office Lease was extended for an additional 12-month term expiring on April 30, 2019. The aggregate rent due over the extended 12-month term is approximately $487.

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

        The fair value of each stock option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments are now being recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards, allowing for forfeitures to be estimated or recognized when they occur. The Company elected to prospectively adopt the policy that forfeitures be recorded when they occur and prior periods have not been adjusted. The

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

        Additionally, the Company periodically grants RSUs to its employees. The Company estimates the fair value of RSUs using the closing price of its common stock on the grant date. The fair value of the RSUs is amortized on a straight-line basis over the requisite service period of the awards.

        The following table summarizes share-based compensation expense included within the statements of operations for each of the three years in the period ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
Research and development expenses	$1,171	$1,260	$1,210
General and administrative expenses	2,146	1,829	1,523

Total share-based compensation	$3,317	$3,089	$2,733

        Share-based compensation expense recorded in the statement of operations as general and administrative expense for the years ended December 31, 2017, 2016 and 2015 included share-based compensation expense related to deferred compensation arrangements for the Company's non-employee directors of $166, $132 and $113, respectively. See Note 9, Directors' Deferred Compensation Plan, for further discussion of deferred compensation arrangements for the Company's non-employee directors.

        For the years ended December 31, 2017, 2016 and 2015, the weighted average grant date fair value per share of stock options granted was $3.80, $5.45 and $5.72, respectively. The key assumptions used in determining the grant date fair value of options granted in 2017, 2016 and 2015, and a summary of the methodology applied to develop each assumption is as follows:

	Years Ended December 31,
	2017	2016	2015
Expected price volatility	88.6%	91.3%	89.6%
Risk-free interest rate	2.2%	2.0%	1.6%
Weighted average expected life in years	6.9 years	6.9 years	6.0 years
Dividend yield	0%	0%	0%

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

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

        The following is a summary of stock option transactions for all of the Company's stock option and equity incentive plans for the three year period ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2015	810,437	$42.39
Options granted	36,500	7.71
Options forfeited or expired	(48,628)	75.36
Options exercised	-	-

Options outstanding at December 31, 2015	798,309	38.80
Options granted	363,500	6.94
Options forfeited or expired	(71,829)	54.65
Options exercised	-	-

Options outstanding at December 31, 2016	1,089,980	27.13
Options granted	977,350	4.97
Options forfeited or expired	(166,834)	48.71
Options exercised	-	-

Options outstanding and vested or expected to vest at December 31, 2017	1,900,496	13.84

        The following table summarizes information about stock options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.29 - $4.71	881,250	9.17	$4.68	-	$-
$4.77 - $7.80	382,300	8.02	6.90	39,737	7.22
$9.40 - $18.80	381,100	6.58	14.67	191,509	16.01
$26.50 - $185.20	255,846	2.92	54.53	244,996	55.08

	1,900,496	7.58	13.84	476,242	35.38

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

        At December 31, 2017, the aggregate intrinsic value of all outstanding options and those options vested and expected to vest was $9,343 with a weighted average remaining contractual term of 7.58 years. Of the Company's outstanding options, 476,242 options were exercisable and had a weighted average remaining contractual term of 4.54 years and an aggregate intrinsic value of $238.

        There were no options exercised during the years ended December 31, 2017 and 2016. At December 31, 2017, the total compensation cost related to non-vested options not yet recognized was $5,763, with a weighted average expense recognition period of 3.47 years. Shares available for future issuance under the Company's stock option and equity incentive plans were 643,792 at December 31, 2017. On January 1, 2018, shares available for future issuance under the 2013 equity incentive plan and the 2013 non-employee director equity incentive plan increased by an aggregate of 911,676 shares in accordance with the automatic increase provisions of such plans.

        During the year ended December 31, 2015, the Company granted 820,000 RSUs to employees, which had a weighted average grant date fair value per share of $7.20, of which a portion of each award vests annually over a three year period from the date of grant. During the year ended December 31, 2016, the Company granted 11,000 RSUs to employees, which had a weighted average grant date fair value per share of $6.40, and vested in full on January 1, 2018.

        The following is a summary of the RSU transactions for all of the Company's equity incentive plans for the three year period ended December 31, 2017:

Number of Shares
Nonvested RSUs outstanding at January 1, 2015	-
RSUs granted	820,000
RSUs vested	-
RSUs forfeited	-

Nonvested RSUs outstanding at December 31, 2015	820,000
RSUs granted	11,000
RSUs vested	(184,001)
RSUs forfeited	(62,000)

Nonvested RSUs outstanding at December 31, 2016	584,999
RSUs granted	-
RSUs vested	(168,499)
RSUs forfeited	(36,000)

Nonvested RSUs outstanding and expected to vest at December 31, 2017	380,500

        At December 31, 2017, the total compensation cost related to non-vested RSUs not yet recognized was $170, with a weighted average expense recognition period of less than one year. The number of RSUs vested during 2017 and 2016 included 29,482 and 29,829 shares, respectively, that were withheld on behalf of the Company's employees to satisfy the statutory tax withholding requirements.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

4.     Property and Equipment, Net

        Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Computer equipment and software	$1,299	$1,298
Furniture and fixtures	853	853
Leasehold improvements	355	355
Office equipment	211	211

	2,718	2,717
Less: accumulated depreciation	(2,667)	(2,636)

	$51	$81

        Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $32, $14, and $27, respectively. Of these amounts, $2, $2 and $1, respectively, were included in research and development expenses in the statements of operations.

5.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016
Clinical trials	$4,742	$2,628
General and administrative	314	413
Research and development	312	346
Employee compensation	3	4

	$5,371	$3,391

6.     Stockholders' Equity

Authorized Capital

        On December 5, 2016, the Company filed a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-ten reverse stock split of its outstanding common stock and to effect a reduction in the number of authorized shares of common stock from 400,000,000 to 60,000,000 shares. The Company's certificate of incorporation currently authorizes the Company to issue 60,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. See Note 2, Significant Accounting Policies — Basis of Presentation, for further discussion.

Common Stock

        On September 29, 2017, the Company completed a private placement of units consisting of an aggregate of 5,483,320 shares of common stock and warrants to purchase an aggregate of 3,289,988 shares of its common stock for net proceeds of $45,648, after deducting placement agent fees and other

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

offering expenses. The purchasers in the registered direct offering consisted solely of accredited investors that included certain institutional and existing stockholders, including a member of the Company's board of directors. The warrants, which have five year terms expiring on September 29, 2022, are immediately exercisable and have a per share exercise price of $9.02. The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company's own stock. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and are classified in stockholders' equity. The fair value of the warrants was estimated at $21,069 using the Black-Scholes Model with the following assumptions: expected volatility of 97%, risk free interest rate of 1.92%, expected life of five years and no dividends. The net proceeds from the private placement were allocated to the common stock and warrants based upon their relative fair values.

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

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

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

        In accordance with the terms of the SARM License Agreement that the Company entered into with UTRF in July 2007, the Company paid a one-time up-front fee of $290, which was recorded as an intangible asset by the Company. This intangible asset, net at December 31, 2017 and 2016 was $108 and $123, respectively.

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

8.     Income Taxes

        The Tax Cuts and Jobs Act ("Tax Reform Act") was enacted on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared,

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company's net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2017	2016
Deferred income tax assets:
Net federal and state operating loss carryforwards	$110,145	$155,446
Research and development credits	14,757	13,928
Share-based compensation	3,994	6,876
Depreciation and amortization	21	43
Other	-	-

Total deferred tax assets	128,917	176,293

Deferred income tax liabilities:
Other	92	336

Total deferred tax liabilities	92	336

Net deferred tax assets	128,825	175,957
Valuation allowance	(128,825)	(175,957)

	$-	$-

        Realization of deferred income tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, due to the Company's history of net operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $47,132 in 2017 due primarily to the passage of the Tax Reform Act and the reduction in the valuation of the Company's net deferred tax assets as a result of the lowering of the corporate tax rate. The valuation allowance increased by $9,347 and $8,101 in 2016 and 2015, respectively.

        At December 31, 2017, the Company had net federal operating loss carryforwards of approximately $429,570, which expire from 2018 to 2037 if not utilized. The Company had state operating loss carryforwards of approximately $381,862, which expire from 2018 to 2037 if not utilized. The Company also had research and development credits at December 31, 2017 of approximately $14,757, which expire from 2020 to 2037 if not utilized.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

        The Company will recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2017, the Company had no unrecognized tax benefits. Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company completed a study of its net operating losses through December 31, 2016 to determine whether such amounts are likely to be limited by Section 382. As a result of this study and its analysis of subsequent ownership changes, the Company does not currently believe any Section 382 limitation exists through December 31, 2017. However, any future ownership changes under Section 382 may limit the Company's ability to fully utilize these tax benefits. The Company has not yet conducted an in-depth study of its research and development credits, although the Company periodically reviews assumptions used in its calculations to reflect its best estimate of expected credit. An in-depth study may result in an increase or decrease to the Company's research and development credits and until such study is conducted of the Company's research and development credits, no amounts are being presented as an uncertain tax position. The Company's net deferred income tax assets have been fully offset by a valuation allowance. Therefore, future changes to the Company's unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company's balance sheet, statement of operations, or cash flows. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

        For the years ended December 31, 2017, 2016 and 2015, the Company incurred non-employee director fee expense of $291, $257 and $229, respectively, of which $166, $132 and $113 was deferred into stock accounts and will be paid in common stock following separation from service as a director. At December 31, 2017, 86,379 shares of the Company's common stock had been credited to individual director stock accounts under the Directors' Deferred Compensation Plan, and no amounts had been credited to individual director cash accounts under the Directors' Deferred Compensation Plan.

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

10.   401(k) Plan

        The Company sponsors a 401(k) retirement savings plan that is available to all eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation which was $18 for employees under age 50 and $24 for employees 50 and older in calendar year 2017. Employee contributions are held in the employees' name and invested by the plan's trustee. The plan also permits the Company to make matching contributions, subject to established limits. The Company elected to match a portion of employee's contributions to the plan in the amount of $186, $200 and $189 in 2017, 2016 and 2015, respectively.

11.   Commitments and Contingencies

Operating Lease Commitments

        Prior to April 30, 2015, the Company subleased office space under a sublease that was accounted for as an operating lease. Upon expiration of this lease, the Company entered into a new office lease with respect to the Company's current office space. The new office lease term commenced on May 1, 2015 with a three year term ending on April 30, 2018, with an option to extend the lease for an additional three years. Total rent expense under the operating leases was approximately $506, $495 and $501 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, future annual minimum payments under operating lease arrangements were $159 for the year ended December 31, 2018.

12.   Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$4,193	$4,448	$5,914	$6,912
General and administrative expenses	2,087	1,997	2,617	2,487

Total expenses	6,280	6,445	8,531	9,399

Loss from operations	(6,280)	(6,445)	(8,531)	(9,399)
Other income, net	27	40	27	122
Net loss	$(6,253)	$(6,405)	$(8,504)	$(9,277)

Net loss per share:
Basic	$(0.39)	$(0.40)	$(0.53)	$(0.43)

Diluted	$(0.39)	$(0.40)	$(0.53)	$(0.43)

Weighted average shares outstanding:
Basic	16,018,342	16,041,923	16,115,835	21,541,909

Diluted	16,018,342	16,041,923	16,115,835	21,541,909

GTx, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share data) (Continued)

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Expenses:
Research and development expenses	$3,971	$4,058	$4,614	$4,585
General and administrative expenses	2,114	1,999	2,313	2,279

Total expenses	6,085	6,057	6,927	6,864

Loss from operations	(6,085)	(6,057)	(6,927)	(6,864)
Other income, net	28	5	13	-
Gain on change in fair value of warrant liability (a)	8,163	-	-	-

Net income (loss)	$2,106	$(6,052)	$(6,914)	$(6,864)

Net income (loss) per share:
Basic	$0.15	$(0.43)	$(0.49)	$(0.44)

Diluted	$0.15	$(0.43)	$(0.49)	$(0.44)

Weighted average shares outstanding:
Basic	14,152,204	14,174,914	14,189,226	15,713,210

Diluted	14,344,816	14,174,914	14,189,226	15,713,210

(a)
The gain on change in fair value of warrant liability is related to the private placement of warrants completed in November 2014. See Note 6, Stockholder's Equity, for further information.