Form 10-Q
period 2018-03-31
GTX INC /DE/
filed 2018-05-15
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, 22,529,690 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I:  FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,958	$15,816
Short-term investments	17,186	28,083
Prepaid expenses and other current assets	2,067	2,178
Total current assets	34,211	46,077
Property and equipment, net	43	51
Intangible assets, net	105	108
Total assets	$34,359	$46,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,739	$2,604
Accrued expenses and other current liabilities	7,871	5,371
Total current liabilities	9,610	7,975
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at March 31, 2018 and December 31, 2017; 22,529,690 and 21,541,909 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	23	22
Additional paid-in capital	599,920	599,876
Accumulated deficit	(575,194)	(561,637)
Total stockholders’ equity	24,749	38,261
Total liabilities and stockholders’ equity	$34,359	$46,236

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Expenses:
Research and development expenses	$11,000	$4,193
General and administrative expenses	2,688	2,087
Total expenses	13,688	6,280
Loss from operations	(13,688)	(6,280)
Other income, net	131	27
Net loss	$(13,557)	$(6,253)

Net loss per share — basic and diluted	$(0.62)	$(0.39)

Weighted average shares outstanding — basic and diluted	21,967,805	16,018,342

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,557)	$(6,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	12
Share-based compensation	646	663
Directors’ deferred compensation	42	41
Changes in assets and liabilities:
Prepaid expenses and other assets	111	189
Accounts payable	(865)	(706)
Accrued expenses and other liabilities	2,500	852
Net cash used in operating activities	(11,112)	(5,202)
Cash flows from investing activities:
Purchase of short-term investments, held to maturity	(5,106)	(5,200)
Proceeds from maturities of short-term investments, held to maturity	16,003	9,419
Net cash provided by investing activities	10,897	4,219
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	(643)	(156)
Net cash used in financing activities	(643)	(156)
Net decrease in cash and cash equivalents	(858)	(1,139)
Cash and cash equivalents, beginning of period	15,816	8,910
Cash and cash equivalents, end of period	$14,958	$7,771

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

The Company is developing selective androgen receptor modulators (“SARMs”), including its lead product candidate, enobosarm (GTx-024).  SARMs are a class of drugs that the Company believes has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as stress urinary incontinence (“SUI”).

In 2016, the Company initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  Based on the results from this ongoing proof-of-concept clinical trial, the Company initiated in the third quarter of 2017 a randomized, placebo-controlled Phase 2 clinical trial to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment.  This trial is evaluating the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the percentage of patients with at least a 50 percent reduction in mean leaks per day at week 12, compared to baseline.  The trial has completed enrollment of 493 women and the Company expects top-line data early in the fourth quarter of 2018.

The Company previously announced that enobosarm achieved the pre-specified primary efficacy endpoint in both dose cohorts of the Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor (“ER”) positive and androgen receptor (“AR”) positive.   After evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, the Company has decided that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant further development of enobosarm in this indication at this time.

The Company has also evaluated several SARM compounds, including enobosarm, in preclinical models of Duchenne muscular dystrophy (“DMD”) where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD.   In order to further the development of a SARM for the treatment of DMD, the Company will need to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

In 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of AR to treat those patients who do not respond or are resistant to current therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company has ongoing mechanistic preclinical studies to select the most appropriate SARD compound to potentially move into a first-in-human clinical trial.

The Company’s ability to pursue the continued development of SARMs and its SARD program is contingent upon the Company’s ability to obtain additional funding. Accordingly, the Company is actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide the Company with the necessary resources for the development of all of its preclinical and clinical product candidates.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Based on its current business plan and assumptions, the Company estimates that its current cash, cash equivalents and short-term investments together with interest thereon, will be sufficient to meet its projected operating requirements only into the first quarter of 2019. Accordingly, the Company will need to raise substantial additional capital in the near term in order to fund its operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter. In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong.  The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated.  The Company believes, based on its current estimates of clinical trial expenditures, that the Company’s existing capital resources will be adequate to enable it to complete its ongoing Phase 2 placebo-controlled clinical trial of enobosarm in postmenopausal women with SUI, in which top line results are expected early in the fourth quarter of 2018.  However, the Company’s existing capital resources will not be sufficient to allow the Company to complete any additional clinical studies of enobosarm, to potentially advance a SARD compound into a first-in-human clinical trial, to undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD, and to fund the Company’s operations and to continue as a going concern.  Also, the Company’s clinical trials may encounter technical or other difficulties that could increase its development costs beyond its current estimates or delay its development timelines, and the Company could otherwise exhaust its available financial resources sooner than it expects.

The Company has evaluated its capital resources and current business plans in accordance with Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”).  ASU 2014-15 requires the assessment of an entity’s ability to continue as a going concern for a period of one year after the date the entity’s financial statements are issued and to provide related footnote disclosures, if necessary.  As the Company currently estimates based on its current business plan and assumptions that its current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet its projected operating requirements only into the first quarter of 2019, the Company has evaluated its ability to continue as a going concern for one year after the date these condensed financial statements are issued.  Pursuant to the guidance in ASU 2014-15, the Company believes that it has the ability to successfully implement plans to mitigate the conditions that may raise doubt about its ability to continue as a going concern.  The Company’s plans for mitigation include reducing or delaying expenditures by postponing or discontinuing additional clinical development activity for enobosarm and implementing other cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm the Company’s business.  If the Company is unable to raise substantial additional capital in the near term, the Company believes it is probable that these plans could be effectively implemented to successfully mitigate the considerations regarding the Company’s ability to continue as a going concern for one year after the date these condensed financial statements are issued.

Therefore, these condensed financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of its assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

March 13, 2018.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018.

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

At March 31, 2018 and December 31, 2017, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2018 and December 31, 2017, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses, interest earned on the Company’s cash, cash equivalents and short-term investments, and other non-operating income or expense.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for the Company as of January 1, 2019.  The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

2.  Share-Based Compensation

Share-based payments include stock option grants and restricted stock units, or RSUs, under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$281	$233
General and administrative expenses	407	471
Total share-based compensation	$688	$704

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $42 and $41, respectively.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended March 31,
	2018	2017
Expected price volatility	93.1%	88.4%
Risk-free interest rate	2.3%	2.2%
Weighted average expected life in years	7 years	7 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,900,496	$13.84
Options granted	429,000	12.84
Options forfeited or expired	—	—
Options outstanding at March 31, 2018	2,329,496	13.66

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs outstanding at December 31, 2017	380,500
RSUs granted	—
RSUs vested	(363,833)
RSUs forfeited	—
Nonvested RSUs outstanding at March 31, 2018	16,667

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

Weighted average potential shares of common stock of 11,862,772 and 8,257,283 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the calculations of diluted income (loss) per share as inclusion of the potential shares would have had an anti-dilutive effect on the net income (loss) per share for the periods.

4.              Stockholders’ Equity

On February 9, 2018, the Company entered into an At-the-Market Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent (“Stifel”), pursuant to which the Company may offer and sell, from time to time, through Stifel, shares of the Company’s common stock, having an aggregate offering price of up to $50,000. As of March 31, 2018, no sales had been made by the Company under the ATM Sales Agreement.

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

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 6,431,111 shares of common stock and warrants to purchase an aggregate of 6,430,948 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $8.50, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  During the three months ended March 31, 2018, certain holders of warrants issued in November 2014 exercised 1,111,082 warrants in a cashless exercise for which the Company issued an aggregate of 674,579 shares of common stock upon exercise.

5.              University of Tennessee Research Foundation License Agreements

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

·                  our projected operating and financial performance; and

·                  our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “envisions,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors.  We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Business Overview

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions, including stress urinary incontinence, or SUI, and prostate cancer. Our current strategy is focused on the further development of selective androgen receptor modulators, or SARMs, a class of drugs that we believe has the potential to treat serious medical conditions where unmet medical needs in muscle-related diseases may benefit from increasing muscle mass, such as SUI.  Under an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, we are developing UTRF’s proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.

Business Highlights

Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 25 completed or ongoing clinical trials, including in seven Phase 2 and two Phase 3 clinical trials.  These trials have enrolled over 2,100 subjects, of which approximately 1,500 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this class of compounds.

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

In March 2018, we announced updated results from this proof-of-concept clinical trial noting that to date, no patient, including 9 patients who had reached seven months post-treatment, had returned to her baseline level of SUI episodes.  Additionally, magnetic resonance imaging, or MRI, was used to quantitatively measure muscle in the pelvic floor of 17 women at 12 weeks compared to baseline.  The results demonstrated a statistically significant increase in pelvic floor muscle thickness and urethral muscle diameter after enobosarm treatment and support the mechanism of action of enobosarm on the pelvic floor.  Further, while all of the women in the trial had predominant SUI, 11 of the 18 women completing 12 weeks of treatment were determined to have both SUI and urge incontinence, or UI, at baseline, and these 11 women with mixed incontinence demonstrated a mean reduction in their UI episodes of approximately 68 percent.  9 of 11 women demonstrated a reduction in their number of UI leaks, compared to baseline, with 8 of 11 demonstrating a clinically meaningful reduction in their UI episodes per day of at least 50 percent.

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

Based on the results from our enobosarm Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, in the third quarter of 2017, we initiated a randomized, placebo-controlled Phase 2 clinical trial at over 60 clinical trial centers in the United States to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment. The trial is fully enrolled with 493 postmenopausal women and is evaluating the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is a comparison of the percentage of responders between each treatment arm and placebo where a responder is defined as a patient with at least a 50 percent reduction in mean leaks per day at week 12 compared to baseline. We anticipate top-line data from this trial to be available early in the fourth quarter of 2018.

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

We have also evaluated several SARM compounds in preclinical models of Duchenne muscular dystrophy, or DMD, where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.  In order to further the development of a SARM for the treatment of DMD, we will need to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

With respect to SARDs, we believe this class of assets has the potential to treat prostate cancer, as well as other diseases such as benign prostatic hyperplasia and Kennedy’s disease.  We envision initially developing SARDs as a potentially novel treatment for men with CRPC, including those who do not respond or are resistant to currently approved therapies.  Our evaluation of the SARD program is at an early stage.  We have ongoing mechanistic preclinical studies to select the most appropriate SARD compound to potentially move into a first-in-human clinical trial.

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

Financial Highlights

Our net loss for the three months ended March 31, 2018 was $13.6 million.  We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We do not expect that any of our product candidates, including enobosarm, will receive any regulatory approvals for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At March 31, 2018, we had cash, cash equivalents and short-term investments of $32.1 million compared to $43.9 million at December 31, 2017.  Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2019. Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.

We believe, based on our current estimates of clinical trial expenditures, that our existing capital resources will be adequate to enable us to complete our ongoing Phase 2 placebo-controlled clinical trial of enobosarm in postmenopausal women with SUI, for which top line results are expected early in the fourth quarter of 2018.  However, our existing capital resources will not be sufficient to allow us to complete any additional clinical studies of enobosarm, to potentially advance a SARD compound into a first-in-human clinical trial, to undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD, and to fund our operations and to continue as a going concern. Also, our clinical trials may encounter technical or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.

In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2019, there is doubt raised about our ability to continue as a going concern. While we believe that we have the ability to successfully implement plans to mitigate the conditions that may raise doubt about our ability to continue as a going concern within one year after the date of this report, such plans include reducing or delaying expenditures by postponing or discontinuing additional clinical development activity for enobosarm and implementing other cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm our business.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter, we could be required to, among other things, postpone or discontinue the development of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, reduce our workforce and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on our business and stock price.

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

There is a substantial risk that any drug development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any of our product candidates.

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

Completed enrollment in a placebo-controlled Phase 2 clinical trial of enobosarm (1 mg and 3 mg) to treat postmenopausal women with SUI. Top-line data is expected to be available early in the fourth quarter of 2018.

Enobosarm
Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2

Completing an ongoing Phase 2 open-label clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive. Achieved primary efficacy endpoint in both the 9 mg and 18 mg cohorts. No further development of enobosarm in this indication planned at this time.

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2

Currently closing down the Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC as there were insufficient patients achieving clinical benefit from enobosarm treatment to continue the trial.

SARMs
Treatment of DMD	SARM	Preclinical	Preclinical research has been conducted to assess the potential of a SARM to treat DMD.

SARDs
Treatment of castration resistant prostate cancer	SARD	Preclinical	Preclinical studies are ongoing to select the most appropriate SARD compound to potentially move into a first-in-human clinical trial.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development expenses	$281	$233
General and administrative expenses	407	471
Total share-based compensation	$688	$704

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $42,000 and $41,000, respectively.  At March 31, 2018, the total compensation cost related to non-vested stock options not yet recognized was approximately $9.7 million with a weighted average expense recognition period of 3.58 years. At March 31, 2018, the total compensation cost related to non-vested RSUs not yet recognized was approximately $67,000 with a weighted average expense recognition period of less than one year.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This new guidance will be effective for us as of January 1, 2019.  We do not expect the adoption of the standard update to have a significant impact on our financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Research and Development Expenses

The following table identifies the research and development expenses for each of our clinical product candidates, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

Proposed Candidate / Proposed Indication	Program	Three Months Ended March 31,
		2018	2017
		(in thousands)
Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$9,703	$789

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	792	1,809

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	237	885

Other research and development		268	710

Total research and development expenses		$11,000	$4,193

Research and development expenses increased to $11.0 million for the three months ended March 31, 2018 from $4.2 million for the three months ended March 31, 2017.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI substantially increased from the three months ended March 31, 2017, primarily due to the initiation of a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, which opened for enrollment in the third quarter of 2017, and related personnel costs, including bonuses paid to employees upon the achievement of certain development milestones related to this clinical trial.

Research and development expenses for enobosarm for the treatment of women with ER positive and AR positive advanced breast cancer decreased from three months ended March 31, 2017 due primarily to the timing and nature of activities related to conducting the Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication.  The clinical trial commenced enrollment during the third quarter of 2015 and completed enrollment in the first quarter of 2017.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased from the three months ended March 31, 2017 due to the timing and nature of activities related to conducting the first stage of the ongoing Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015.  During the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial.

“Other research and development” expenses for three months ended March 31, 2018 decreased from the prior year period primarily due to a decrease in expenses related to our completed Phase 2 clinical trial to evaluate GTx-758, an oral nonsteroidal selective estrogen receptor alpha agonist, as secondary hormonal therapy in men with metastatic CRPC that was completed in 2016.  During 2016, we determined to discontinue further development of GTx-758 and will not be making any further investments in this program.  Additionally, fewer costs were incurred during the three months ended March 31, 2018 related to preclinical development of our SARD compounds.

General and Administrative Expenses

General and administrative expenses of $2.7 million for the three months ended March 31, 2018 increased from $2.1 million for the three months ended March 31, 2017.   The increase in general and administrative expenses related primarily to personnel costs, including bonuses paid to employees upon the achievement of certain development milestones in our placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, and an increase in legal expenses.

Liquidity and Capital Resources

At March 31, 2018, we had cash, cash equivalents and short-term investments of $32.1 million compared to $43.9 million at December 31, 2017.  Net cash used in operating activities was $11.1 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $10.9 million for the three months ended March 31, 2018 and resulted primarily from the maturities of short-term investments of $16.0 million offset by the purchase of short-term investments of $5.1 million.  Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2017 and resulted from the maturities of short-term investments of $9.4 million offset by the purchase of short-term investments of $5.2 million.

Net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $643,000 and $156,000, respectively, for tax payments related to shares withheld for vested restricted stock units.

On February 9, 2018, we entered into an At-the-Market Equity OfferingSM Sales Agreement, or the sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50 million. We are not obligated to sell any shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Stifel will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the NASDAQ Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the sales agreement, Stifel may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We will pay Stifel a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares. To date, no shares have been sold under the sales agreement and we cannot assure you that we will be able to sell all or any portion of the shares subject to the sales agreement, particularly given the low trading volume of our common stock. In any event, even assuming we raise capital by selling some or all of the shares subject to the sales agreement, we will continue to need to raise significant additional capital.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2019. Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.

We believe, based on our current estimates of clinical trial expenditures, that our existing capital resources will be adequate to enable us to complete our ongoing Phase 2 placebo-controlled clinical trial of enobosarm in postmenopausal women with SUI, for which top line results are expected early in the fourth quarter of 2018.  However, our existing capital resources will not be sufficient to allow us to complete any additional clinical studies of enobosarm, to potentially advance a SARD compound into a first-in-human clinical trial, to undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD, and to fund our operations and to continue as a going concern.  Also, our clinical trials may encounter technical or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.

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

In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2019, there is doubt raised about our ability to continue as a going concern. While we believe that we have the ability to successfully implement plans to mitigate the conditions that may raise doubt about our ability to continue as a going concern within one year after the date of this report, such plans include reducing or delaying expenditures by postponing or discontinuing additional clinical development activity for enobosarm and implementing other cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm our business.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter, we could be required to, among other things, postpone or discontinue the development of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, reduce our workforce and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on our business and stock price.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities, including the issuance and sale of our common stock pursuant to the sales agreement with Stifel. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs, whether through potential future collaborative, partnering or other strategic relationships or otherwise, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that sufficient additional funding will be available on acceptable terms, or at all.

Contractual Obligations

At March 31, 2018, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations(2)	$527	$487	$40	$—	$—

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

(2)         Our long-term commitment under the operating lease consists of payments relating to a lease for office space at 175 Toyota Plaza, Memphis, Tennessee, which expires on April 30, 2019.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

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

There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of March 31, 2018, we had an accumulated deficit of $575.2 million. Our net loss for the three months ended March 31, 2018 was $13.6 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and, if our development activities are successful, potentially seek regulatory approval of our product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products.  While we announced in 2017 that our Phase 2 clinical trial of enobosarm to treat women with ER positive, AR positive advanced breast cancer achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we decided that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant development of enobosarm in this indication at this time.  Accordingly, our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI.  However, the development of enobosarm for the treatment of postmenopausal women with SUI is at an early stage, is subject to the substantial risk of failure inherent in the development of early-stage product candidates, and will require significant additional financial resources and personnel in order for such development to continue.  Our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology will require significant additional financial resources and personnel to continue our development of the program.  Additionally, any further development of our preclinical evaluation of SARMs as a potential treatment of Duchenne muscular dystrophy, or DMD, is subject to our ability to enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.  Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market any of our preclinical or clinical product candidates, including enobosarm, for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

If we are unable to raise substantial additional capital in the near term to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter, if we and/or any potential collaborators are unable to develop and commercialize our SARMs or SARD technology, if development is further delayed or is eliminated, or if sales revenue from any SARM or SARD products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We will need to raise substantial additional capital in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and could cause us to discontinue our operations. We cannot be certain that additional capital will be available to us and, if substantial additional capital is not available to us when needed, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.*

At March 31, 2018, we had cash, cash equivalents and short-term investments of $32.1 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2019. Accordingly, we need to raise substantial additional capital in the near term in order to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter.  In addition, we have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated.

We believe, based on our current estimates of clinical trial expenditures, that our existing capital resources will be adequate to enable us to complete our ongoing Phase 2 placebo-controlled clinical trial of enobosarm in postmenopausal women with SUI, for which top line results are expected early in the fourth quarter of 2018.  However, our existing capital resources will not be sufficient to allow us to complete any additional clinical studies of enobosarm, to potentially advance a SARD compound into a first-in-human clinical trial, to undertake any additional preclinical or clinical development activities related to the development of SARMs as a potential treatment for DMD, and to fund our operations and to continue as a going concern. Also, our clinical trials may encounter technical or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.

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

In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  However, because we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements only into the first quarter of 2019, there is doubt raised about our ability to continue as a going concern.  While we believe that we have the ability to successfully implement plans to mitigate the conditions that may raise doubt about our ability to continue as a going concern within one year after the date of this report, such plans include reducing or delaying expenditures by postponing or discontinuing additional clinical development activity for enobosarm and implementing other cost saving measures related to other research and development and general and administrative expenditures, which plans, if implemented, would materially harm our business.  If we are unable to raise additional funds in the near term to fund our operations through and beyond the first quarter of 2019 and to continue as a going concern thereafter, we could be required to, among other things, postpone or discontinue the development of enobosarm to treat postmenopausal women with SUI, discontinue further development of enobosarm and/or SARDs, liquidate all or a portion of our assets, reduce our workforce and/or seek protection under the provisions of the U.S. bankruptcy code, all of which would have a material adverse effect on our business and stock price.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities, including the issuance and sale of our common stock pursuant to our At-the-Market Equity OfferingSM Sales Agreement, or sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel.  Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs, whether through potential future collaborative, partnering or other strategic relationships or otherwise, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that sufficient additional funding will be available on acceptable terms, or at all.

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

A substantial portion of our efforts and expenditures have been devoted to enobosarm 3 mg, which was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC.  Enobosarm 3 mg is also the subject of our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in the mean number of daily SUI episodes following 12 weeks of treatment.  We announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the U.S Food and Drug Administration, or the FDA.  The failure of the POWER trials to meet the primary statistical criterion for the co- primary endpoints agreed upon with the FDA significantly depressed our stock price and harmed our future prospects.

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations or other strategic arrangements for our product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.

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

We do not expect to receive regulatory approval for the commercial sale of any of our product candidates for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation”  under Part 1, Item 1 of our Annual Report on Form 10-K filed with the SEC on March 13, 2018, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients.  Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all).  In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Healthcare Reform Act. The Healthcare Reform Act, among other initiatives, implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in drug rebates manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care and a requirement that manufacturers provide a 50% discount on the negotiated price of Medicare Part D brand name drugs utilized by Medicare Part D beneficiaries during the coverage gap (the so-called “donut hole”).

Some of the provisions of the Healthcare Reform Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to modify certain requirements of the Healthcare Reform Act by executive branch order. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, the U.S. House of Representatives passed Healthcare Reform Act replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the Healthcare Reform Act.  Although none of these measures have been enacted, Congress may consider other legislation to repeal or replace certain elements of the Healthcare Reform Act. On October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to provide small businesses with greater opportunities to form association health plans, expand the availability of short-term, limited duration insurance, and allow employees to make use of certain employer-paid health benefits, called health reimbursement arrangements, to pay for health insurance that does not meet all Healthcare Reform Act requirements. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Healthcare Reform Act had not received necessary appropriations from Congress.  President Trump subsequently discontinued these payments.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Healthcare Reform Act. Tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019.  The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019.  We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal and replacement or administrative modification has on our business.  This legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-110, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer, and Androscience Corporation’s androgen receptor degrader enhancer, or ARD, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. recently completed a Phase 1 study with EPI-506, an AR antagonist that targets the N-terminal domain of the AR, and has plans to develop a second generation agent.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels and Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC.  Johnson & Johnson also received FDA approval for a second generation anti-androgen apalutamide (ARN-509) for the treatment of men with non-metastatic castrate-resistant prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Another target in prostate cancer that is being pursued by several companies is bromodomain inhibition.  Zenith Epigenetics, Gilead Sciences Inc. and GlaxoSmithKline are evaluating BET inhibitors in Phase 1-2 trials.

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

Risks Related to Employees, Growth and Other Aspects of Our Operations

Our internal computer and information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, or could otherwise face serious disruptions, which could result in a material disruption of our product development efforts and could result in significant financial, legal, regulatory, business and reputational harm to us.*

Despite the implementation of security measures, our internal computer and information technology systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from our ongoing and potential future clinical trials involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, while all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others.  To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential, proprietary or protected health information, we could be subject to significant legal, financial and regulatory exposure and suffer reputational harm, and the development of our product candidates could be delayed.  In addition, security breaches and other inappropriate access events can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.  Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches.  While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.  In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause delays in our research and development work and could otherwise adversely affect our business.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of March 31, 2018.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*

If we are able to raise sufficient additional funds necessary to continue as a going concern and to pursue the development of our SARM and SARD programs, we may need to hire experienced personnel to develop and commercialize our product candidates and to otherwise grow our business, and we may need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field. As of March 31, 2018, we had only 27 employees.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing sale price for our common stock has varied between a high of $23.25 on March 5, 2018 and a low of $2.92 on June 7, 2017 in the twelve-month period ended March 31, 2018.  The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

·        sales of our common stock and other securities by us, including pursuant to our sales agreement with Stifel;

·        sales of our common stock by our executive officers, directors and significant stockholders;

·        the low trading volume of our common stock;

·        changes in accounting principles; and

·        additional losses of any of our key scientific or management personnel.

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of the Healthcare Reform Act or tariffs and other restrictions on free trade stemming from the Trump Administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations may adversely affect the trading price of our common stock.

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

As of March 31, 2018, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 65.8% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 32.2% of our outstanding common stock as well as warrants to purchase up to an additional 3.2 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

If we fail to meet continued listing standards of The Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations to continue as a going concern would be substantially impaired.*

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on The Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 5, 2016, we effected one-for-ten reverse stock split of our outstanding common stock, or the Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid Price Requirement, which compliance was regained on December 20, 2016.  However, there can be no assurance that the market price of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. In any event, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders’ equity or market values of our common stock, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to use our federal and state net operating loss carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating loss carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating loss carryforwards. On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Reform Act. Under the Tax Reform Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the Tax Reform Act.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.  We completed a study through December 31, 2016 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through March 31, 2018. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination.  In any event, our 2016 and 2017 equity offerings, future equity offerings, including pursuant to the sales agreement with Stifel, and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation.  If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2018, the average daily trading volume of our common stock on The Nasdaq Capital Market was only 100,249 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2018, we had 22,529,690 shares of common stock outstanding.  In addition, as a result of the low trading volume of our common stock, which was exacerbated by the

Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. Moreover, in February 2018, we entered into the sales agreement with Stifel under which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million through Stifel. Sales of our common stock under the sales agreement may be made in sales deemed to be an “at the market offering,” including by means of ordinary brokers’ transactions. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market, including pursuant to the sales agreement with Stifel, without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2018, we issued 674,579 shares of our common stock pursuant to the net, or cashless, exercise of warrants originally issued to certain investors in our November 14, 2014 private placement of common stock and warrants to purchase common stock. Those warrants were exercisable for an aggregate of 1,111,082 shares of common stock and each had an exercise price of $8.50 per share. The number of shares issued upon the exercise of those warrants was reduced by an aggregate of 436,503 shares to effect the net exercise of the warrants in accordance with their terms. The issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 5.                OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At our 2018 Annual Meeting of Stockholders, or the Annual Meeting, held on May 9, 2018 at our corporate offices in Memphis, Tennessee, our stockholders voted on the following two proposals:

(1)   Proposal No. 1:  Proposal to elect the two nominees for Class II director named below to serve until our 2021 Annual Meeting of Stockholders and until their successors have been duly elected and qualified.  Each of the two named nominees were so elected, with the votes thereon at the Annual Meeting as follows:

	Final Voting Results
Nominee	For	Withheld	Broker Non- Vote
Robert J. Wills, Ph.D.	18,614,445	41,266	2,558,608
J. Kenneth Glass	18,599,698	56,013	2,558,608

Our Class III directors, Michael G. Carter, M.D., Ch.B., F.R.C.P. and J.R. Hyde III, will each continue to serve on our Board of Directors until our 2019 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class I directors, Marc S. Hanover, Garry A. Neil, M.D., and Kenneth S. Robinson, M.D., M.Div., will each continue to serve on our Board of Directors until our 2020 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(2)   Proposal No. 2:  Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2018. This proposal was approved, with the votes thereon at the Annual Meeting as follows:

Final Voting Results
For	Against	Abstain	Broker Non-Vote
21,198,542	14,592	1,185	—

ITEM 6.                EXHIBITS

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015

3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016

3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	05/10/2016

4.10	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	10/20/2017

10.1	Directors’ Deferred Compensation Plan, as amended and restated effective March 15, 2018	S-8	333-223742	99.3	03/16/2018

10.2	At-the-Market Equity Offering Sales Agreement by and between Registrant and Stifel, Nicolaus & Company, Incorporated, dated February 9, 2018	8-K	000-50549	10.1	02/09/2018

10.3+	2018 Compensation Information for Registrant’s Executive Officers	—	—	—	—

10.4+	First Amendment to Office Lease, dated March 8, 2018, between Registrant and Hertz Memphis Three LLC	—	—	—	—

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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

GTx, Inc.

Date: May 15, 2018	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)