Form 10-Q
period 2018-06-30
GTX INC /DE/
filed 2018-08-14
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 09, 2018, 24,045,844 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I:  FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,511	$15,816
Short-term investments	29,205	28,083
Prepaid expenses and other current assets	1,864	2,178
Total current assets	47,580	46,077
Property and equipment, net	35	51
Intangible assets, net	101	108
Total assets	$47,716	$46,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,473	$2,604
Accrued expenses and other current liabilities	6,404	5,371
Total current liabilities	7,877	7,975
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at June 30, 2018 and December 31, 2017; 24,031,191 and 21,541,909 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	24	22
Additional paid-in capital	625,024	599,876
Accumulated deficit	(585,209)	(561,637)
Total stockholders’ equity	39,839	38,261
Total liabilities and stockholders’ equity	$47,716	$46,236

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Expenses:
Research and development expenses	$7,962	$4,448	$18,962	$8,641
General and administrative expenses	2,196	1,997	4,884	4,084
Total expenses	10,158	6,445	23,846	12,725
Loss from operations	(10,158)	(6,445)	(23,846)	(12,725)
Other income, net	143	40	274	67
Net loss	$(10,015)	$(6,405)	$(23,572)	$(12,658)

Net loss per share — basic and diluted	$(0.43)	$(0.40)	$(1.04)	$(0.79)

Weighted average shares outstanding:
Basic and diluted	23,288,691	16,041,923	22,623,601	16,030,689

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,572)	$(12,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	23
Share-based compensation	1,236	1,322
Directors’ deferred compensation	83	83
Changes in assets and liabilities:
Prepaid expenses and other assets	314	299
Accounts payable	(1,131)	(617)
Accrued expenses and other liabilities	1,033	1,191
Net cash used in operating activities	(22,014)	(10,357)
Cash flows from investing activities:
Purchase of short-term investments, held to maturity	(34,111)	(11,200)
Proceeds from maturities of short-term investments, held to maturity	32,989	17,959
Net cash (used in) provided by investing activities	(1,122)	6,759
Cash flows from financing activities:
Net proceeds from the issuance of common stock	24,474	—
Tax payments related to shares withheld for vested restricted stock units	(643)	(156)
Net cash provided by (used in) financing activities	23,831	(156)
Net decrease in cash and cash equivalents	695	(3,754)
Cash and cash equivalents, beginning of period	15,816	8,910
Cash and cash equivalents, end of period	$16,511	$5,156

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

In 2016, the Company initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  Based on the results from this proof-of-concept clinical trial, the Company initiated in the third quarter of 2017 a randomized, placebo-controlled Phase 2 clinical trial to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment.  This trial is evaluating the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the percentage of patients with at least a 50 percent reduction in mean leaks per day at week 12, compared to baseline.  The trial has completed enrollment of 493 women and the Company expects top-line data early in the fourth quarter of 2018.

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

The Company’s ability to pursue the continued development of SARMs and its SARD program is contingent upon the Company’s ability to obtain additional funding. Accordingly, the Company is actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide the Company with the necessary resources for the development of enobosarm and its other SARM compounds, as well as its SARD technology.

During the three months ended June 30, 2018, the Company sold 1,501,501 shares of common stock under the At-the-Market Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent (“Stifel”) for net proceeds of $24,474.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018.

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

At June 30, 2018 and December 31, 2017, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2018 and December 31, 2017, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$254	$181	$535	$414
General and administrative expenses	377	520	784	991
Total share-based compensation	$631	$701	$1,319	$1,405

Share-based compensation expense recorded as general and administrative expense for the three months ended June 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $41 and $42, respectively.  Share-based compensation expense recorded as general and administrative expense for both the six months ended June 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $83.

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

The fair value of options granted was estimated using the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected price volatility	93.5%	91.0%	93.1%	88.5%
Risk-free interest rate	2.9%	2.0%	2.4%	2.2%
Weighted average expected life in years	6 years	6 years	7 years	7 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,900,496	$13.84
Options granted	459,000	13.12
Options forfeited or expired	(3,099)	170.97
Options outstanding at June 30, 2018	2,356,397	13.49

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs at December 31, 2017	380,500
RSUs granted	—
RSUs vested	(363,833)
RSUs forfeited	—
Nonvested RSUs at June 30, 2018	16,667

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

Weighted average potential shares of common stock of 10,971,072 and 8,720,616 for the three months ended June 30, 2018 and 2017, respectively, and 11,414,458 and 8,490,229 for the six months ended June 30, 2018 and 2017, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

4.              Stockholders’ Equity

On February 9, 2018, the Company entered into the ATM Sales Agreement with Stifel, pursuant to which the Company may offer and sell, from time to time, through Stifel, shares of the Company’s common stock, having an aggregate offering price of up to $50,000. During the three months ended June 30, 2018, the Company sold 1,501,501 shares of common stock under the ATM Sales Agreement for net proceeds of $24,474.  As of June 30, 2018, the Company had approximately $25,000 of common stock remaining available to be sold under the ATM Sales Agreement.

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

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 6,431,111 shares of common stock and warrants to purchase an aggregate of 6,430,948 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately. The warrants have a per share exercise price of $8.50, became exercisable on May 6, 2015 and will continue to be exercisable for four years thereafter.  In March 2018, certain holders of warrants issued in November 2014 exercised warrants covering 1,111,082 shares of common stock in a cashless exercise for which the Company issued an aggregate of 674,579 shares of common stock upon exercise.

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

·                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of enobosarm and any other SARM or SARD product candidates;

·                  the anticipated progress of our preclinical and clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;

·                  the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;

·                  our ability to obtain and maintain regulatory approvals of enobosarm and any other SARM or SARD product candidates and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

·                  our ability to market, commercialize and achieve market acceptance for our current and potential future product candidates;

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

Business Highlights

Our lead SARM candidate, enobosarm (GTx-024), has to date been evaluated in 27 completed or ongoing clinical trials, including in nine Phase 2 and two Phase 3 clinical trials.  These trials have enrolled over 2,100 subjects, of which approximately 1,500 subjects were treated with enobosarm. Enobosarm is the generic name given to the compound by the USAN Council and the World Health Organization and is the first compound to receive the SARM stem in its name, recognizing enobosarm as the first in this class of compounds. Enobosarm is currently our only clinical product candidate.

In 2016, we initiated a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI.  This is the first clinical trial to evaluate a SARM for the treatment of SUI.  In this Phase 2 proof-of-concept clinical trial, enobosarm 3 mg is being assessed as a potential treatment for postmenopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the clinical trial is the average number of SUI episodes per day on the 3-day voiding diary at 12 weeks, compared to baseline.

In the third quarter of 2017, we announced top-line clinical trial results from this proof-of-concept clinical trial demonstrating that a daily dose of enobosarm 3 mg substantially improved SUI in women, as well as related quality of life measurements. In this open-label clinical trial, a total of 19 postmenopausal women were enrolled by three clinical sites to receive enobosarm treatment.  Of the 18 evaluable patients completing the required 12 weeks of daily treatment, all saw a clinically meaningful reduction (50 percent or greater) in stress leaks per day, compared to baseline.  Additionally, data from the 18 evaluable patients completing treatment showed a mean decrease in stress leaks per day of 81 percent overall (5.17 mean leaks/day at baseline to 1.0 mean leaks/day at 12 weeks).  Patients were followed for up to an additional seven months post-treatment to assess the durability of treatment effect.  Further, women reported improved quality of life measurements at 12 weeks of treatment in various instruments collected in the clinical trial.

In March 2018, we announced updated results from this proof-of-concept clinical trial noting that to date, no patient, including 9 patients who had reached seven months post-treatment, had returned to baseline levels of SUI episodes.  Additionally, magnetic resonance imaging, or MRI, was used to quantitatively measure muscle in the pelvic floor of 17 women at 12 weeks compared to baseline.  The results demonstrated a statistically significant increase in pelvic floor muscle thickness and urethral muscle diameter after enobosarm treatment and support the mechanism of action of enobosarm on the pelvic floor.  Further, while all of the women in the trial had predominant SUI, 11 of the 18 women completing 12 weeks of treatment were determined to have both SUI and urge incontinence, or UI, at baseline, and these 11 women with mixed incontinence demonstrated a mean reduction in their UI episodes of approximately 68 percent.  9 of 11 women demonstrated a reduction in their number of UI leaks, compared to baseline, with 8 of 11 demonstrating a clinically meaningful reduction in their UI episodes per day of at least 50 percent.  In May 2018, we announced further updated results from this proof-of-concept clinical trial noting that to date, no patient, including 17 patients who had reached seven months post-treatment, had returned to baseline levels of SUI episodes.

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

The placebo-controlled Phase 2 clinical trial also includes a four-month, off-drug durability assessment in the first 225 patients enrolled.  This data will be announced simultaneously with the Phase 2 clinical trial top-line data.  Once the 225-patient cohort completes the four-month, off-drug durability assessment, those patients will have the option to enter an additional five-month, off-drug extension to provide a total of nine months of off-drug durability assessment in those patients choosing to do so.  We also have initiated an open-label safety extension study with each participating patient receiving 3 mg of oral enobosarm on a daily basis.

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

We have also previously evaluated several SARM compounds in preclinical models of Duchenne muscular dystrophy, or DMD, where a SARM’s ability to increase muscle mass may prove beneficial to patients suffering from DMD, which is a rare disease characterized by progressive muscle degeneration and weakness.  However, we will pursue no further development of this program unless we enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.

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

Our ability to pursue the continued development of SARMs and our SARD program is contingent upon our ability to obtain additional funding.  Accordingly, we are actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of enobosarm and our other SARMs, as well as our SARD technology. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties on acceptable terms, or at all.  If we are unsuccessful in establishing such arrangements and we are otherwise unable to raise substantial additional capital, we will likely need to alter, delay or abandon our product candidate development plans.

Financial Highlights

Our net loss for the six months ended June 30, 2018 was $23.6 million.  We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We do not expect that any of our product candidates, including enobosarm, will receive any regulatory approvals for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At June 30, 2018, we had cash, cash equivalents and short-term investments of $45.7 million compared to $43.9 million at December 31, 2017.  In the second quarter of 2018, we sold 1.5 million shares of common stock under our At-the-Market Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and raised net proceeds of $24.5 million.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  Also, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.  In any event, to conduct and complete any additional clinical studies of enobosarm or to potentially advance a SARD compound to a first-in-human clinical trial, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize enobosarm or any other potential SARM or SARD product candidates.

Product Development Programs

The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	Phase 2

Previously announced results from a Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm (3 mg) in postmenopausal women with SUI.

Completed enrollment in a placebo-controlled Phase 2 clinical trial of enobosarm (1 mg and 3 mg) to treat postmenopausal women with SUI. Top-line data is expected to be available early in the fourth quarter of 2018. Durability and open-label safety extension trials initiated in the second quarter of 2018.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development expenses	$254	$181	$535	$414
General and administrative expenses	377	520	784	991
Total share-based compensation	$631	$701	$1,319	$1,405

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended June 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $41,000 and $42,000, respectively.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for both the six months ended June 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $83,000.  At June 30, 2018, the total compensation cost related to non-vested stock options not yet recognized was approximately $9.4 million with a weighted average expense recognition period of 3.47 years. At June 30, 2018, the total compensation cost related to non-vested RSUs not yet recognized was approximately $8,400 with a weighted average expense recognition period of less than one month.

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

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

Research and Development Expenses

The following table identifies the research and development expenses for enobosarm, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended June 30,		Six Months Ended June 30,
Proposed Candidate / Proposed Indication	Program	2018	2017	2018	2017
		(in thousands)
Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$6,877	$1,494	$16,580	$2,283

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	616	1,548	1,408	3,357

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	158	742	395	1,627

Other research and development		311	664	579	1,374

Total research and development expenses		$7,962	$4,448	$18,962	$8,641

Research and development expenses increased to $8.0 million for the three months ended June 30, 2018 from $4.4 million for the three months ended June 30, 2017.  Research and development expenses increased to $19.0 million for the six months ended June 30, 2018 from $8.6 million for the six months ended June 30, 2017.

Research and development expenses for the three and six months ended June 30, 2018 for enobosarm for the treatment of postmenopausal women with SUI substantially increased from prior comparable periods due primarily to the initiation of a placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI, which opened for enrollment in the third quarter of 2017.

Research and development expenses for enobosarm for the treatment of women with ER positive and AR positive advanced breast cancer decreased from three and six months ended June 30, 2017 due primarily to the timing and nature of activities related to conducting the Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication.  The clinical trial commenced enrollment during the third quarter of 2015 and completed enrollment in the first quarter of 2017.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased for both the three and six months ended June 30, 2018 from the prior year comparable periods due to the timing and nature of activities related to conducting the first stage of the Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015.  During the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial and we are in the process of closing down the clinical trial.

“Other research and development” expenses for the three and six months ended June 30, 2018 decreased from the prior year comparable periods due to a decrease in expenses related primarily to fewer costs being incurred during the three and six months ended June 30, 2018 related to preclinical development of our SARD program than in the comparable periods.

General and Administrative Expenses

General and administrative expenses increased to $2.2 million for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017.  The increase in general and administrative expenses related primarily to increases in legal expenses incurred in the normal course of business, offset slightly by a decrease in share-based compensation expenses due to the vesting of employee RSUs on January 1, 2018.

General and administrative expenses increased to $4.9 million for the six months ended June 30, 2018 from $4.1 million for the six months ended June 30, 2017. The increase in general and administrative expenses related primarily to personnel costs, including bonuses paid to employees upon the achievement of certain development milestones in our placebo-controlled Phase 2 clinical trial of enobosarm to treat postmenopausal women with SUI and an increase in legal expenses incurred in the normal course of business.  These increased expenses were offset slightly by a decrease in share-based compensation expenses due to the vesting of employee RSUs on January 1, 2018.

Liquidity and Capital Resources

At June 30, 2018, we had cash, cash equivalents and short-term investments of $45.7 million compared to $43.9 million at December 31, 2017.  Net cash used in operating activities was $22.0 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively, and resulted primarily from funding our operations.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2018 and resulted primarily from the purchase of short-term investments of $34.1 million offset by maturities of short-term investments of $33.0 million.  Net cash provided by investing activities was $6.8 million for the six months ended June 30, 2017 and resulted primarily from the maturities of short-term investments of $18.0 million offset by the purchase of short-term investments of $11.2 million.

Net cash provided by financing activities for the six months ended June 30, 2018 of $23.8 million resulted from the sale of common stock under the ATM Sales Agreement with Stifel, offset slightly by $643,000 of tax payments related to shares withheld for vested restricted stock units.  Net cash used in financing activities for the six months ended June 30, 2017 was $156,000 for tax payments related to shares withheld for vested restricted stock units.

On February 9, 2018, we entered into an At-the-Market Equity OfferingSM Sales Agreement, or the sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agent pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50 million. We are not obligated to sell any shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Stifel will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the NASDAQ Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the sales agreement, Stifel may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We will pay Stifel a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares. In May 2018, we sold 1.5 million shares of common stock under the ATM Sales Agreement for net proceeds of $24.5 million.  As of June 30, 2018, we had approximately $25.0 million of common stock remaining available to be sold under the ATM Sales Agreement.  We cannot assure you that we will be able to sell all or any portion of the remaining shares subject to the sales agreement, particularly given the low trading volume of our common stock. In any event, even assuming we raise capital by selling some or all of the remaining shares subject to the sales agreement, we will continue to need to raise significant additional capital.

Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  Also, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.  In any event, to conduct and complete any additional clinical studies of enobosarm or to potentially advance a SARD compound to a first-in-human clinical trial, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016 and the sale of our common stock pursuant to the sales agreement with Stifel. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities, including the issuance and sale of additional shares of our common stock pursuant to the sales agreement with Stifel. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs, whether through potential future collaborative, partnering or other strategic relationships or otherwise, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that sufficient additional funding will be available on acceptable terms, or at all.

Contractual Obligations

At June 30, 2018, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations(2)	$406	$406	$—	$—	$—

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

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

There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of June 30, 2018, we had an accumulated deficit of $585.2 million. Our net loss for the six months ended June 30, 2018 was $23.6 million and we expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities and, if our development activities are successful, potentially seek regulatory approval of our current and potential future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our sole clinical product candidate, enobosarm (GTx-024), will require significant additional clinical development, financial resources and personnel in order to obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products.  While we announced in 2017 that our Phase 2 clinical trial of enobosarm to treat women with ER positive, AR positive advanced breast cancer achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we decided that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant development of enobosarm in this indication at this time.  Accordingly, our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI.  However, the development of enobosarm for the treatment of postmenopausal women with SUI is at an early stage, is subject to the substantial risk of failure inherent in the development of early-stage product candidates, and will require significant additional financial resources and personnel in order for such development to continue.  Our preclinical evaluation of our selective androgen receptor degrader, or SARD, technology will require significant additional financial resources and personnel to continue our development of the program.  Because of the numerous risks and uncertainties associated with developing and commercializing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, we do not expect to obtain any regulatory approvals to market enobosarm or any other SARM or SARD product candidates for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

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

·                  seek regulatory approval for enobosarm and any other SARM or SARD product candidates; and

·                  commercialize such product candidates, if any such product candidates receive regulatory approval for commercial sale.

At June 30, 2018, we had cash, cash equivalents and short-term investments of $45.7 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.  Also, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs beyond our current estimates or delay our development timelines, and we could otherwise exhaust our available financial resources sooner than we expect.  In any event, to conduct and complete any additional clinical studies of enobosarm or to potentially advance a SARD compound to a first-in-human clinical trial, we would need to obtain additional funding for such development, either through financing or by entering into collaborative, partnering or other strategic arrangements with third parties for such further development.

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

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARMs and/or SARDs programs as stockholders or otherwise.  To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016 and the sale of our common stock pursuant to an At-the-Market Equity OfferingSM Sales Agreement, or the sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel. Our stockholders may experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities, including the issuance and sale of additional shares of our common stock pursuant to the sales agreement with Stifel. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding the prospects of our development of enobosarm for the treatment of postmenopausal women with SUI and our ability to advance the development of enobosarm or SARDs, whether through potential future collaborative, partnering or other strategic relationships or otherwise, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, recent and potential future management turnover, and continued volatility and instability in the global financial markets. As a result of these and other factors, we cannot be certain that sufficient additional funding will be available on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We are substantially dependent on the success of enobosarm and our failure to advance the development of enobosarm or to obtain regulatory approval of enobosarm would significantly harm our prospects.*

Our current strategy is focused on, and our prospects are substantially dependent on, the further development of enobosarm for the treatment of postmenopausal women with SUI. Enobosarm is currently our only clinical product candidate. We are evaluating enobosarm for the treatment of postmenopausal women with SUI in Phase 2 clinical trials.  Even if our ongoing clinical trials are successful, we will still need to conduct costly and time-consuming additional clinical trials of enobosarm to determine whether enobosarm is a safe and effective treatment for postmenopausal women with SUI.

Preclinical studies, including studies of SARMs in animal models of disease, may not accurately predict the results of subsequent human clinical trials of enobosarm, including the results of our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in the mean number of daily SUI episodes following 12 weeks of treatment. Similarly, the fact that we reported positive top-line data from our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI does not ensure that our randomized, placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment will be successful. For example, even though we reported positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg in women whose advanced breast cancer is both ER positive and AR positive, we determined during the third quarter of 2017 that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Accordingly, we are in the process of closing down this Phase 2 proof-of-concept clinical trial.  Additionally, we have since decided not to pursue additional clinical development of enobosarm to treat women with ER positive, AR positive advanced breast cancer after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for potential approval, even though we recently announced our Phase 2 clinical trial of enobosarm in this indication achieved its primary efficacy endpoint in both the 9 mg and 18 mg cohorts of the clinical trial.  In addition, a number of companies in the pharmaceutical industry, including us and those with greater resources and experience than we have, have suffered significant setbacks in Phase 3 and later-stage clinical trials, even after receiving encouraging results in earlier clinical trials.  Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not be successful in developing enobosarm for the treatment of postmenopausal women with SUI, or in developing or partnering any of our product candidates, and it is possible that none of our current product candidates will ever become commercial products.

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

Our evaluation of our SARD program is at an early stage and to initiate and complete initial human clinical trials, we will require additional funding.  Further, we will pursue no further development of SARMS as a potential treatment for Duchenne muscular dystrophy, or DMD, unless we enter into new collaborative arrangements or other strategic transactions with third parties with expertise in DMD and orphan drug indications.  Accordingly, our current strategy and prospects are substantially dependent on the successful development of enobosarm for the treatment of postmenopausal women with SUI.  If we are unable to successfully further the development of and obtain regulatory approval of enobosarm for the treatment of postmenopausal women with SUI, and to obtain the necessary funding to do so, our prospects would be significantly harmed and we might need to cease operations.

We and any potential collaborators will not be able to commercialize enobosarm or any SARM or SARD product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.

Significant additional clinical development and financial resources will be required to obtain necessary regulatory approvals for our current and potential future product candidates and to develop them into commercially viable products.  Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  In this regard, from time to time, we have and may in the future publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

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

If the incidence of serious or other adverse events related to enobosarm or any other SARM or SARD product candidates increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we or any potential collaborators may conduct in the future or after any of our product candidates are approved and marketed:

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

Risks Related to Our Dependence on Third Parties

If we do not establish collaborations or other strategic arrangements for our SARM and SARD programs or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.*

Our strategy includes selectively partnering, collaborating, or entering into other strategic arrangements with other pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of enobosarm and any other SARM and SARD product candidates, and to provide funding for such activities. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our SARM or SARD programs on acceptable terms, or at all.  In addition, we are unable to predict when, if ever, we will enter into any additional collaborative, partnering or other such strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements, and we have otherwise been unsuccessful, for many years, in our efforts to establish such arrangements. If we are unable to negotiate new collaborative, partnering or other strategic arrangements with third parties for the further development of our SARM or SARD programs, we may have to curtail the development of enobosarm, reduce, delay, or terminate its development or one or more of our other SARM or SARD programs, delay a product candidate’s potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our enobosarm program if we are unable to raise sufficient funding for any additional clinical development of enobosarm through new collaborative, partnering or other strategic arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our SARMs beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for any such further development.  Likewise, to initiate and complete initial human clinical trials for our SARD program, we will require additional funding.  There can be no assurances that we will be successful in obtaining additional funding in any event.  If we are not able to raise substantial additional capital, either through financing or by entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our SARM and SARD programs, we will not be able to advance the development of enobosarm and/or our other SARM and SARD programs or otherwise bring our product candidates to market and generate product revenues.

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

We have in the past established and intend to continue to seek to establish collaborations with third parties to develop and commercialize of our current and potential future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in

March 2011, we and Ipsen Biopharm Limited, or Ipsen, mutually agreed to terminate our collaboration for the development and commercialization of our toremifene-based product candidate. As of the date of this report, we have no ongoing collaborations for the development and commercialization of any product candidate.  We may not be able to locate third-party collaborators to develop and market enobosarm and other SARM and SARD product candidates, and we lack the capital and resources necessary to develop any product candidates alone.

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

We rely on third-party vendors for the manufacture of SARM and SARD drug substance. If the contract manufacturers that we are currently utilizing to meet our supply needs for enobosarm or any potential future SARM or SARD product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of enobosarm or any potential future SARM or SARD product candidates. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If our suppliers fail to meet our requirements for our product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of our product candidates.

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

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for enobosarm and other SARM and SARD product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensor owns or controls such valid and enforceable patents or trade secrets.

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

The activities associated with the development and commercialization of drug candidates are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and by comparable authorities in other countries, including the European Medicines Agency, or EMA. Failure to obtain regulatory approval for a product candidate will prevent us or any potential collaborator from commercializing the product candidate. We have not received regulatory approval to market any product candidate in any jurisdiction, and we do not expect to obtain FDA, EMA or any other regulatory approvals to market enobosarm or any other SARM or SARD product candidates for the foreseeable future, if at all.  The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

We do not expect to receive regulatory approval for the commercial sale of enobosarm or any potential future SARM or SARD product candidates for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation”  under Part 1, Item 1 of our Annual Report on Form 10-K filed with the SEC on March 13, 2018, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR by inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies.  Drugs in commercial development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-110, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer, and Androscience Corporation’s androgen receptor degrader enhancer, ASC-J9, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. recently completed a Phase 1 study with EPI-506, an AR antagonist that targets the N-terminal domain of the AR, and has plans to develop a second generation agent.  C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation.  CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels, and recently initiated a clinical trial with CCS1477 in prostate cancer.  Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC, and has a lead candidate ORIC-101 in preclinical testing.  In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds.  Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy.  XTANDI® received FDA approval in July 2018 for the treatment of men with non-metastatic CRPC.  Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC and metastatic high-risk castration-sensitive prostate cancer.  Johnson & Johnson also received FDA approval for a second generation anti-androgen ERLEADA (apalutamide) for the treatment of men with non-metastatic castrate-resistant prostate cancer.  Bayer HealthCare and Orion Corporation are currently performing a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA examining safety and efficacy by measuring metastatic free survival.  Another target in prostate cancer that is being pursued by several companies is bromodomain inhibition.  Zenith Epigenetics, Gilead Sciences Inc. and GlaxoSmithKline are evaluating BET inhibitors in Phase 1-2 trials.

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

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. In addition, since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned. Primarily as a result of our October 2013 workforce reduction, only 27 employees remained as employees of GTx as of June 30, 2018.  Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees.  In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees.  Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We will need to hire additional employees in order to grow our business.  Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

As of June 30, 2018, we had only 27 employees and we will need to hire experienced personnel to develop and commercialize our enobosarm or any other SARM or SARD product candidates and to otherwise grow our business, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Competition exists for qualified personnel in the biotechnology field.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future.  This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future.  In this regard, the closing sale price for our common stock has varied between a high of $23.25 on March 5, 2018 and a low of $5.16 on July 6, 2017 in the twelve-month period ended June 30, 2018.  The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

·                  our ability to enter into new collaborative, licensing or other strategic arrangements with respect to our SARM and SARD programs;

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

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of the Healthcare Reform Act or changes in tariffs and other restrictions on free trade stemming from the Trump Administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations may adversely affect the trading price of our common stock.

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

As of June 30, 2018, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 66.6% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 30.1% of our outstanding common stock as well as warrants to purchase up to an additional 3.2 million shares of common stock.  As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

Our ability to use our federal and state net operating loss carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating loss carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating loss carryforwards. On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Reform Act. Under the Tax Reform Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the Tax Reform Act.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited.  We completed a study through December 31, 2016 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through June 30, 2018. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination.  In any event, our 2016 and 2017 equity offerings, our past and potential future issuances of common stock pursuant to the sales agreement with Stifel, other future equity offerings and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation.  If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended June 30, 2018, the average daily trading volume of our common stock on The Nasdaq Capital Market was only 79,963 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of June 30, 2018, we had 24,031,191 shares of common stock outstanding.  In addition, as a result of the low trading volume of our common stock, which was exacerbated by the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. Moreover, in February 2018, we entered into the sales agreement with Stifel under which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million through Stifel. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market, including pursuant to the sales agreement with Stifel, without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

The comprehensive U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.

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

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015

3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016

3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	5/10/2016

4.10	Form of Common Stock Warrant, issued by Registrant	S-3	333-221040	4.9	10/20/2017

pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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

GTx, Inc.

Date: August 14, 2018	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)