Form 10-Q
period 2018-09-30
GTX INC /DE/
filed 2018-11-08
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 5, 2018, 24,051,844 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.
CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,089	$15,816
Short-term investments	14,984	28,083
Prepaid expenses and other current assets	2,071	2,178
Total current assets	40,144	46,077
Property and equipment, net	28	51
Intangible assets, net	97	108
Total assets	$40,269	$46,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,121	$2,604
Accrued expenses and other current liabilities	6,184	5,371
Total current liabilities	9,305	7,975
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at September 30, 2018 and December 31, 2017; 24,051,844 and 21,541,909 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	24	22
Additional paid-in capital	625,580	599,876
Accumulated deficit	(594,640)	(561,637)
Total stockholders’ equity	30,964	38,261
Total liabilities and stockholders’ equity	$40,269	$46,236

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Expenses:
Research and development expenses	$7,467	$5,914	$26,429	$14,555
General and administrative expenses	2,160	2,617	7,044	6,701
Total expenses	9,627	8,531	33,473	21,256
Loss from operations	(9,627)	(8,531)	(33,473)	(21,256)
Other income, net	196	27	470	94
Net loss	$(9,431)	$(8,504)	$(33,003)	$(21,162)

Net loss per share — basic and diluted	$(0.39)	$(0.53)	$(1.43)	$(1.32)

Weighted average shares outstanding:
Basic and diluted	24,045,992	16,115,835	23,108,442	16,059,383

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,003)	$(21,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	35
Share-based compensation	1,677	2,225
Directors’ deferred compensation	124	124
Changes in assets and liabilities:
Prepaid expenses and other assets	107	380
Accounts payable	517	1,231
Accrued expenses and other liabilities	813	3,437
Net cash used in operating activities	(29,731)	(13,730)
Cash flows from investing activities:
Purchase of short-term investments, held to maturity	(44,155)	(11,400)
Proceeds from maturities of short-term investments, held to maturity	57,254	24,159
Net cash provided by investing activities	13,099	12,759
Cash flows from financing activities:
Net proceeds from the issuance of common stock	24,474	45,648
Tax payments related to shares withheld for vested restricted stock units	(672)	(156)
Proceeds from exercise of employee stock options	103	—
Net cash provided by financing activities	23,905	45,492
Net increase in cash and cash equivalents	7,273	44,521
Cash and cash equivalents, beginning of period	15,816	8,910
Cash and cash equivalents, end of period	$23,089	$53,431

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.  Business and Basis of Presentation

GTx, Inc. (“GTx” or the “Company”), a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions.

In 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary selective androgen receptor degrader (“SARD”) technology which may have the potential to provide compounds that can degrade multiple forms of androgen receptor to treat those patients who do not respond or are resistant to current therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company plans to complete ongoing mechanistic preclinical studies by the end of 2018 or early in the first quarter of 2019, select the most appropriate SARD compounds to move forward with those additional preclinical studies required to file an investigational new drug application (“IND”) in 2019, and potentially advance one of its SARD compounds into a first-in-human clinical trial in 2020.  While the Company believes that its existing capital resources will be adequate to enable it to conduct and complete planned IND-enabling preclinical studies of SARD compounds during 2019, it will require significant additional financial resources in order to initiate and complete initial human clinical trials and to otherwise further the development of its SARD program. Accordingly, the Company is actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide it with the necessary resources for the development of its SARD program.

The Company has also been developing selective androgen receptor modulators (“SARMs”), including, enobosarm (GTx-024).  Most recently, enobosarm was evaluated in post-menopausal women with SUI compared to placebo.  During the third quarter of 2018, the Company announced that the Phase 2 double-blind, placebo-controlled clinical trial of orally-administered enobosarm (3 mg or 1 mg) in post-menopausal women with SUI, did not achieve statistical significance on the primary endpoint for the trial. Enobosarm was generally safe and well tolerated, and reported adverse events were minimal and similar across all treatment groups. The Company is conducting a comprehensive review of all the clinical trial data and is consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development.  Even if the Company determines that there is a rationale for continued SARM development, it does not expect to conduct any further development of enobosarm and its other SARMs absent it raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If the Company is unable to determine such a rationale or to raise additional funds for the continued development of enobosarm and its other SARMs, it may determine to discontinue the development of enobosarm and its SARM program altogether, in which case the Company will not receive any return on its investment in enobosarm and its other SARMs.

The Company also evaluated enobosarm as a hormonal therapy for women with estrogen receptor positive and androgen receptor positive breast cancer in a Phase 2 clinical trial. The trial met the primary efficacy endpoint in the trial; however, approximately one year ago, the Company determined that treatment paradigms had shifted to immunotherapies and/or combination therapies, and that it was no longer feasible for the Company to conduct further development of enobosarm in breast cancer.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

At September 30, 2018 and December 31, 2017, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at September 30, 2018 and December 31, 2017, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date the condensed financial statements were issued.  There were no material recognizable or nonrecognizable subsequent events during the period evaluated.

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$92	$368	$627	$782
General and administrative expenses	390	576	1,174	1,567
Total share-based compensation	$482	$944	$1,801	$2,349

Share-based compensation expense recorded as general and administrative expense for both the three months ended September 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $41.  Share-based compensation expense recorded as general and administrative expense for both the nine months ended September 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $124.

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

The fair value of options granted was estimated using the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected price volatility	93.1%	88.5%
Risk-free interest rate	2.4%	2.2%
Weighted average expected life in years	7 years	6.9 years

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,900,496	$13.84
Options granted	472,000	13.32
Options exercised	(6,000)	17.23
Options forfeited or expired	(3,299)	171.83
Options outstanding at September 30, 2018	2,363,197	13.51

The Company estimates the fair value of RSUs using the closing price of its stock on the grant date.  The fair value of RSUs is amortized on a straight-line basis over the requisite service period of the awards.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

The following is a summary of the RSU transactions for all of the Company’s equity incentive plans since the Company’s most recent fiscal year end:

Number of Shares
Nonvested RSUs at December 31, 2017	380,500
RSUs granted	—
RSUs vested	(380,500)
RSUs forfeited	—
Nonvested RSUs at September 30, 2018	—

3.              Basic and Diluted Net Loss Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share gives effect to the dilutive potential of common stock consisting of stock options, unvested RSUs and common stock warrants.

Weighted average potential shares of common stock of 10,971,031 and 8,741,251 for the three months ended September 30, 2018 and 2017, respectively, and 11,265,025 and 8,574,822 for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the calculations of diluted net loss per share as inclusion of the potential shares would have had an anti-dilutive effect on the net loss per share for the periods.

4.              Stockholders’ Equity

On February 9, 2018, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent (“Stifel”), pursuant to which the Company may offer and sell, from time to time, through Stifel, shares of the Company’s common stock, having an aggregate offering price of up to $50,000. On May 16, 2018, the Company sold 1,501,501 shares of common stock under the ATM Sales Agreement for net proceeds of $24,474.  As of September 30, 2018, the Company had approximately $25,000 of common stock remaining available to be sold under the ATM Sales Agreement.

On September 29, 2017, the Company completed a private placement of units consisting of an aggregate of 5,483,320 shares of common stock and warrants to purchase an aggregate of 3,289,988 shares of its common stock for net proceeds of $45,648, after deducting placement agent fees and other offering expenses. The purchasers in the private placement consisted solely of accredited investors that included certain institutional and existing stockholders, including a member of the Company’s board of directors.  The warrants, which have five year terms expiring on September 29, 2022, are immediately exercisable and have a per share exercise price of $9.02.  The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock.  As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and are classified in stockholders’ equity.  The fair value of the warrants was estimated at $21,069 using the Black-Scholes Model with the following assumptions: expected volatility of 97%, risk free interest rate of 1.92%, expected life of five years and no dividends.  The net proceeds from the private placement were allocated to the common stock and warrants based upon their relative fair values.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•                  the implementation of our business strategies, including our ability to preserve or realize any significant value from our selective androgen receptor degrader, or SARD, and selective androgen receptor modulator, or SARM, programs;

•                  our expectations regarding the near-term development of our SARD program and the anticipated timing thereof;

•                  the therapeutic and commercial potential of, and our ability to advance the development of our SARD program and potentially, SARMs;

•                  the timing, scope and anticipated initiation, enrollment and completion of any future clinical trials that we may conduct;

•                  our ability to raise additional capital, whether through potential new collaborative, partnering or other strategic arrangements or otherwise;

•                  the anticipated progress of our preclinical and clinical programs, including whether our future preclinical and clinical trials will achieve clinically relevant results;

•                  our ability to obtain and maintain regulatory approvals of any SARD or SARM product candidate;

•                  our ability to market, commercialize and achieve market acceptance for our current and potential future product candidates;

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

Overview

Business Overview and Highlights

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions.  Under an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, we are developing UTRF’s proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade multiple forms of androgen receptor, or AR, thereby inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current therapies.  In some men with CRPC, current prostate cancer therapy is not effective or subject to emerging resistance. We believe that SARDs may be first-in-class dual-interacting AR antagonists and degraders, and may therefore potentially treat CRPC in men who are non-responsive to current androgen targeted therapies.  We plan to complete ongoing mechanistic preclinical studies by the end of 2018 or early in the first quarter of 2019, select the most appropriate SARD compounds to move forward with those additional preclinical studies required to file an investigational new drug application, or IND, in 2019, and potentially advance one of our SARD compounds into a first-in-human clinical trial in 2020.

Our selective androgen receptor modulator, or SARM, candidate, enobosarm (GTx-024), was evaluated in post-menopausal women with stress urinary incontinence, or SUI.  Based on the results from our enobosarm Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial, in the third quarter of 2017, we initiated a randomized, placebo-controlled Phase 2 clinical trial, or the ASTRID trial, at over 60 clinical trial centers in the United States to evaluate the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment. The ASTRID trial evaluated the safety and efficacy of enobosarm (1 mg and 3 mg) compared with placebo in post-menopausal women who have demonstrated SUI symptoms for more than six months, with an average of 3 to 15 reported SUI episodes per day over a three-day period, and a positive bladder stress test. The primary endpoint for the ASTRID trial was the percentage of patients with at least a 50 percent reduction in mean leaks per day at week 12, compared to baseline.  During the third quarter of 2018, we announced that the ASTRID trial failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo.  The percentage of patients with a greater than 50% reduction after 12 weeks of enobosarm treatment was 58.9% for 3 mg, 57.7% for 1 mg and 52.7% for placebo. Enobosarm was generally safe and well tolerated, and reported adverse events were minimal and similar across all treatment groups. We are completing the wrap up of the ASTRID trial and have discontinued related durability and open-label safety extension studies.

We have previously evaluated enobosarm in a Phase 2 clinical trial designed to evaluate the efficacy and safety of a 9 mg and 18 mg dose of enobosarm in patients whose advanced breast cancer is both estrogen receptor, or ER, positive and AR positive.  We announced in November 2016 that enobosarm achieved the pre-specified primary efficacy endpoint in the 9 mg dose cohort with 9 patients achieving a clinical benefit response, or CBR, defined as a complete response, partial response, or stable disease, among the first 22 evaluable patients in that cohort.  In November 2017, we announced that in the 9 mg cohort, a total of 14 patients achieved a CBR following 24 weeks of treatment.  We also announced in November of 2017 that the 18 mg cohort achieved the pre-specified primary efficacy endpoint as 12 patients achieved a CBR at 24 weeks.  Further, there are three women in the trial who continue to respond to treatment after almost two years on enobosarm (two have stable disease, one now has a partial response).  Although both the 9 mg and 18 mg cohorts met the primary efficacy endpoint in the Phase 2 clinical trial, after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, we decided in the third quarter of 2017 that the time and cost of conducting the necessary clinical trials for potential approval in this indication does not warrant further development of enobosarm in this indication.

We are conducting a comprehensive review of all of the data from the ASTRID trial and are consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development.  Even if we determine that there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to determine such a rationale or to raise additional funds for the continued development of enobosarm and our other SARMs, we may determine to discontinue the development of enobosarm and our SARM program altogether, in which case we will not receive any return on our investment in enobosarm and our other SARMs.

With respect to our SARD program, while we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds during 2019, we will require significant additional financial resources in order to initiate and complete initial human clinical trials and to otherwise further the development of our SARD program. Accordingly, we are actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of our SARD program. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties on acceptable terms, or at all.  If we are unsuccessful in establishing such arrangements and we are otherwise unable to raise substantial additional capital, we may determine to cease operations.

Financial Highlights

Our net loss for the nine months ended September 30, 2018 was $33.0 million.  We expect to incur significant operating losses for the foreseeable future as we continue our preclinical and clinical development activities.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We do not expect that any of our product candidates, including enobosarm, will receive any regulatory approvals for the foreseeable future, and it is possible that none of our product candidates will ever receive any regulatory approvals.

At September 30, 2018, we had cash, cash equivalents and short-term investments of $38.1 million compared to $43.9 million at December 31, 2017.  In May 2018, we sold 1.5 million shares of common stock under our At-the-Market Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and raised net proceeds of$24.5 million.

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

While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds during 2019, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  Likewise, even if we determine that there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to raise sufficient additional funds for the development of our SARD and SARM programs, or if we otherwise determine to discontinue the development of both our SARD and SARM programs, we may then be determining to cease operations.

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. In addition, although we have entered into the ATM Sales Agreement under which approximately $25.0 million of shares of our common stock remained available for sale at September 30, 2018, it is unlikely we could raise sufficient amounts under the ATM Sales Agreement to permit us to initiate and complete initial human clinical trials of a SARD compound or to continue the development of enobosarm even if we determine that there is a rationale for doing so, and given our currently-depressed stock price, the ATM Sales Agreement is not otherwise expected to be a practical source of liquidity for us at this time.

Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds, we will need to make further reductions in our workforce and otherwise continue to reduce our expenditures, perhaps significantly, in order to preserve our cash. Further cost-cutting measures that we may take may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and our ability to derive any value from our SARD and SARM programs.  In any event, in order to further the development of our SARD program and to continue the development of enobosarm and our SARM program, if at all, we will need to raise substantial additional capital. Our failure to do so could result in our determining to cease operations.

Research and Development

Since our inception in 1997, we have been focused on drug discovery and development programs.  Research and development expenses include, but are not limited to, our expenses for personnel and supplies associated with our research activities, screening and identification of product candidates, formulation and synthesis activities, manufacturing, preclinical studies, toxicology studies, clinical trials, regulatory and medical affairs activities, quality assurance activities and license fees. We expect that our research and development expenses for fiscal year 2018 will increase as compared to fiscal year 2017 primarily due to the ASTRID trial and the related extension studies.

There is a risk that any drug discovery and development program may not produce revenue.  Moreover, because of the uncertainties inherent in drug discovery and development, including those factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we may not be able to successfully develop and commercialize any product candidates.

Product Development Programs

The following table identifies the development phase and status for each of our clinical and preclinical product development programs:

Product Candidate/ Proposed Indication	Program	Development Phase	Status

SARDs Treatment of castration resistant prostate cancer	SARD	Preclinical	Preclinical studies are ongoing to select the most appropriate SARD compounds to move into IND-enabling preclinical studies.

Enobosarm Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	Phase 2

Announced in September 2018 that the ASTRID trial failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. We are conducting a comprehensive review of all of the data from the ASTRID trial and are consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development.

Enobosarm Treatment of women with ER positive/AR positive advanced breast cancer (9 mg and 18 mg)	SARM	Phase 2

Completing an ongoing Phase 2 open-label clinical trial evaluating enobosarm in patients whose advanced breast cancer is both ER positive and AR positive. Achieved primary efficacy endpoint in both the 9 mg and 18 mg cohorts. Determined in the third quarter of 2017 to cease further development of enobosarm in this indication.

Enobosarm Treatment of women with advanced AR positive TNBC (18 mg)	SARM	Phase 2

Previously announced there were insufficient patients achieving clinical benefit from enobosarm treatment to continue the Phase 2 open-label proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive TNBC.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development expenses	$92	$368	$627	$782
General and administrative expenses	390	576	1,174	1,567
Total share-based compensation	$482	$944	$1,801	$2,349

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for both the three months ended September 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $41,000.  Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for both the nine months ended September 30, 2018 and 2017 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $124,000.  At September 30, 2018, the total compensation cost related to non-vested stock options not yet recognized was approximately $8.9 million with a weighted average expense recognition period of 3.2 years.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses

The following table identifies the research and development expenses for enobosarm, as well as research and development expenses pertaining to our other research and development efforts, for each of the periods presented.  Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended September 30,		Nine Months Ended September 30,
Proposed Candidate / Proposed Indication	Program	2018	2017	2018	2017
		(in thousands)
Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$6,684	$3,594	$23,264	$5,877

Enobosarm
Treatment of women with ER positive and AR positive advanced breast cancer (9 mg and 18 mg)	SARM	278	1,129	1,686	4,486

SARDs
Treatment of castration resistant prostate cancer	SARD	257	504	703	1,577

Enobosarm
Treatment of women with advanced AR positive TNBC (18 mg)	SARM	181	545	576	2,172

Other research and development		67	142	200	443

Total research and development expenses		$7,467	$5,914	$26,429	$14,555

Research and development expenses increased to $7.5 million for the three months ended September 30, 2018 from $5.9 million for the three months ended September 30, 2017.  Research and development expenses increased to $26.4 million for the nine months ended September 30, 2018 from $14.6 million for the nine months ended September 30, 2017.

Research and development expenses for the three and nine months ended September 30, 2018 for enobosarm for the treatment of postmenopausal women with SUI substantially increased from prior comparable periods due to the ASTRID trial, which opened for enrollment in the third quarter of 2017 and completed enrollment in the second quarter of 2018, and due to the related durability and open-label safety extension studies, which initiated in the second quarter of 2018.  During the third quarter of 2018, we announced that the ASTRID trial failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. We are completing the wrap up of the Phase 2 placebo-controlled clinical trial and have discontinued the related durability and open-label safety extension studies.

Research and development expenses for enobosarm for the treatment of women with ER positive and AR positive advanced breast cancer decreased from three and nine months ended September 30, 2017 due primarily to the timing and nature of activities related to conducting the Phase 2 clinical trial evaluating enobosarm 9 mg and enobosarm 18 mg in this indication.  The clinical trial commenced enrollment during the third quarter of 2015 and completed enrollment in the first quarter of 2017.

Research and development expenses for the SARD program for the three and nine months ended September 30, 2018 decreased from the prior year comparable periods due to fewer drug formulation and preclinical research expenses being incurred during the three and nine months ended September 30, 2018 than in the comparable periods.  We expect increased research and development expenses for the SARD program in the fourth quarter of 2018 and in 2019 as we plan to complete ongoing mechanistic preclinical studies by the end of 2018 or early in the first quarter of 2019, and to select the most appropriate SARD compounds to move forward with IND-enabling preclinical studies in 2019.

Research and development expenses for enobosarm for the treatment of women with AR positive TNBC decreased for both the three and nine months ended September 30, 2018 from the prior year comparable periods due to the timing and nature of activities related to conducting the first stage of the Phase 2 clinical trial, which commenced enrollment during the fourth quarter of 2015.  During the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue this clinical trial.

General and Administrative Expenses

General and administrative expenses decreased to $2.2 million for the three months ended September 30, 2018 from $2.6 million for the three months ended September 30, 2017.  The decrease in general and administrative expenses related primarily to decreases in personnel expenses as the prior year included payment of employee bonuses during the three month period ended September 30, 2017 and a decrease in share-based compensation expenses due to the vesting of employee RSUs on January 1, 2018.  These decreased expenses were offset slightly by an increase in legal expenses incurred in the normal course of business.

General and administrative expenses increased to $7.0 million for the nine months ended September 30, 2018 from $6.7 million for the nine months ended September 30, 2017. The increase in general and administrative expenses related primarily to an increase in legal expenses incurred in the normal course of business.  These increased expenses were offset slightly by a decrease in share-based compensation expenses due to the vesting of employee RSUs on January 1, 2018.

Liquidity and Capital Resources

At September 30, 2018, we had cash, cash equivalents and short-term investments of $38.1 million compared to $43.9 million at December 31, 2017.  Net cash used in operating activities was $29.7 million and $13.7 million for the nine months ended September 30, 2018 and 2017, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $13.1 million for the nine months ended September 30, 2018 and resulted primarily from maturities of short-term investments of $57.3 million offset by the purchase of short-term investments of $44.2 million.  Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2017 and resulted primarily from the maturities of short-term investments of $24.2 million offset by the purchase of short-term investments of $11.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 of $23.9 million resulted from the sale of common stock under the ATM Sales Agreement with Stifel and proceeds from the exercise of stock options of $103,000, offset slightly by $672,000 of tax payments related to shares withheld for vested restricted stock units.  Net cash provided by financing activities for the nine months ended September 30, 2017 of $45.5 million reflects proceeds from the issuance of common stock and warrants in our September 2017 private placement, partially offset by $156,000 for tax payments related to shares withheld for vested RSUs.

In February 2018, we entered into the ATM Sales Agreement, pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50 million. We are not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the sales agreement, Stifel will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the NASDAQ Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the ATM Sales Agreement, Stifel may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We will pay Stifel a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares. In May 2018, we sold 1.5 million shares of common stock under the ATM Sales Agreement for net proceeds of $24.5 million.  As of September 30, 2018, we had approximately $25.0 million of common stock remaining available to be sold under the ATM Sales Agreement.  However, it is unlikely we could raise sufficient amounts under the ATM Sales Agreement to permit us to initiate and complete initial human clinical trials of a SARD compound or to continue the development of enobosarm even if we determine that there is a rationale for doing so, and given our currently-depressed stock price, the ATM Sales Agreement is not otherwise expected to be a practical source of liquidity for us at this time.

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

While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds during 2019, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  Likewise, even if we determine that there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to raise sufficient additional funds for the development of our SARD and SARM programs, or if we otherwise determine to discontinue the development of both our SARD and SARM programs, we may then be determining to cease operations.

Our estimate of the period of time or events through which our financial resources will be adequate to support our projected operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed under Part II, Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.  Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with the future development of our product candidates, if any.  Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress and cost of our preclinical and potential future clinical development programs;

•                  the terms and timing of any potential collaborative, partnering and other strategic arrangements that we may establish;

•                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

•                  potential future clinical trial results;

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

Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds, we will need to make further reductions in our workforce and otherwise continue to reduce our expenditures, perhaps significantly, in order to preserve our cash. Further cost-cutting measures that we may take may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and our ability to derive any value from our SARD and SARM programs.  In any event, in order to further the development of our SARD program and continue the development of enobosarm and our SARM program, if at all, we will need to raise substantial additional capital. Our failure to do so could result in our determining to cease operations.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates and intellectual property rights thereof, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARD and/or SARM programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently-depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016 and the sale of our common stock pursuant to the ATM Sales Agreement. Our stockholders will experience additional, perhaps substantial, dilution should we again raise additional funds following by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the ASTRID trial to meet its primary endpoint and the resulting significant uncertainty regarding our prospects to continue as a going concern.  Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, potential future management turnover, and volatility and instability in the global financial markets. As a result of these and other factors, there is no guarantee that sufficient additional funding will be available to us on acceptable terms, or at all.

Contractual Obligations

At September 30, 2018, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations(2)	$284	$284	$—	$—	$—

(1)         This table does not include any royalty obligations under our SARD and SARM license agreements with UTRF as the timing and likelihood of such payments are not known. In addition to the minimum payments due under our SARD and SARM license agreements, we may be required to pay royalties on any net sales of product if we receive regulatory approval for a SARD or SARM, including enobosarm, product candidate and successfully market the product.  Additionally, if we sublicense rights under our SARD or SARM license agreements, we also are obligated to pay a sublicense royalty on any licensing fee or milestone payments we may receive from a sublicensee.

(2)         Our long-term commitment under the operating lease consists of payments relating to a lease for office space at 175 Toyota Plaza, Memphis, Tennessee, which expires on April 30, 2019.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

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

There were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of September 30, 2018, we had an accumulated deficit of $594.6 million. Our net loss for the nine months ended September 30, 2018 was $33.0 million and we expect to incur significant operating losses for the foreseeable future depending on the extent of our preclinical and clinical development activities and, if any such development activities are successful, potentially seeking regulatory approval of our current and potential future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our sole clinical product candidate, enobosarm, would require significant additional clinical development, financial resources and personnel in order to potentially obtain necessary regulatory approvals for this product candidate and to develop it and our other SARMs into commercially viable products. A substantial portion of our recent efforts and expenditures have been devoted to, and our prospects were substantially dependent upon, the development of enobosarm for the treatment of postmenopausal women with stress urinary incontinence, or SUI.  However, in September 2018, we announced that our placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment, or the ASTRID trial, failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. The failure of the ASTRID trial to achieve its primary endpoint has significantly depressed our stock price and has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements to further the development of enobosarm, and consequently, enobosarm’s prospects and our prospects to continue as a going concern have been severely diminished. While we are conducting a comprehensive review of all of the data from the ASTRID trial and are consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to determine a rationale for continued SARM development or to raise additional funds for the continued development of enobosarm and our other SARMs, we may determine to discontinue the development of enobosarm and our SARM program altogether, in which case we will not receive any return on our investment in enobosarm and our other SARMs.

In addition, our preclinical evaluation of our SARD technology is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage programs. While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned investigational new drug application, or IND, enabling preclinical studies of our SARD compounds, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.

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

If we are unable to raise sufficient additional funds for the development of our SARD and SARM programs, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD and/or SARM programs, we may determine to cease operations.  Even if we are able to raise additional funds to permit the continued development of our SARD and/or SARM programs, if we and/or any potential collaborators are unable to develop and commercialize our SARDs or SARM technology, if development is further delayed or is eliminated, or if sales revenue from any SARD or SARM products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

We will need to raise substantial additional capital and may be unable to raise the capital necessary to permit the continued development of our SARD and/or SARM programs, which would force us to delay, reduce or eliminate our SARD and/or SARM programs and could cause us to cease operations.*

At September 30, 2018, we had cash, cash equivalents and short-term investments of $38.1 million. Based on our current business plan and assumptions, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.

While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds during 2019, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  Likewise, even if we determine that there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to raise sufficient additional funds for the development of our SARD and SARM programs, or if we otherwise determine to discontinue the development of both our SARD and SARM programs, we may then be determining to cease operations.

Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress and cost of our preclinical and potential future clinical development programs;

•                  the terms and timing of any potential collaborative, partnering and other strategic arrangements that we may establish;

•                  the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any;

•                  potential future clinical trial results;

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

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. In addition, although we have entered into an At-the-Market Equity OfferingSM Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or the ATM Sales Agreement, under which approximately $25.0 million of shares of our common stock remained available for sale at September 30, 2018, it is unlikely we could raise sufficient amounts under the ATM Sales Agreement to permit us to initiate and complete initial human clinical trials of a SARD compound or to continue the development of enobosarm, even if we determine that there is a rationale for doing so, and given our currently-depressed stock price, the ATM Sales Agreement is not otherwise expected to be a practical source of liquidity for us at this time.

Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds, we will need to make further reductions in our workforce and otherwise continue to reduce our expenditures, perhaps significantly, in order to preserve our cash. Further cost-cutting measures that we may take may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and our ability to derive any value from our SARD and SARM programs.  In any event, in order to further the development of our SARD program and to continue the development of enobosarm and our SARM program, if at all, we will need to raise substantial additional capital. Our failure to do so could result in our determining to cease operations.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates and intellectual property rights thereof, or grant licenses on terms that are not favorable to us, any of which could result in the stockholders of GTx having little or no continuing interest in our SARD and/or SARM programs as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently-depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016 and the sale of our common stock pursuant to the ATM Sales Agreement. Our stockholders will experience additional, perhaps substantial, dilution should we again raise additional funds following by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the ASTRID trial to meet its primary endpoint and the resulting significant uncertainty regarding our prospects to continue as a going concern. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, potential future management turnover, and volatility and instability in the global financial markets. As a result of these and other factors, there is no guarantee that sufficient additional funding will be available to us on acceptable terms, or at all.

Risks Related to Development of Product Candidates

We have been substantially dependent on the success of enobosarm, and the recent failure of the ASTRID trial to meet its primary endpoint has severely diminished enobosarm’s prospects and our prospects to continue as a going concern.  In addition, our failure to obtain funding for and to advance the development of our SARD program would significantly harm our prospects.*

A substantial portion of our recent efforts and expenditures have been devoted to, and our prospects were substantially dependent upon, the development of enobosarm for the treatment of postmenopausal women with SUI.  However, in September 2018, we announced that the ASTRID trial failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. The failure of the ASTRID trial to achieve its primary endpoint has significantly depressed our stock price and has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements to further the development of enobosarm, and consequently, enobosarm’s prospects and our prospects to continue as a going concern have been severely diminished. While we are conducting a comprehensive review of all of the data from the ASTRID trial and are consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to determine a rationale for continued SARM development or to raise additional funds for the continued development of enobosarm and our other SARMs, we may determine to discontinue the development of enobosarm and our SARM program altogether, in which case we will not receive any return on our investment in enobosarm and our other SARMs.

Even if we determine a rationale for continued SARM development and are able to raise additional funds to permit the continued development enobosarm and our SARM program, there can be no guarantee that such continued development, if any, would be successful.  For example, even though we reported positive results from our Phase 2 proof-of-concept clinical trial evaluating enobosarm 9 mg and 18 mg in women whose advanced breast cancer is both estrogen receptor, or ER, positive and androgen receptor, or AR, positive, we determined during the third quarter of 2017 the treatment paradigm for treating this disease has shifted to immune and combination therapies, diminishing the prospects for developing enobosarm as another hormonal therapy. Accordingly, we are in the process of closing down this Phase 2 clinical trial and have no further plans to continue development of enobosarm as a treatment for breast cancer.  In addition, enobosarm was the subject of our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm 3 mg, the same enobosarm dosage that was the subject of the ASTRID trial, for the prevention and treatment of muscle wasting in patients with advanced non-small cell lung cancer, or NSCLC. We announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as required by the U.S Food and Drug Administration, or the FDA. As these examples illustrate, despite positive results that we have reported in the past for enobosarm, including the positive top-line data from our Phase 2 open-label, non-placebo controlled, proof-of-concept clinical trial evaluating enobosarm in postmenopausal women with SUI, there is significant uncertainty regarding whether potential future clinical trials that we may conduct, if any, will be successful or will otherwise demonstrate statistically sufficient efficacy to support any regulatory approvals of enobosarm.

In addition, we are currently focused on the further development of our SARD program. Our preclinical evaluation of our SARD technology is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage programs. While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program. Our failure to obtain funding for and to advance the development of our SARD program would significantly harm our prospects.

In any event, if we are unable to raise sufficient additional funds for the development of our SARD and SARM programs, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of both our SARD and SARM programs, we may then be determining to cease operations.

We and any potential collaborators will not be able to commercialize any SARD or SARM product candidates if our preclinical studies do not produce successful results or if our clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional clinical development, financial resources and personnel would be required to obtain necessary regulatory approvals for our current and potential future product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and top-line or interim results of a clinical trial do not necessarily predict final results. In this regard, from time to time, we have and may in the future publish or report top-line, interim or other preliminary data from our clinical trials, which data is based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the applicable trial. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Similarly, interim or other preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Top-line, interim and other preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from such top-line, interim or other preliminary data we previously published. As a result, top-line, interim or preliminary data should be viewed with caution until the final data are available.

Typically, the failure rate for development candidates is high. If a product candidate fails at any stage of development, we will not have the anticipated revenues from that product candidate to fund our operations, and we will not receive any return on our investment in that product candidate.  For example, in September 2018, we announced that the ASTRID trial failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. The failure of the ASTRID trial to achieve its primary endpoint has significantly depressed our stock price and has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements to further the development of enobosarm, and consequently, enobosarm’s prospects and our prospects to continue as a going concern have been severely diminished.  Likewise, during the third quarter of 2017, we determined that there were insufficient patients achieving clinical benefit from enobosarm treatment to continue our Phase 2 proof-of-concept clinical trial evaluating enobosarm in patients with advanced AR positive triple-negative breast cancer, or TNBC. Additionally, in the third quarter of 2017, we decided not to pursue additional clinical development of enobosarm to treat women with ER positive, AR positive advanced breast cancer after evaluating the breast cancer environment where the treatment paradigms are shifting to immunotherapies and/or combination therapies, along with the time and cost of conducting the necessary clinical trials for potential approval, even though we announced that our Phase 2 clinical trial of enobosarm in this indication achieved its primary endpoint in both the 9 mg and 18 mg cohorts of the clinical trial. In addition, we announced in August 2013 that our POWER 1 and POWER 2 Phase 3 clinical trials evaluating enobosarm for the prevention and treatment of muscle wasting in patients with advanced NSCLC failed to meet the co-primary endpoints of lean body mass and physical function that were assessed statistically using responder analyses as agreed upon with the FDA. In any event, while we are conducting a comprehensive review of all of the data from the ASTRID trial and are consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to determine a rationale for continued SARM development or to raise additional funds for the continued development of enobosarm and our other SARMs, we may determine to discontinue the development of enobosarm and our SARM program altogether, in which case we will not receive any return on our investment in enobosarm and our other SARMs.

In the first quarter of 2015, we entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology and we are currently focused on the further development of our SARD program. Our preclinical evaluation of our SARD technology is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage programs.  While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program. If our research and preclinical development of our SARD program is unsuccessful and/or we are not able to obtain sufficient funding to advance the development of our SARD program, we may fail to realize the anticipated benefits of our licensing of this program, which would significantly harm our prospects and we might cease operations.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether our potential future clinical trials will need to be modified or will be completed on schedule, if at all. We or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our or our potential collaborators’ ability to commercialize our product candidates, including:

•                  regulators or institutional review boards may not authorize us or any potential collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or we or any potential collaborators may experience substantial delays in obtaining these authorizations;

•                  we or any potential collaborators may be delayed in reaching, or may fail to reach, agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

•                  patient registration or enrollment in clinical trials may be slower than we anticipate resulting in significant delays, additional costs and/or study terminations;

•                  we or any potential collaborators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks;

•                  regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•                  our product candidates may not have the desired effects or may include undesirable side effects; and

•                  changes in regulatory requirements, policies and guidelines.

If any of these events were to occur in the future and, as a result, we or any potential collaborators have significant delays in or termination of potential future clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would materially and adversely impact our business, financial condition and growth prospects.

If we or any potential collaborators observe serious or other adverse events during the time our product candidates are in development or after our products are approved and on the market, we or any potential collaborators may be required to perform lengthy additional clinical trials, may be required to cease further development of such product candidates, may be denied regulatory approval of such products, may be forced to change the labeling of such products or may be required to withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.*

In our Phase 2 clinical trials for enobosarm for the treatment of muscle wasting in patients with cancer and healthy older males and postmenopausal females, we observed mild elevations of hepatic enzymes, which in certain circumstances may lead to liver failure, in a few patients in both the placebo and enobosarm treated groups. Reductions in high-density lipoproteins, or HDL, have also been observed in subjects treated with enobosarm. Lower levels of HDL could lead to increased risk of adverse cardiovascular events. Mild transient elevations in liver enzymes that were within normal limits were observed in our Phase 2 proof-of-concept clinical trial of enobosarm to treat postmenopausal women with SUI, except for one patient with levels greater than 1.5 times the upper limit of normal which returned to normal following her 12-week treatment period. Reductions in total cholesterol, low-density lipoproteins, or LDL, HDL and triglycerides were also observed.  Results of the placebo-controlled ASTRID study in postmenopausal women with SUI indicated that enobosarm was generally safe and well tolerated, and reported adverse events were generally mild to moderate in intensity and similar across all treatment groups. Mild transient elevations in hepatic enzymes and changes in lipid profile were dose dependent, and consistent with results seen in previous trials. In addition, in our Phase 2 proof-of-concept clinical trial evaluating enobosarm in a 9 mg daily dose for the treatment of patients with ER positive and AR positive metastatic breast cancer, bone pain of the chest cage, a serious adverse event, or SAE, was assessed as possibly related to enobosarm. Although doses up to 30 mg have been evaluated in short duration studies, the 3 mg dose that was the subject of the ASTRID trial and higher enobosarm doses that may potentially be tested in later stage longer duration trials, if any, may increase the risk or incidence of known potential side effects of SARMs, including elevations in hepatic enzymes and further reductions in HDL, in addition to the emergence of side effects that have not been seen to date.

If the incidence of serious or other adverse events related to enobosarm or any other SARD or SARM product candidates increases in number or severity, if a regulatory authority believes that these or other events constitute an adverse effect caused by the drug, or if other effects are identified during clinical trials that we or any potential collaborators may conduct in the future or after any of our product candidates are approved and marketed:

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

Any of these events could prevent approval or harm adoption and sales of the affected product candidates or products, or could substantially increase the costs and expenses of commercializing and marketing any such products.

Risks Related to Our Dependence on Third Parties

If we do not establish collaborative, partnering or other strategic arrangements for our SARD and SARM programs or otherwise raise substantial additional capital, we may determine to cease operations.*

Our current strategy is dependent on our ability to secure potential collaborative, partnering or other strategic arrangements with other pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of any SARD and SARM product candidates, and to provide funding for such activities. For example, while we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds, we will require significant additional financial resources in order to initiate and complete initial human clinical trials and to otherwise further the development of our SARD program. Accordingly, we are actively seeking additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of our SARD program. Likewise, even if we determine that there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise. We face significant competition in seeking such arrangements, and such arrangements are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our SARD or SARM programs on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative, partnering or other such strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements, and we have otherwise been unsuccessful, for many years, in our efforts to establish such arrangements. Moreover, the failure of the ASTRID trial to meet its primary endpoint has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements to further the development of enobosarm, and consequently, enobosarm’s prospects and our prospects to continue as a going concern have been severely diminished.

While we are conducting a comprehensive review of all of the data from the ASTRID trial and are consulting with key experts to fully understand the trial outcomes to determine if there is a rationale for continued SARM development, we do not expect to conduct any further development of enobosarm and our other SARMs absent our raising additional funds to do so, whether through potential collaborative, partnering or other strategic arrangements or otherwise.  If we are unable to determine a rationale for continued SARM development or to raise additional funds for the continued development of enobosarm and our other SARMs, we may determine to discontinue the development of enobosarm and our SARM program altogether, in which case we will not receive any return on our investment in enobosarm and our other SARMs.  In addition, we are currently focused on the further development of our SARD program. Our preclinical evaluation of our SARD technology is at an early stage and is subject to the substantial risk of failure inherent in the development of early-stage programs. While we believe that our existing capital resources will be adequate to enable us to conduct and complete planned IND-enabling preclinical studies of SARD compounds, we will require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program. Our failure to obtain funding for and to advance the development of our SARD program would significantly harm our prospects.

In any event, if we are unable to raise sufficient additional funds for the development of our SARD and SARM programs, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD and SARM programs, we may determine to cease operations.

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

We have in the past established and intend to continue to seek to establish collaborations with third parties to develop and commercialize our current and potential future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2011, we and Ipsen Biopharm Limited, or Ipsen, mutually agreed to terminate our collaboration for the development and commercialization of our toremifene-based product candidate. As of the date of this report, we have no ongoing collaborations for the development and commercialization of any product candidate. We may not be able to locate third-party collaborators to develop and market any product candidates, and we lack the necessary financial resources to develop any product candidates alone.

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

We rely on third-party vendors for the manufacture of SARD and SARM drug substance. If the contract manufacturers that we are currently utilizing to meet our supply needs for enobosarm or any potential future SARD or SARM product candidates prove incapable or unwilling to continue to meet our supply needs, we could experience a delay in conducting any additional clinical trials of enobosarm or any potential future SARD or SARM product candidates. We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If our suppliers fail to meet our requirements for our product candidates for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development and commercialization of our product candidates.

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

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our preclinical development of product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Risks Related to Our Intellectual Property

If we lose our licenses from UTRF, we may be unable to continue our business.*

We have licensed intellectual property rights and technology from UTRF used in substantially all of our business. Our license agreements with UTRF, under which we were granted rights to enobosarm and other SARM compounds, and to SARD compounds and, for both, to methods of use thereof, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the relevant agreement and fail to cure that breach. If one or both of these agreements are terminated, then we may lose our rights to utilize enobosarm and other SARM compounds and/or SARD compounds and the intellectual property covered by those agreements to market, distribute and sell licensed products, which may prevent us from continuing our business and may cause us to cease operations altogether.

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

Our commercial success, if any, will depend in part on obtaining and maintaining patent and trade secret protection for any product candidates that we continue to develop, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our exclusive licensor owns or controls such valid and enforceable patents or trade secrets.

Even if our product candidates and/or the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Our and our licensor’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or the EMA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. Any FDA approval may also impose Risk Evaluation Mitigation Strategy, or REMS, on a product if the FDA believes there is a reason to monitor the safety of the drug in the market place. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA and EMA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.  Failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere.

The FDA, the EMA and other foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies, including Phase 4 clinical studies. For example, in October 2009, we received a Complete Response Letter from the FDA regarding our new drug application, or NDA, for toremifene 80 mg to reduce fractures in men with prostate cancer on androgen deprivation therapy notifying us that the FDA would not approve our NDA as a result of certain clinical deficiencies identified in the Complete Response Letter. We have since discontinued our toremifene 80 mg development program, as well as other toremifene-based products. Although we evaluated the potential submission of a marketing authorization application, or MAA, to the EMA seeking marketing approval of enobosarm 3 mg in the European Union, or EU, for the prevention and treatment of muscle wasting in patients with advanced NSCLC, based on input from the Medicines and Healthcare Products Regulatory Agency, or MHRA, we determined that the data from the POWER trials was not sufficient to support the filing and approval of a MAA without confirmatory data from another Phase 3 clinical trial of enobosarm 3 mg. As a result of this input, we elected not to submit a MAA in the absence of such confirmatory data. In addition, since data from the two POWER trials failed to meet the primary statistical criterion pre-specified for the co-primary endpoints of lean body mass and physical function, we were unable to file with the FDA a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC.

Additionally, there can be no assurance that the FDA will determine that the data from potential future clinical trials of enobosarm, if any, will be sufficient for approval of enobosarm in any indication. For example, we may observe an unacceptable incidence of adverse events in potential future clinical trials of enobosarm, if any, which could require us to delay or abandon the development of enobosarm or result in the delay or denial of regulatory approval or in a more restrictive label than expected.

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate. Even if we submit an application to the FDA, the EMA and other foreign regulatory authorities for marketing approval of a product candidate, it may not result in any marketing approvals.

We do not expect to receive regulatory approval for the commercial sale of enobosarm or any potential future SARD or SARM product candidates for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 of our Annual Report on Form 10-K filed with the SEC on March 13, 2018, for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

Risks Related to Commercialization

The commercial success of any products that we and/or any potential collaborators may develop and for which we may obtain regulatory approval will depend upon the market and the degree of market acceptance among physicians, patients, health care payors and the medical community.*

Any products that we and/or any potential collaborators may develop may not gain market acceptance for its stated indication among physicians, patients, health care payors and the medical community despite regulatory approval. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues or receive royalties to the extent we currently anticipate, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•                  efficacy and safety results in clinical trials;

•                  the prevalence and severity of any side effects;

•                  potential advantages over alternative treatments;

•                  whether the products we commercialize become and/or remain a preferred course of treatment;

•                  the ability to offer our product candidates for sale at competitive prices;

•                  relative convenience and ease of administration compared to alternative treatment;

•                  the strength of marketing and distribution support; and

•                  sufficient third-party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue from such candidates.

We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. In the event one of our product candidates is approved, we will need to establish sales and marketing capabilities or establish and maintain agreements with third parties to market and sell our product candidates. Either of these options would be expensive and time-consuming.  We may be unable to build our own sales and marketing capabilities, and there are risks involved with entering into arrangements with third parties to perform these services, which could delay the commercialization of any of our product candidates if approved for commercial sale. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

If we and/or any potential collaborators are unable to obtain reimbursement or experience a reduction in reimbursement from third-party payors for products we sell, our revenues and prospects for profitability will suffer.*

Sales of products developed by us and/or any potential collaborators are dependent on the availability and extent of reimbursement from third-party payors, both governmental and private. Changes in the coverage and/or reimbursement policies of these third-party payors that reduce reimbursements for any products that we and/or any potential collaborators may develop and sell could negatively impact our future operating and financial results.

Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients. Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all). In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Healthcare Reform Act. The Healthcare Reform Act, among other initiatives, implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in the drug rebates that manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care and a requirement that manufacturers provide a 50% discount on the negotiated price of Medicare Part D brand name drugs utilized by Medicare Part D beneficiaries during the coverage gap (the so-called “donut hole”).

The provisions of the Healthcare Reform Act have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to modify certain requirements of the Healthcare Reform Act by executive branch order. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to provide small businesses with greater opportunities to form association health plans, expand the availability of short-term, limited duration insurance, and allow employees to make use of certain employer-paid health benefits, called health reimbursement arrangements, to pay for health insurance that does not meet all Healthcare Reform Act requirements. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, or HHS, concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Healthcare Reform Act had not received necessary appropriations from Congress. President Trump subsequently discontinued these payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Healthcare Reform Act.  Certain administrative actions have been subject to judicial challenge.  In Congress, there have been a number of legislative initiatives to modify, repeal and/or replace portions of the Healthcare Reform Act.  Tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019.  Congress may consider other legislation to modify, repeal and/or replace certain elements of the Healthcare Reform Act.  We continue to evaluate the effect that the Healthcare Reform Act and its possible repeal, replacement or modification may have on our business. Such legislation and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization for use of drugs where supplemental rebates are not provided. Private health insurers and managed care plans are likely to continue challenging the prices charged for medical products and services, and many of these third-party payors may limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we and/or any potential collaborators may develop or sell. These cost-

control initiatives could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

Another development that could affect the pricing of drugs would be if the Secretary of HHS allowed drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including from countries where the drugs are sold at a lower price than in the United States. If the circumstances were met and the Secretary exercised the discretion to allow for the direct reimportation of drugs, it could decrease the price we or any potential collaborators receive for any products that we and/or any potential collaborators may develop, negatively affecting our revenues and prospects for profitability.

Health care reform measures could hinder or prevent our product candidates’ commercial success.*

Among policy makers and payors in the United States and elsewhere, there is significant interest in health care reform, as evidenced by the initial enactment of, as well as the efforts to repeal, replace and/or modify the Healthcare Reform Act in the United States.  Federal and state legislatures within the United States and foreign governments will likely continue to consider other changes to existing health care legislation. These changes adopted by governments may adversely impact our business by lowering the price of health care products in the United States and elsewhere. For example, there has been increasing administrative, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been several U.S. Congressional inquiries and legislative and administrative initiatives at the federal and state levels intended to, among other things, bring more transparency to drug pricing and modify government program reimbursement for drugs. In May 2018, President Trump and the Secretary of HHS each released documents containing numerous proposals to reduce drug costs. A number of pharmaceutical manufacturers have also voluntarily agreed to limit drug price increases.  We cannot predict what health care reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could decrease the price we might establish for products that we or any potential collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

With respect to our SARM program, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  Viking Therapeutic’s VK5211 recently reported positive results from a Phase 2 study for patients recovering from non-elective hip fracture surgery.  Radius Health Inc.’s RAD140 is currently being evaluated in a Phase 1 study in postmenopausal women with hormone-receptor positive locally advanced or metastatic breast cancer. GlaxoSmithKline is conducting a Phase 1 study to assess the effect of GSK2881078 on physical strength and function after 13 weeks of treatment in patients with chronic obstructive pulmonary disease, or COPD, and muscle weakness.  OPKO Health’s OPK88004 is enrolling in a dose ranging study to improve symptoms of benign prostatic hyperplasia (BPH) by reducing prostate size and, on the basis of data from a previous trial in 350 men, increase muscle mass and bone strength and decrease body fat.

We have entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology which we believe has the potential to provide compounds that can degrade multiple forms of the AR thereby inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies. Drugs in development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-110, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that is in preclinical development for the treatment of advanced prostate cancer, and Androscience Corporation’s androgen receptor degrader enhancer, ASC-J9, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer. Additionally, Essa Pharma Inc. recently completed a Phase 1 study with EPI-506, an AR antagonist that targets the N-terminal domain of the AR, and has plans to develop a second generation agent. C4 Therapeutics, Inc. is developing degronimids as means to degrade the AR through the ligand binding domain associated degradation. CellCentric is developing therapies that target the histone methyltransferase enzyme to lower AR levels, and recently initiated a clinical trial with CCS1477 in prostate cancer. Oric Pharmaceuticals is targeting the glucocorticoid receptor as a means to impact men that have CRPC, and has a lead candidate ORIC-101 in preclinical testing. In addition to this specific potential mechanistic competition, there are various products approved or under clinical development in the broader space of treating men with advanced prostate cancer who have metastatic CRPC which may compete with our proposed initial clinical objective for our SARD compounds. Pfizer and Astellas Pharma market XTANDI® (enzalutamide), an oral androgen receptor antagonist, for the treatment of metastatic CRPC in men previously treated with docetaxel as well as those that have not yet received chemotherapy. XTANDI® received FDA approval in July 2018 for the treatment of men with non-metastatic CRPC. Zytiga®, sold by Johnson & Johnson, has been approved for the treatment of metastatic CRPC and metastatic high-risk castration-sensitive prostate cancer. Johnson & Johnson also received FDA approval for a second generation anti-androgen ERLEADA (apalutamide) for the treatment of men with non-metastatic castrate-resistant prostate cancer. Bayer HealthCare and Orion Corporation recently announced that the primary endpoint of increased metastatic free survival was met in a Phase 3 study of darolutamide (ODM-201) in men with CRPC without metastases and with a rising PSA. Another target in prostate cancer that is being pursued by several companies is bromodomain inhibition. Zenith Epigenetics, Gilead Sciences Inc., CellCentric, Incyte Corporation and GlaxoSmithKline are among the companies that are evaluating BET inhibitors in Phase 1-2 trials.

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

Risks Related to Employees, Growth and Other Aspects of Our Operations

Our internal computer and information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, or could otherwise face serious disruptions, which could result in a material disruption of our product development efforts and could result in significant financial, legal, regulatory, business and reputational harm to us.*

Despite the implementation of security measures, our internal computer and information technology systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from potential future clinical trials involving our product candidates, if any, could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, while all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential, proprietary or protected health information, we could be subject to significant legal, financial and regulatory exposure and suffer reputational harm, and the development of our product candidates could be delayed. In addition, security breaches and other inappropriate access events can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the

Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause delays in our research and development work and could otherwise adversely affect our business.  In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. Significant competition exists for qualified personnel in the biotechnology field, particularly clinical development personnel. We may incur greater costs than anticipated, or may not be successful, in attracting new scientists or management or in retaining or motivating our existing personnel.  If we are not able to attract and keep senior management and key scientific personnel, our ability to progress the development of any product candidates and any future growth could be impaired, and our business and the value of your investment would be adversely impacted. All of our employees are at-will employees and can terminate their employment at any time.

In October 2013, we announced a reduction of approximately 60% of our workforce following our announcement that our POWER trials failed to achieve the results required by the FDA to file a NDA for enobosarm 3 mg for the prevention and treatment of muscle wasting in patients with advanced NSCLC. Since our October 2013 workforce reduction, our former Chief Executive Officer, former Chief Financial Officer and former Chief Scientific Officer have resigned.  In addition, in connection with our September 2018 announcement that the ASTRID trial failed to meet its primary endpoint, we reduced our workforce by 5 employees in November 2018. Primarily as a result of our October 2013 and our November 2018 workforce reductions, only 22 employees remained as employees of GTx as of November 5, 2018. Accordingly, we have been and are continuing operating with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees. In addition, we announced past workforce reductions in each of December 2009 and June 2011, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we are able to raise sufficient additional funds necessary to pursue the continued development of our SARM and SARD programs, we will need to hire additional employees. Any inability to manage future growth could harm our ability to develop and commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*

As of November 5, 2018, we had only 22 employees. If we are able to raise sufficient additional funds necessary to pursue the continued development of our SARD and SARM programs, we will need to hire experienced personnel to develop and commercialize our product candidates, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Significant competition exists for qualified personnel in the biotechnology field, particularly clinical development personnel.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the market price for our common stock has varied between a high of $25.60 on September 13, 2018, and a low of $1.44 on September 26, 2018, in the twelve-month period ended September 30, 2018. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  our ability to execute on our SARD development program, including our ability to conduct and complete IND-enabling studies and potentially advance one of our SARD compounds into a first-in-human clinical trial;

•                  our ability to determine a rationale for continued SARM development;

•                  our ability to raise sufficient additional funds necessary for the continued development of our SARD and SARM programs, whether through potential collaborative, partnering or other strategic arrangements or otherwise;

•                  the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;

•                  announcements regarding further cost-cutting initiatives or restructurings;

•                  uncertainties created by our potential future management turnover;

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

•                  reports of unacceptable incidences of adverse events observed in any future clinical trials of any product candidates that we and/or any potential collaborators may develop;

•                  announcement of FDA approval or non-approval of our product candidates or delays in or adverse events during the FDA review process;

•                  actions taken by regulatory agencies with respect to our product candidates or our potential future clinical trials, if any, including regulatory actions requiring or leading to a delay or stoppage of any clinical trials;

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

•                  if our patents covering our products candidates expire or are invalidated or are found to be unenforceable, or if some or all of our patent applications do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims;

•                  competition from third parties with products in the same class of products as our product candidates or products with the same active pharmaceutical ingredients as our product candidates;

•                  any intellectual property infringement lawsuit involving us;

•                  actual or anticipated fluctuations in our results of operations;

•                  changes in financial estimates or recommendations by securities analysts;

•                  hedging or arbitrage trading activity that may develop regarding our common stock;

•                  sales of our common stock and other securities by us;

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

If we fail to meet continued listing standards of The Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations would be substantially impaired.*

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on The Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 5, 2016, we effected one-for-ten reverse stock split of our outstanding common stock, or the Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid Price Requirement, which compliance was regained on December 20, 2016. However, on November 5, 2018, the closing bid price of our common stock was $1.58 per share, and there can be no assurance that the market price of our common stock will remain in excess of the $1.00 minimum bid price for any period of time or that we will otherwise continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders’ equity or market values of our common stock, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process.

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

Based solely on the most recent Schedules 13G and 13D filed with the SEC and reports filed with the SEC under Section 16 of the Exchange Act, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 65.4% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 30.2% of our outstanding common stock as well as warrants to purchase up to an additional 3.2 million shares of common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have a significant amount of federal and state net operating loss carryforwards. In this regard, as of December 31, 2017, we had net federal operating loss carryforwards of approximately $429.6 million, which expire from 2018 to 2037 if not utilized, and state operating loss carryforwards of approximately $381.9 million, which expire from 2018 to 2037 if not utilized. Our ability to use our federal and state net operating loss carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating loss carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating loss carryforwards. On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Reform Act. Under the Tax Reform Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Reform Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed a study through December 31, 2016 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through September 30, 2018. Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties and we have not established whether the IRS agrees with our determination. In any event, our 2016 and 2017 equity offerings, our past and potential future issuances of common stock pursuant to the ATM Sales Agreement, other future equity offerings and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended September 30, 2018, the average daily trading volume of our common stock on The Nasdaq Capital Market was only 286,374 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of September 30, 2018, we had 24,051,844 shares of common stock outstanding. In addition, as a result of the low trading volume of our common stock, which was exacerbated by the one-for-ten reverse stock split of our outstanding common stock effected on December 5, 2016, or the Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.  In addition, due to the limitations of our market, the volatility in the market price of our common stock and our currently-depressed stock price, stockholders may face difficulties in selling shares at attractive prices when they want to sell.

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

GTx, Inc.

Date: November 8, 2018	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)