Form 10-Q
period 2019-03-31
GTX INC /DE/
filed 2019-05-10
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-50549

GTx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1715807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 W Pontotoc Ave. Suite 100 Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

(901) 523-9700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GTXI	The Nasdaq Stock Market, LLC

As of May 6, 2019, 24,051,844 shares of the registrant’s Common Stock were outstanding.

GTx, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I:  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GTx, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,012	$28,258
Short-term investments	175	200
Prepaid expenses and other current assets	1,347	2,750
Total current assets	22,534	31,208
Property and equipment, net	12	19
Intangible assets, net	90	94
Total assets	$22,636	$31,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609	$3,279
Accrued expenses and other current liabilities	1,210	1,931
Total current liabilities	1,819	5,210
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 60,000,000 shares authorized at March 31, 2019 and December 31, 2018; 24,051,844 and 24,051,844 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	24	24
Additional paid-in capital	626,650	626,142
Accumulated deficit	(605,857)	(600,055)
Total stockholders’ equity	20,817	26,111
Total liabilities and stockholders’ equity	$22,636	$31,321

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Expenses:
Research and development expenses	$2,434	$11,000
General and administrative expenses	3,507	2,688
Total expenses	5,941	13,688
Loss from operations	(5,941)	(13,688)
Other income, net	139	131
Net loss	$(5,802)	$(13,557)

Net loss per share — basic and diluted	$(0.24)	$(0.62)

Weighted average shares outstanding — basic and diluted	24,051,844	21,967,805

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Stockholders’ Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2019	24,051,844	$24	$626,142	$(600,055)	$26,111
Directors’ deferred compensation	—	—	28	—	28
Share-based compensation	—	—	480	—	480
Net loss	—	—	—	(5,802)	(5,802)
Balances at March 31, 2019	24,051,844	$24	$626,650	$(605,857)	$20,817

Balances at January 1, 2018	21,541,909	$22	$599,876	$(561,637)	$38,261
Issuance of common stock upon exercise of warrants	674,579	1	(1)	—	—
Vesting of restricted stock units, net of share withheld for tax payments	313,202	—	(643)	—	(643)
Directors’ deferred compensation	—	—	42	—	42
Share-based compensation	—	—	646	—	646
Net loss	—	—	—	(13,557)	(13,557)
Balances at March 31, 2018	22,529,690	$23	$599,920	$(575,194)	$24,749

The accompanying notes are an integral part of these financial statements.

GTx, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,802)	$(13,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	11
Share-based compensation	480	646
Directors’ deferred compensation	28	42
Changes in assets and liabilities:
Prepaid expenses and other assets	1,403	111
Accounts payable	(2,670)	(865)
Accrued expenses and other liabilities	(721)	2,500
Net cash used in operating activities	(7,271)	(11,112)
Cash flows from investing activities:
Purchase of short-term investments, held to maturity	(175)	(5,106)
Proceeds from maturities of short-term investments, held to maturity	200	16,003
Net cash provided by investing activities	25	10,897
Cash flows from financing activities:
Tax payments related to shares withheld for vested restricted stock units	—	(643)
Net cash used in financing activities	—	(643)
Net decrease in cash and cash equivalents	(7,246)	(858)
Cash and cash equivalents, beginning of period	28,258	15,816
Cash and cash equivalents, end of period	$21,012	$14,958

The accompanying notes are an integral part of these condensed financial statements.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1.  Pending Merger with Oncternal Therapeutics, Inc.

Merger Agreement

On March 6, 2019, GTx, Inc. (“GTx” or the “Company”) entered into an Agreement and Plan of Merger and Reorganization, as amended by Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated April 30, 2019 (the “Merger Agreement”), with Oncternal Therapeutics, Inc., a Delaware corporation (“Oncternal”), and Grizzly Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of GTx (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Oncternal’s stockholders, Merger Sub will be merged with and into Oncternal (the “Merger”), with Oncternal surviving the Merger as a wholly-owned subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) each share of Oncternal common stock outstanding immediately prior to the Effective Time (excluding shares held by the Company, Merger Sub or Oncternal and dissenting shares) will be converted solely into the right to receive a number of shares of the Company’s common stock equal to the exchange ratio described below, (ii) each outstanding Oncternal stock option will be assumed by the Company, and (iii) each outstanding Oncternal warrant will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement, the former Oncternal stockholders immediately before the Merger are expected to own approximately 77.5% of the outstanding capital stock of the Company, and the stockholders of the Company immediately before the Merger are expected to own approximately 22.5% of the outstanding capital stock of the Company, subject to certain assumptions. The exchange ratio formula excludes Oncternal’s outstanding stock options and warrants and the Company’s outstanding stock options and warrants.

Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on cash levels of the respective companies at the closing of the Merger (the “Closing”).

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Oncternal, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Oncternal, indemnification of directors and officers, the Company’s and Oncternal’s conduct of their respective businesses between the date of signing of the Merger Agreement and the Closing. The Closing is subject to satisfaction or waiver of certain conditions included in the Merger Agreement.

Following the Closing, Oncternal’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer will serve in these positions for the Company. Additionally, following the Closing, the Company’s board of directors will consist of nine directors, including two current GTx board members.

The Merger Agreement also includes termination provisions for both the Company and Oncternal. In connection with a termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee ranging between $500 to $2,000.

Contingent Value Rights Agreement

At the Effective Time, the Company will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, for each share of the Company’s common stock held, the Company’s stockholders of record as of immediately prior to the Effective Time will receive one contingent value right (“CVR”) entitling such holders to receive in the aggregate 75% of any net proceeds received during the 15-year period after the Closing from the grant, sale or transfer of rights to the Company’s selective androgen receptor degrader (“SARD”) or selective androgen receptor modulator (“SARM”) technology that occurs during the 10-year period after the Closing (or in the 11th year if based on a term sheet approved during the initial 10-year period) and, if applicable, to receive royalties on the sale of any SARD or SARM products by the combined company during the

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

15-year period after the Closing. The CVR Agreement will be effective prior to the Closing and will continue in effect until the payment of all amounts payable thereunder, unless terminated upon termination of the Merger Agreement.

2.  Business and Basis of Presentation

GTx, a Delaware corporation incorporated on September 24, 1997 and headquartered in Memphis, Tennessee, is a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions.

In 2015, the Company entered into an exclusive license agreement with the University of Tennessee Research Foundation (“UTRF”) to develop UTRF’s proprietary SARD technology which the Company believes may have the potential to provide compounds that can degrade or antagonize multiple forms of androgen receptor to treat those patients who do not respond or are resistant to current androgen targeted therapies by inhibiting tumor growth in patients with progressive castration-resistant prostate cancer (“CRPC”).  The Company has been conducting preclinical studies to determine if it can identify an appropriate SARD compound to move forward into additional preclinical studies required for the potential submission of an investigational new drug application (“IND”) to enable the initiation of a first-in-human clinical trial, if any. However, the Company recently received and evaluated new preclinical data from an independent laboratory of an academic researcher engaged by the Company, which, among other things, showed that at higher dose concentrations, the SARD compounds tested by the independent laboratory demonstrated partial androgen receptor agonist activity. The academic researcher pointed out that if these results translate to the clinical setting where there is little or no dose separation between antagonist activity and agonist activity, the future of the SARD program as an effective treatment of men with CRPC would likely not be viable. This information (the “Recent SARD Information”) was in conflict with other independent laboratory preclinical data previously received by GTx senior management and with internal preclinical data generated by the Company, that included: (1) conflicting in vitro data showing either partial agonist activity or no partial agonist activity, (2) in vivo data showing no evidence of agonist activity, and (3) data from another independent laboratory showing the dose-dependent suppression of enzalutamide-resistant prostate cancer tumors in a rat xenograft model. Considering this conflicting information, it was concluded that additional preclinical studies were required to better understand SARDs and their mechanism of action, and to reconcile the conflicting in vitro and in vivo findings. Accordingly, additional preclinical research would be required in order to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies.

The Company had been developing SARMs, including enobosarm (GTx-024).  Most recently, enobosarm was evaluated in post-menopausal women with stress urinary incontinence (“SUI”) compared to placebo.  During the third quarter of 2018, the Company announced that the Phase 2 double-blind, placebo-controlled clinical trial of orally-administered enobosarm (3 mg or 1 mg) in post-menopausal women with SUI (the “ASTRID trial”) did not achieve statistical significance on the primary endpoint for the trial. The Company has completed the ASTRID trial, including its review of the full data sets from the clinical trial, and has determined that there is not a sufficient path forward to warrant additional clinical development of enobosarm to treat SUI. The Company has therefore discontinued further development of enobosarm to treat SUI, including discontinuing the related durability and open-label safety extension studies the Company initiated before it received topline data from the ASTRID trial. The Company has also discontinued any further development of its SARM technology generally.

Following the announcement of the ASTRID trial results, the Company’s board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, the Company’s board of directors engaged a financial advisory firm to help explore the Company’s available strategic alternatives, including possible mergers and business combinations, a sale of part or all of the Company’s assets, and collaboration and licensing arrangements. On March 6, 2019, the Company and Oncternal announced the signing of the Agreement and Plan of Merger and Reorganization, dated March 6, 2019, by and among the Company, Merger Sub and Oncternal (the “Original Merger Agreement”). See Note 1, Pending Merger with Oncternal Therapeutics, Inc., for further discussion regarding the Merger. On April 30, 2019, the Company entered into an Amendment No. 1

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

to the Original Merger Agreement (the “Merger Agreement Amendment”) with Oncternal and Merger Sub, as described in more detail in Note 2, Business and Basis of Presentation — Subsequent Events.

At March 31, 2019, the Company had cash, cash equivalents and short-term investments of $21,187 compared to $28,458 at December 31, 2018. To conserve its cash resources, the Company has substantially reduced its workforce since November 2018 and has ceased its SARM development activities and all other operations except for day-to-day business operations, completing ongoing SARD preclinical studies and those activities necessary to complete the Merger.

Basis of Presentation

The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of GTx’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying condensed financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2019.

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

At March 31, 2019 and December 31, 2018, short-term investments consisted of Federal Deposit Insurance Corporation insured certificates of deposit with original maturities of greater than three months and less than one year.

Income Taxes

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2019 and December 31, 2018, net of the valuation allowance, the net deferred tax assets were reduced to zero.  Income taxes are described more fully in Note 8 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.

Other Income, net

Other income, net consists of interest earned on the Company’s cash, cash equivalents and short-term investments, foreign currency transaction gains and losses, and other non-operating income or expense.

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires that lessees recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months.  On January 1, 2019, the Company adopted the provisions of ASU 2016-02 under the transition method under which comparative financial information is not restated and continues to apply the provisions of the previous lease accounting standard in its financial disclosures for the comparative periods.  The Company also elected the package of practical expedients permitted under the transition guidance, which among other things, allowed it to carry forward the historical lease classification.  The Company leases office space under a lease that commenced on May 1, 2015 with a three year term ending on April 30, 2018, with an option to extend the lease for an additional three years, which was accounted for as an operating lease.  In March 2018, the Company amended the lease to extend the term of the lease for an additional 12-month term expiring on April 30, 2019.  For this operating lease, the Company recorded a right-of-use asset and corresponding lease liability of $41, which were included in other current assets and other current liabilities, respectively, in the condensed balance sheet for the three months ended

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

March 31, 2019.  The adoption of ASU 2016-02 did not affect the Company’s condensed statement of operations or condensed statement of cash flows.  The Company recorded lease expense of $121 in general and administrative expenses and paid cash in the amount of $121 during the three months ended March 31, 2019.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2019 up through the date the condensed financial statements were issued.  Other than as set forth below, there were no material recognizable or nonrecognizable subsequent events during the period evaluated.

Pending Merger with Oncternal

In connection with the Company’s receipt of the Recent SARD Information and Oncternal’s evaluation of the Recent SARD Information, on April 30, 2019, the Company entered into Merger Agreement Amendment with Oncternal and Merger Sub. The Merger Agreement Amendment amended certain of the terms of the Original Merger Agreement by, among other things: (i) amending the exchange ratio formula such that the former Oncternal stockholders immediately before the Merger are expected to own approximately 77.5% of the outstanding capital stock of GTx rather than 75% as set forth in the Original Merger Agreement; (ii) amending the exchange ratio formula such that the GTx stockholders immediately before the Merger are expected to own approximately 22.5% of the outstanding capital stock of GTx rather than 25% as set forth in the Original Merger Agreement; (iii) amending the calculation of GTx’s cash balance at the Closing such that the cash balance will not be reduced by payments of GTx’s transaction expenses or any other costs or payments by GTx triggered by the transactions contemplated by the Merger Agreement or pursuant to any of GTx’s benefit plans; and (iv) amending GTx’s and Oncternal’s target cash amount used for purposes of determining whether there will be an adjustment to the ownership of GTx’s stockholders in the calculation of the exchange ratio formula. Except as set forth above, the material terms of the Merger Agreement are substantially the same as the terms of the Original Merger Agreement.

On April 30, 2019, the form of the Contingent Value Rights Agreement to be entered into at the Effective Time was also amended in connection with the Merger Agreement Amendment (as such form has been amended, the “Amended Form CVR Agreement”). The original agreed upon form of the CVR Agreement (the “Original Form CVR Agreement”) was amended to provide, among other things: (i) that for each share of GTx common stock held, GTx’s stockholders of record as of immediately prior to the Effective Time will receive one contingent value right entitling such holders to receive in the aggregate 75% (rather than 50% as provided for in the Original Form CVR Agreement) of any net proceeds received during the 15-year period after the Closing from the grant, sale or transfer of rights to GTx’s SARD or SARM technology that occurs during the 10-year period after the Closing (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) that instead of using commercially reasonable efforts to develop SARD products, as provided in the Original Form of CVR Agreement, Oncternal (as successor in interest to GTx) will use commercially reasonable efforts, in its sole discretion, either to develop SARD products or to divest SARD technology, subject to certain limitations. Except as set forth above, the material terms of the Amended Form CVR Agreement are substantially the same as the terms of the Original Form CVR Agreement.

Litigation Related to the Merger

Between April 10, 2019 and May 7, 2019, six purported stockholder class action lawsuits were filed, naming as defendants the Company and the Company’s board of directors. Collectively, these lawsuits allege, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with the filing of the registration statement on Form S-4 that the Company filed with the SEC in connection with the Merger. As relief, these lawsuits each separately seek an order, among other things, enjoining the defendants from closing the proposed transaction or taking any steps to consummate the Merger and/or awarding rescissory damages. The Company cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

3.  Share-Based Compensation

Share-based payments consist of stock option grants under the Company’s stock option and equity incentive plans and deferred compensation arrangements for the Company’s non-employee directors.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards over the period during which an employee or non-employee director is required to provide service in exchange for the award.  The Company’s share-based compensation plans are described more fully in Note 3 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$105	$281
General and administrative expenses	403	407
Total share-based compensation	$508	$688

Share-based compensation expense recorded as general and administrative expense for the three months ended March 31, 2019 and 2018 included share-based compensation expense related to deferred compensation arrangements for the Company’s non-employee directors of $28 and $42, respectively.

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

The following is a summary of stock option transactions for all of the Company’s stock option and equity incentive plans since the Company’s most recent fiscal year end:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2018	2,335,447	$11.67
Options granted	—	—
Options forfeited or expired	(16,800)	25.30
Options outstanding at March 31, 2019	2,318,647	11.57

4.     Basic and Diluted Net Income (Loss) Per Share

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

GTx, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Weighted average potential shares of common stock of 10,940,932 and 11,862,772 for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculations of diluted income (loss) per share as inclusion of the potential shares would have had an anti-dilutive effect on the net income (loss) per share for the periods.

5.     Stockholders’ Equity

On February 9, 2018, the Company entered into an At-the-Market Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent (“Stifel”), pursuant to which the Company may offer and sell, from time to time, through Stifel, shares of the Company’s common stock, having an aggregate offering price of up to $50,000.  In May 2018, the Company sold 1,501,501 shares of its common stock under the ATM Sales Agreement for net proceeds of $24,474. As of March 31, 2019, the Company had approximately $25,000 of common stock remaining available to be sold under the ATM Sales Agreement.

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

On November 14, 2014, the Company completed a private placement of units consisting of an aggregate of 6,431,111 shares of common stock and warrants to purchase an aggregate of 6,430,948 shares of its common stock for net proceeds of $42,814, after deducting offering expenses.  The net proceeds from the private placement were allocated to the common stock and warrants based upon the fair value method.  Similarly, the offering expenses were allocated between the common stock and warrants with the portion allocated to common stock offset against the proceeds allocated to stockholders’ equity, whereas the portion allocated to the warrants was expensed immediately.  During the three months ended March 31, 2018, certain holders of warrants issued in November 2014 exercised 1,111,082 warrants in a cashless exercise for which the Company issued an aggregate of 674,579 shares of common stock upon exercise. The remaining unissued warrants, which had a four year term, expired unexercised on May 6, 2019.

6.     University of Tennessee Research Foundation License Agreements

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

7.  Workforce Reduction

In the first quarter of 2019, due to the entry into the Original Merger Agreement with Oncternal, the Company’s board of directors committed to reducing its workforce by seven employees. All employees affected by the workforce reduction were eligible to receive, among other things, specified severance payments based on the applicable employee’s level and years of service with the Company and the continuation of group health insurance coverage. In addition, the affected employees were eligible for full vesting acceleration of their outstanding stock options as well as an extension of the post-termination exercise period for their outstanding stock options.

As a result of the workforce reduction and prior termination of three employees earlier in the first quarter of 2019, the Company incurred severance-related cash expenses of $1,017, all of which was included in research and development expenses for the three months ended March 31, 2019.  Additional cash severance of up to $500 in total for these employees is contingent upon the closing of the Merger.  The Company did not record a non-cash charge related to the modification of outstanding stock options in connection with the workforce reduction.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•                  our ability to satisfy the required conditions and otherwise complete our planned merger, or the Merger, with Oncternal Therapeutics, Inc., or Oncternal, pursuant to the Agreement and Plan of Merger and Reorganization, dated March 6, 2019, as amended by Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated April 30, 2019, or the Merger Agreement, by and among GTx, Grizzly Merger Sub, Inc., a wholly-owned subsidiary of GTx, and Oncternal, on a timely basis or at all;

•                  the expected benefits and potential value created by the Merger for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the Merger and the potential value of the contingent value rights to be received by our stockholders in connection with the Merger if it is completed;

•                  the implementation of our business strategies, including our ability to preserve or realize any significant value from our selective androgen receptor degrader, or SARD, technology and our selective androgen receptor modulators, or SARMs;

•                  our expectations regarding any near-term development of our SARD technology, including our ability to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any preclinical studies required for the potential submission of an investigational new drug application, or IND, in a timely manner, if at all;

•                  the therapeutic and commercial potential of our SARD technology;

•                  our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development of our SARD technology;

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

•                  our projected operating and financial performance; and

•                  our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the Merger, capital requirements and needs for additional financing, and our ability to obtain additional financing and to continue as a going concern if the Merger is not completed.

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

Overview

Business Overview and Highlights

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of medicines to treat serious and/or significant unmet medical conditions.  Under an exclusive worldwide license agreement with the University of Tennessee Research Foundation, or UTRF, we are developing UTRF’s proprietary selective androgen receptor degrader, or SARD, technology, which we believe has the potential to provide compounds that can degrade or antagonize multiple forms of androgen receptor, or AR, thereby potentially inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, or CRPC, including those patients who do not respond to or are resistant to current androgen targeted therapies.  We have been conducting preclinical studies to determine if we can identify an appropriate SARD compound to move forward into  additional preclinical studies required for the potential submission of an investigational new drug application, or IND, to enable the initiation of a first-in-human clinical trial, if any. However, we recently received and evaluated new preclinical data from an independent laboratory of an academic researcher engaged by us, which, among other things, showed that at higher dose concentrations, the SARD compounds tested by the independent laboratory demonstrated partial androgen receptor agonist activity. The academic researcher pointed out that if these results translate to the clinical setting where there is little or no dose separation between antagonist activity and agonist activity, the future of the SARD program as an effective treatment of men with CRPC would likely not be viable. This information, or the Recent SARD Information, was in conflict with other independent laboratory preclinical data previously received by our senior management and with internal preclinical data generated by us, that included: (1) conflicting in vitro data showing either partial agonist activity or no partial agonist activity, (2) in vivo data showing no evidence of agonist activity, and (3) data from another independent laboratory showing the dose-dependent suppression of enzalutamide-resistant prostate cancer tumors in a rat xenograft model. Considering this conflicting information, it was concluded that additional preclinical studies were required to better understand SARDs and their mechanism of action, and to reconcile the conflicting in vitro and in vivo findings. Accordingly, additional preclinical research would be required in order to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies.

We had been developing selective androgen receptor modulators, or SARMs. Our SARM product candidate, enobosarm (GTx-024), was most recently evaluated in post-menopausal women with stress urinary incontinence, or SUI.  During the third quarter of 2018, we announced that our randomized, placebo-controlled Phase 2 clinical trial, or the ASTRID trial, evaluating the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo.  We have completed the ASTRID trial, including our review of the full data sets from the clinical trial, and have determined that there is not a sufficient path forward to warrant additional clinical development of enobosarm to treat SUI. We have therefore discontinued further development of enobosarm to treat SUI, including discontinuing the related durability and open-label safety extension studies we initiated before we received topline data from the ASTRID trial.  We have also discontinued any further development of our SARM technology generally.

Following the announcement of the ASTRID trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements. On March 6, 2019, we and Oncternal announced the signing of the Agreement and Plan of Merger and Reorganization, dated March 6, 2019, by and among the Company, Merger Sub and Oncternal, or the Original Merger Agreement. Upon

the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders and Oncternal’s stockholders, a wholly-owned subsidiary of GTx will be merged with and into Oncternal, or the Merger, with Oncternal surviving the Merger as a wholly-owned subsidiary of GTx. See “Note 1. Pending Merger with Oncternal Therapeutics, Inc.” in the accompanying Notes to the Condensed Financial Statements for further discussion regarding the Merger. In connection with our receipt of the Recent SARD Information and Oncternal’s evaluation of the Recent SARD Information, on April 30, 2019, we entered into an Amendment No. 1 to the Original Merger Agreement with Oncternal and Merger Sub, as described in more detail in “Note 2. Business and Basis of Presentation — Subsequent Events” in the accompanying Notes to the Condensed Financial Statements.

Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that we will be able to successfully consummate the Merger on a timely basis, or at all.  If, for any reason, the Merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:

•                  Continue development of our SARD program.  As set forth above, we have been conducting preclinical studies in order to determine if we can identify an appropriate SARD compound to move forward into additional preclinical studies required for the potential submission of an IND to enable the initiation of a first-in-human clinical trial, if any. Accordingly, if, for any reason, the Merger is not consummated, we may determine to move forward with additional preclinical research and studies of our SARD compounds. However, our existing capital resources may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that would be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all. Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program. As a result, we may also resume our efforts to seek additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of our SARD technology.

•                  Pursue potential collaborative, partnering or other strategic arrangements for our SARM assets, including a sale or other divestiture of our SARM assets.  We have discontinued further development of our SARM technology, including enobosarm, and do not currently have any plans to resume development of our SARM technology. We continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our SARM assets, including a sale or other divestiture of our SARM assets.

•                  Pursue another strategic transaction like the Merger. Our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the Merger.

•                  Dissolve and liquidate our assets. If, for any reason, the Merger is not consummated and we are unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for our SARM assets, or to continue to operate our business due to our inability to identify an appropriate SARD compound to move forward into potential IND-enabling studies or to raise additional funding for the development of our SARD program or otherwise, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

Financial Highlights

Our net loss for the three months ended March 31, 2019 was $5.8 million.  We expect to incur significant operating losses for the foreseeable future depending on the extent of our preclinical and any clinical development activities and, if any such development activities are successful, potentially seeking regulatory approval of any potential future product candidates.  We have funded our operations primarily through the sale of equity securities, collaboration and license agreements, and prior to September 2012, product revenue from sales of FARESTON®, the rights to which we sold to a third party in the third quarter of 2012.  We do not expect to receive regulatory approval for the commercial sale of any product candidates for the foreseeable future, if at all.

At March 31, 2019, we had cash, cash equivalents and short-term investments of $21.2 million compared to $28.5 million at December 31, 2018.  In May 2018, we sold 1.5 million shares of common stock under our At-the-Market Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and raised net proceeds of $24.5 million.

To conserve our cash resources, we have substantially reduced our workforce since November 2018 and have ceased our SARM development activities and all other operations except for day-to-day business operations, completing ongoing SARD preclinical studies and those activities necessary to complete the Merger.  In the first quarter of 2019, due to the entry into the Merger Agreement with Oncternal, our board of directors committed to reducing our workforce down to a total of eleven full-time employees, who will remain with us until the closing of the transaction to assist with our day-to-day business operations, including continuing our ongoing SARD preclinical studies, and those activities necessary to complete the Merger. All employees affected by the workforce reduction will be eligible to receive, among other things, specified severance payments based on the applicable employee’s level and years of service with us and the continuation of group health insurance coverage. In addition, the affected employees will also be eligible for full vesting acceleration of their outstanding stock options as well as an extension of the post-termination exercise period for their outstanding stock options. As a result of the workforce reduction and prior termination of three employees earlier in the first quarter of 2019, we incurred total severance-related charges for these employees of approximately $1.0 million in the first quarter of 2019 and could incur up to an additional $500,000 contingent upon the closing of the Merger.  We did not record a non-cash charge related to the modification of outstanding stock options in connection with the workforce reduction.

If the Merger is not completed, based on our current business plan and spending assumptions as a standalone company, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.

Our existing capital resources may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that will be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all. Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of its SARD program. If we are unable to raise sufficient additional funds for the development of our SARD program, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD program, whether as a result of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity or otherwise, we will likely determine to cease operations.

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of any product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. In addition, although we have entered into an At-the-Market Equity OfferingSM Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or the ATM Sales Agreement, under which approximately $25.0 million of shares of our common stock remained available for sale at March 31, 2019, it is unlikely we could raise sufficient funds under the ATM Sales Agreement to permit us to initiate and complete any initial human clinical trials of a SARD compound, and given our currently-depressed stock price, the ATM Sales Agreement is not otherwise expected to be a practical source of liquidity for us at this time. Further, given our currently-depressed stock price, we are significantly limited in our ability to sell shares of common stock under the ATM Sales Agreement since the issuance and sale of our common stock under the ATM Sales Agreement, if it occurs, would be effected under a registration statement on Form S-3 that we filed with the Securities and Exchange Commission, and in accordance with the rules governing those registration statements, we generally can only sell shares of our common stock under that registration statement in an amount not to exceed one-third of our public float, which limitation for all practical purposes precludes our ability to obtain any meaningful funding through the ATM Sales Agreement at this time.

Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds, we will need to continue to reduce our expenditures in order to preserve our cash. Further cost-cutting measures that we may take may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and our ability to derive any value from our SARD program.  In any event, in order to further the development of our SARD program, if at all, we will need to raise substantial additional capital. Our failure to do so would likely result in our determining to cease operations.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The following table summarizes share-based compensation expense included within the condensed statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development expenses	$105	$281
General and administrative expenses	403	407
Total share-based compensation	$508	$688

Share-based compensation expense recorded in the condensed statement of operations as general and administrative expense for the three months ended March 31, 2019 and 2018 included share-based compensation expense related to deferred compensation arrangements for our non-employee directors of $28,000 and $42,000, respectively.  At March 31, 2019, the total compensation cost related to non-vested stock options not yet recognized was approximately $5.3 million with a weighted average expense recognition period of 2.76 years.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Research and Development Expenses

The following table identifies the research and development expenses for our SARD technology and our discontinued SARM program, as well as research and development expenses pertaining to our other research and development efforts, for both of the periods presented. Research and development spending for past periods is not indicative of spending in future periods.

		Three Months Ended March 31,
Proposed Candidate / Proposed Indication	Program	2019	2018
		(in thousands)

Enobosarm
Treatment of postmenopausal women with SUI (1 mg and 3 mg)	SARM	$712	$9,703

SARDs
Treatment of castration resistant prostate cancer	SARD	883	210

Other research and development		839	1,087

Total research and development expenses		$2,434	$11,000

Research and development expenses decreased from $11.0 million for the three months ended March 31, 2018 to $2.4 million for the three months ended March 31, 2019.

Research and development expenses for enobosarm for the treatment of postmenopausal women with SUI substantially decreased from the three months ended March 31, 2018 since, during the third quarter of 2018, we announced that the ASTRID trial failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo and we discontinued the related durability and open-label safety extension studies.

Research and development expenses for the SARD program for the three months ended March 31, 2019 increased from the three months ended March 31, 2018 due to more preclinical research expenses and personnel costs related to the program being incurred during 2019 period than in the comparable period. If the Merger is not completed and if we determine to continue our efforts to develop our SARD technology, our research and development expenses for our SARD technology would increase in 2019.

“Other research and development” expenses for three months ended March 31, 2019 decreased from the prior year period primarily due to the decrease in expenses relating to our two phase 2 clinical trials evaluating enobosarm in women with estrogen receptor positive and androgen receptor positive breast cancer and androgen receptor positive triple negative breast cancer.  The wind down activities for each of these clinical trials were completed during the first quarter of 2019.

General and Administrative Expenses

General and administrative expenses of $3.5 million for the three months ended March 31, 2019 increased from $2.7 million for the three months ended March 31, 2018.   General and administrative expenses increased primarily due to legal and other costs related to the Merger with Oncternal.

Liquidity and Capital Resources

At March 31, 2019, we had cash, cash equivalents and short-term investments of $21.2 million compared to $28.5 million at December 31, 2018.  Net cash used in operating activities was $7.3 million and $11.1 million for the three months ended March 31, 2019 and 2018, respectively, and resulted primarily from funding our operations.

Net cash provided by investing activities was $25,000 for the three months ended March 31, 2019 and resulted from the maturities of short-term investments of $200,000 offset by the purchase of short-term investments of $175,000.  Net cash provided by investing activities was $10.9 million for the three months ended March 31, 2018 and resulted primarily from the maturities of short-term investments of $16.0 million offset by the purchase of short-term investments of $5.1 million.

Net cash used in financing activities for the three months ended March 31, 2018 was $643,000 for tax payments related to shares withheld for vested restricted stock units.

In February 2018, we entered into the ATM Sales Agreement pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50 million. We are not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the sales agreement, Stifel will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the ATM Sales Agreement, Stifel may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We will pay Stifel a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares. In May 2018, we sold 1.5 million shares of our common stock under the ATM Sales Agreement for net proceeds of $24.5 million. As of March 31, 2019, we had approximately $25.0 million of common stock remaining available to be sold under the ATM Sales Agreement. However, it is unlikely we could raise sufficient funds under the ATM Sales Agreement to permit us to initiate and complete any initial human clinical trials of a SARD compound, if at all, and given our currently-depressed stock price, the ATM Sales Agreement is not otherwise expected to be a practical source of liquidity for us at this time. Further, given our currently-depressed stock price, we are significantly limited in our ability to sell shares of common stock under the ATM Sales Agreement since the issuance and sale of our common stock under the ATM Sales Agreement, if it occurs, would be effected under a registration statement on Form S-3 that we filed with the Securities and Exchange Commission, and in accordance with the rules governing those registration statements, we generally can only sell shares of our common stock under that registration statement in an amount not to exceed one-third of our public float, which limitation for all practical purposes precludes its ability to obtain any meaningful funding through the ATM Sales Agreement at this time.

To conserve our cash resources, we have substantially reduced our workforce since November 2018 and have ceased our SARM development activities and all other operations except for day-to-day business operations, completing ongoing SARD preclinical studies and those activities necessary to complete the Merger.  If the Merger is not completed, based on our current business plan and spending assumptions as a standalone company, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.

Our existing capital resources may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that would be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all.  Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  If we are unable to raise sufficient additional funds for the development of our SARD program, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD program, whether as a result of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity or otherwise, we will likely determine to cease operations.

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

•                  potential future preclinical studies and clinical trial results;

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

Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If we are unable to raise additional funds, we will need to continue to reduce our expenditures in order to preserve our cash. Further cost-cutting measures that we may take may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and our ability to derive any value from our SARD program.  In any event, in order to further the development of our SARD program, if at all, we will need to raise substantial additional capital. Our failure to do so would likely result in our determining to cease operations.

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates and intellectual property rights thereof, or grant licenses on terms that are not favorable to us, any of which could result in our stockholders having little or no continuing interest in our SARD program and/or SARM assets as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently-depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016 and the sale of our common stock pursuant to the ATM Sales Agreement. Our stockholders will experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the ASTRID trial to meet its primary endpoint and the resulting significant uncertainty regarding our prospects to continue as a going concern. If we are unable to complete the Merger, our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, uncertainties with respect to the prospects for our early-stage SARD program as an effective treatment for men with CRPC, particularly in light of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity, the sufficiency of our capital resources, potential future management turnover, and volatility and instability in the global financial markets. As a result of these and other factors, there is no guarantee that sufficient additional funding will be available to us on acceptable terms, or at all.

Contractual Obligations

At March 31, 2019, we had contractual obligations as follows:

	Payment Due by Period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations(2)	$41	$41	$—	$—	$—

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

(2)         Our commitment under the operating lease consists of payments related to a lease for office space at 175 Toyota Plaza, Memphis, Tennessee, which expired on April 30, 2019.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.

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

There were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation Related to the Merger

On April 10, 2019, a purported stockholder of GTx commenced a putative class action lawsuit captioned Wheby  v. GTx, Inc. et al. in the U.S. District Court for the District of Delaware, naming as defendants GTx, Michael G. Carter, J. Kenneth Glass, Marc S. Hanover, J. R. Hyde, III, Garry A. Neil, Kenneth S. Robinson, and Robert J. Wills, collectively comprising the members of GTx’s board of directors, its CEO (who is also a director), and the Chairman of the board of directors, Oncternal, and Merger Sub (the “Wheby Action”).

On April 11, 2019, a purported stockholder of GTx commenced a putative class action lawsuit captioned Miller v. GTx, Inc. et al. in the U.S. District Court for the District of Delaware, naming as defendants GTx, GTx’s board of directors, Oncternal, and Merger Sub (the “Miller Action”).

On April 11, 2019, a purported stockholder of GTx commenced a putative class action lawsuit captioned Kopanic v. GTx, Inc. et al. in the U.S. District Court for the Southern District of New York, naming as defendants GTx and GTx’s board of directors (the “Kopanic Action”).

On April 23, 2019, a purported stockholder of GTx commenced a putative class action lawsuit captioned Tabb v. GTx, Inc. et al. in the U.S. District Court for the District of Delaware, naming as defendants GTx and GTx’s board of directors (the “Tabb Action”).

On May 1, 2019, a purported stockholder of GTx commenced a putative class action lawsuit captioned Living Seas LLC v. GTx, Inc. et al. in the U.S. District Court for the District of Delaware, naming as defendants GTx and GTx’s board of directors (the “Living Seas Action”).

On May 7, 2019, a purported stockholder of GTx commenced a putative class action lawsuit captioned Cooper  v. GTx, Inc. et al. in the U.S. District Court for the Southern District of New York, naming as defendants GTx and GTx’s board of directors (the “Cooper Action”, together with the Living Seas Action, the Tabb Action, the Kopanic Action, the Miller Action, and the Wheby Action, the “Recent Actions”).

Collectively, the Recent Actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 14a-9 promulgated thereunder, in connection with GTx’s filing of a registration statement on Form S-4 in connection with the Merger with the U.S. Securities and Exchange Commission (the “Registration Statement”).

The Living Seas Action, Wheby Action, Kopanic Action and Miller Action each separately assert that the Registration Statement is materially deficient and misleading because it failed to disclose information regarding (i) GTx’s and Oncternal’s financial projections, (ii) communications and purported conflicts of interest between Oncternal and members of GTx’s board of directors and management regarding their future employment with the combined successor company, and (iii) the confidentiality agreements entered into between GTx and other potential strategic partners during the process leading up the signing of the Original Merger Agreement. The Tabb Action asserts that the Registration Statement is materially deficient and misleading on the basis of assertions (ii) and (iii), as contained in the preceding sentence.  The Cooper Action asserts that the Registration Statement is materially deficient and misleading on the basis of assertions (i) through (iii), as contained in the first sentence of this paragraph, while adding a fourth assertion that the Registration Statement is materially deficient and misleading because (iv) the terms of other bids provided to GTx by other bidders during negotiations were not disclosed in the Registration Statement.

As relief, the Recent Actions each separately seek an order, among other things, enjoining the defendants from closing the proposed transaction or taking any steps to consummate the Merger and/or awarding rescissory damages.

We and our board of directors believe that the above-described claims are without merit and intend to vigorously defend these actions. We cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters. It is possible that additional, similar complaints may be filed or the complaints described above will be amended. If this occurs, we do not intend to announce the filing of each additional, similar complaint or any amended complaint unless it contains allegations that are substantially distinct from those made in the pending actions described above.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.

Risks Related to the Merger

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.*

The Merger Agreement has set the exchange ratio for the Oncternal capital stock, and the exchange ratio is based on the outstanding capital stock of Oncternal and our outstanding common stock, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, the former Oncternal stockholders immediately before the Merger are expected to own approximately 77.5% of our outstanding capital stock immediately following the Merger, and our stockholders immediately before the Merger are expected to own approximately 22.5% of our outstanding capital stock immediately following the Merger, subject to certain assumptions. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on cash levels of the respective companies at the closing of the Merger, and as a result, either our stockholders or the Oncternal stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Oncternal’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Oncternal’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Oncternal’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Oncternal’s stockholders pursuant to the Merger Agreement.

Failure to complete the Merger may result in either our or Oncternal’s payment of a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we or Oncternal may be required to pay the other party a termination fee of up to $2.0 million. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, both we and Oncternal will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our common stock.

In addition, if the Merger Agreement is terminated and our or Oncternal’s board of directors determines to seek another business combination, there can be no assurance that either we or Oncternal will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The Merger is subject to approval of the Merger Agreement by our stockholders and the Oncternal stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, each of Oncternal and our stockholders must approve the Merger Agreement. Additionally, the Merger Agreement must be approved by multiple classes of Oncternal preferred stockholders, one class of which is held by a sole stockholder, Shanghai Pharmaceutical (USA) Inc., which has not executed a voting agreement and has not otherwise agreed to vote in favor of the Merger Agreement. Although Oncternal expects to receive stockholder approval from Shanghai Pharmaceutical (USA) Inc. approximately two months after the date of the Merger Agreement, there can be no assurance that all of the necessary stockholder approvals will be obtained. Failure to obtain the required stockholder approvals, including as a result of Shanghai Pharmaceutical (USA) Inc. refusing to approve the transactions contemplated by the Merger Agreement, may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or Oncternal.

The Merger Agreement provides that either we or Oncternal can refuse to complete the Merger if there is a material adverse change affecting the other party between March 6, 2019, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Oncternal, including:

•                  general business, economic or political conditions or conditions generally affecting the industries in which Oncternal or we, as applicable, operate;

•                  any natural disaster or any acts of war, armed hostilities or terrorism;

•                  any changes in financial, banking or securities markets;

•                  with respect to us, any change in the stock price or trading volume of our shares excluding any underlying effect that may have caused such change;

•                  with respect to us, failure to meet internal or analysts’ expectations or projects or the results of operations;

•                  any clinical trial programs or studies, including any adverse data, event or outcome arising out of or related to any such programs or studies;

•                  any change in accounting requirements or principles or any change in applicable laws, rules, or regulations or the interpretation thereof;

•                  any effect resulting from the announcement or pendency of the Merger or any related transactions; and

•                  the taking of any action, or the failure to take any action, either by us or Oncternal, required to comply with the terms of the Merger Agreement.

If adverse changes occur and we and Oncternal still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to our stockholders, Oncternal’s stockholders or the stockholders of both entities.

Some of our and Oncternal’s officers and directors have interests in the Merger that are different from our and Oncternal’s respective stockholders and that may influence them to support or approve the Merger without regard to the interests of our or Oncternal’s respective stockholders.

Certain of our and Oncternal’s officers and directors participate in arrangements that provide them with interests in the Merger that are different from the interests of our and Oncternal’s respective stockholders, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined  organization in accordance with Rule 144 under the Securities Act of 1933, as amended.

For example, we have entered into employment agreements with certain of our executive officers that may result in the receipt by such executive officers of cash severance payments and other benefits in the event of a covered termination of employment of each executive officer’s employment.  The closing of the Merger will also result in the acceleration of vesting of options to purchase shares of our common stock held by our executive officers and directors, whether or not there is a covered termination of such officer’s employment. In addition, and for example, certain of Oncternal’s directors and executive officers have options, subject to vesting, to purchase shares of Oncternal’s common stock which, at the closing of the Merger, shall be converted into and become options to purchase shares of our common stock, certain of Oncternal’s directors and executive officers are expected to become directors and executive officers of ours upon the closing of the Merger, and all of Oncternal’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence our and Oncternal’s officers and directors to support or approve the Merger.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including if:

•                  investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;

•                  the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•                  the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our and Oncternal’s securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.*

After the completion of the Merger, our and Oncternal’s current securityholders will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that Oncternal securityholders will own approximately 77.5% of the common stock of the combined organization, and our securityholders, whose shares of our common stock will remain outstanding after the Merger, will own approximately 22.5% of the common stock of the combined organization. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, “The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.”

In addition, the nine member board of directors of the company will initially include six individuals with prior affiliations with Oncternal and two individuals with prior affiliations with us. Consequently, our securityholders and Oncternal’s securityholders will be able to exercise less influence over the management and policies of the combined organization following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

Our and Oncternal’s stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, our and Oncternal’s stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. In this regard, while the exchange ratio may be impacted by cash levels of the respective companies at the closing of the Merger, the Merger Agreement does not condition the completion of the Merger upon either company holding a minimum amount of cash at the effective time of the Merger.  If either or both we or Oncternal hold less cash at the time of the closing Merger than the parties currently expect, the combined company will need to raise additional capital sooner than expected.  Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

During the pendency of the Merger, neither we nor Oncternal may be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede our and Oncternal’s ability to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit both Oncternal and ourselves from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the applicable board’s fiduciary duties.

Because the lack of a public market for Oncternal’s capital stock makes it difficult to evaluate the value of Oncternal’s capital stock, the stockholders of Oncternal may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of Oncternal’s capital stock.

The outstanding capital stock of Oncternal is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Oncternal. Because the percentage of our common stock to be issued to Oncternal’s stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Oncternal’s stockholders will be less than the fair market value of Oncternal, or we may pay more than the aggregate fair market value for Oncternal.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by our stockholders and the stockholders of Oncternal, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we and Oncternal each may lose some or all of the intended benefits of the Merger.

Six class action lawsuits have been filed and additional lawsuits may be filed against us, our board of directors, Oncternal, and/or Merger Sub relating to the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being consummated.*

Between April 10, 2019 and May 7, 2019, six purported stockholder class action lawsuits were filed, naming us and our board of directors as defendants. Collectively, these lawsuits allege, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the registration statement on Form S-4 that we filed with the SEC in connection with the Merger. As relief, these lawsuits each separately seek an order, among other things, enjoining the defendants from closing the proposed transaction or taking any steps to consummate the Merger and/or awarding rescissory damages. We and our board of directors believe that the above-described claims are without merit and intend to vigorously defend these actions. We cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters. It is possible that additional, similar complaints may be filed or the complaints described above will be amended. It is possible that these complaints will be further amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought.

One of the conditions to completion of the Merger is the absence of any order being in effect that prohibits the consummation of the Merger. Accordingly, if any of these plaintiffs or any future plaintiff is successful in obtaining an order enjoining consummation of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected time frame. See “Item 1. Legal Proceedings” in this Quarterly Report on Form 10-Q for more information about the lawsuits related to the Merger that have been filed.

Risks Related to Our Financial Condition and Our Need for Additional Financing, and Additional Risks Related to the Merger

There is no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.

The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions,  as described above, including the required approvals by our and Oncternal’s stockholders (including stockholder approval from one of Oncternal’s significant stockholders, Shanghai Pharmaceutical (USA) Inc., which holds all of the outstanding shares of one series of Oncternal’s preferred stock that must approve the transactions contemplated by the Merger Agreement) and other customary closing conditions.  See the risk factors above titled, “The Merger is subject to approval of the Merger Agreement by our stockholders and the Oncternal stockholders. Failure to obtain these approvals would prevent the closing of the Merger” and “If the conditions to the Merger are not met, the Merger will not occur.”  If the conditions are not satisfied or waived, including as a result of Shanghai Pharmaceutical (USA) Inc. refusing to approve the transactions contemplated by the Merger Agreement, the Merger may be materially delayed or abandoned.  If the Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the Merger, we will be subject to a number of risks, including the following:

•                 we have incurred and expect to continue to incur significant expenses related to the Merger even if the Merger is not consummated;

•                  we could be obligated to pay Oncternal a termination fee of up to $2.0 million under certain circumstances set forth in the Merger Agreement;

•                  the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•                  matters relating to the Merger have required and will continue to require substantial commitments of time and resources by our remaining management and employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to further litigation related to any failure to consummate the Merger or to perform our obligations under the Merger Agreement. If the Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition and the market price of our common stock.

If the Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the Merger with Oncternal, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue our dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.*

Our assets currently consist primarily of cash, cash equivalents and short-term investments, our SARD and SARM assets, the remaining value, if any, of our deferred tax assets, our listing on The Nasdaq Capital Market and the Merger Agreement with Oncternal. While we have entered into the Merger Agreement with Oncternal, the closing of the Merger may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits we expect or enhance stockholder value. If we are unable to consummate the Merger, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the Merger. Attempting to complete an alternative transaction like the Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue our operations to determine if we can identify an appropriate SARD compound to move forward into additional preclinical studies required for the potential submission of an IND to enable the initiation of a first-in-human clinical trial, if any. However, our existing capital resources may not be adequate to enable it to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the conflicting preclinical SARD data we have received to date and the additional preclinical research that would be required to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all. Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  Our board of directors may also resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our SARM or SARD assets, including a sale or other divestiture of one or both of these assets.  Our board of directors could instead decide to abandon these efforts, including any further SARD development, and pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations, including our SARD preclinical development efforts. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations, regulatory and preclinical obligations, and fees and expenses related to the Merger. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

The issuance of shares of our common stock to Oncternal stockholders in the Merger will substantially dilute the voting power of our current stockholders.*

If the Merger is completed, each outstanding share of Oncternal common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, the former Oncternal stockholders immediately before the Merger are expected to own approximately 77.5% of our outstanding capital stock, and our stockholders immediately before the Merger are expected to own approximately 22.5% of our outstanding capital stock, subject to certain assumptions. Accordingly, the issuance of shares of our common stock to Oncternal stockholders in the Merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, “The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.”

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.*

If the Merger is completed, we and certain other parties will enter into the CVR Agreement pursuant to which, for each share of our common stock held, our stockholders of record as of immediately prior to the effective time of the Merger will receive one CVR entitling such holders to receive in the aggregate 75% of any net proceeds received during the 15-year period after the closing of the Merger from the grant, sale or transfer of rights to our SARD or SARM technology that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period) and, if applicable, to receive royalties on the sale of any SARD products by the combined company during the 15-year period after the closing of the Merger. We recently received and evaluated new preclinical data from an independent laboratory of an academic researcher engaged by us, which, among other things, showed that at higher dose concentrations, the SARD compounds tested by the independent laboratory demonstrated partial androgen receptor agonist activity. The academic researcher pointed out that if these results translate to the clinical setting where there is little or no dose separation between antagonist activity and agonist activity, the future of the SARD program as an effective treatment of men with CRPC would likely not be viable. This information was in conflict with other independent laboratory preclinical data previously received by our senior management and with internal preclinical data generated by us, that included: (1) conflicting in vitro data showing either partial agonist activity or no partial agonist activity, (2) in vivo data showing no evidence of agonist activity, and (3) data from another independent laboratory showing the dose-dependent suppression of enzalutamide-resistant prostate cancer tumors in a rat xenograft model. Considering this conflicting information, it was concluded that additional preclinical studies were required to better understand SARDs and their mechanism of action, and to reconcile the conflicting in vitro and in vivo findings. In connection with the receipt of the new preclinical data, in addition to amending the Merger Agreement, we and Oncternal amended the form of CVR Agreement to, among other things: (i) increase from 50% to 75% the portion of the net proceeds the CVR holders will be entitled to under the CVR Agreement, and (ii) provide that Oncternal (as our successor in interest) will be obligated to use commercially reasonable efforts to either develop or divest our SARD technology, as the Oncternal board of directors shall determine in its sole discretion, and to divest our SARM technology, subject to certain limitations. Accordingly, Oncternal may decide, in its sole discretion, to abandon the development of our SARD technology following the Merger and would then be obligated only to use commercially reasonable efforts to divest the SARD technology, subject to certain limitations. Likewise, Oncternal is obligated only to use commercially reasonable efforts to divest the SARM technology, subject to certain limitations, and in light of the results of the ASTRID trial, Oncternal has no current intent to develop the SARM technology. In addition, the CVRs will not be transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value form the CVRs will be contingent solely upon the achievement of the foregoing events within the time periods specified in the CVR Agreement and if these events are not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.  In addition, as set forth above, Oncternal (as our successor in interest) has agreed only to use commercially reasonable efforts to either develop or divest the SARD technology, as the Oncternal board of directors shall determine in its sole discretion, and to divest our SARM technology, subject to certain limitations, which allows for the consideration of a variety of factors in determining the efforts that the combined company is required to use to develop or divest (in Oncternal’s sole discretion) our SARD technology and to divest our SARM technology, and it does not require the combined company to take all possible actions to continue efforts to develop or divest the SARD technology and to divest our SARM technology. Accordingly, under certain circumstances the combined company may not be required to continue efforts to develop or divest the SARD technology and to divest our SARM technology, which would have an adverse effect on the value, if any, of the CVRs. Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the Internal Revenue Service, would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future.*

As of March 31, 2019, we had an accumulated deficit of $605.9 million. Our net loss for the three months ended March 31, 2019 was $5.8 million and we expect to incur significant operating losses for the foreseeable future depending on the extent of our preclinical and any clinical development activities and, if any such development activities are successful, potentially seeking regulatory approval of any potential future product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

A substantial portion of our recent efforts and expenditures have been devoted to, and our prospects were substantially dependent upon, the development of enobosarm for the treatment of postmenopausal women with SUI.  However, in September 2018, we announced that our placebo-controlled Phase 2 clinical trial of enobosarm to evaluate the change in frequency of daily SUI episodes following 12 weeks of treatment, or the ASTRID trial, failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. The failure of the ASTRID trial to achieve its primary endpoint has significantly depressed our stock price and has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements for our SARM assets, and consequently, our prospects to continue as a going concern have been severely diminished.  Following our review of the full data sets from the ASTRID trial, we determined to discontinue further development of enobosarm to treat SUI and to otherwise discontinue any further development of our SARM technology generally.  We continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our SARM assets, including a sale or other divestiture of our SARM assets. We have for many years actively pursued, but have been unable to successfully enter into, potential collaborative, partnering or other strategic arrangements for our SARM assets. If we are unable to ultimately enter into any such arrangements for our SARM assets, we will not receive any return on our investment in enobosarm and our other SARMs.

As a result of our decision to discontinue our SARM development efforts, our development activities have been focused solely on conducting preclinical studies to determine if we can identify an appropriate SARD compound to move forward into additional preclinical studies required for the potential submission of an IND to enable the initiation of a first-in-human clinical trial.  However, as a result of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity along with the resultant uncertainty with respect to the overall preclinical data for SARDs to date, additional preclinical research would be required in order to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies. Our existing capital resources, however, may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that would be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all.   Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  Accordingly, if, for any reason, the Merger is not consummated, we may resume our efforts to seek additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of our SARD program.  In addition, our preclinical evaluation of our SARD technology is at very early stage and is subject to the substantial risk and probability of failure inherent in the development of early-stage programs.

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

If the Merger is not completed and we are unable to raise sufficient additional funds for the development of our SARD program, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD program, whether as a result of our receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity or otherwise, we will likely determine to cease operations.  Even if we are able to successfully complete additional preclinical research to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies and to raise additional funds to permit the continued development of our SARD program, if we and/or any potential collaborators are unable to develop and commercialize our SARDs or SARM technology, if development is further delayed or is eliminated, or if sales revenue from any SARD or partnered SARM products upon receiving marketing approval, if ever, is insufficient, we may never become profitable and we will not be successful.

If we do not successfully complete the Merger, we will need to raise substantial additional capital and may be unable to raise the capital necessary to permit the continued development of our SARD program, which would force us to delay, reduce or eliminate our SARD program and would likely cause us to cease operations.*

At March 31, 2019, we had cash, cash equivalents and short-term investments of $21.2 million. If the Merger is not completed, based on our current business plan and spending assumptions as a standalone company, we estimate that our current cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based our cash sufficiency estimates on our current business plan and our assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated.

Our existing capital resources may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that would be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all.  Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  If we are unable to raise sufficient additional funds for the development of our SARD program, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD program, whether as a result of our receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity or otherwise, we will likely determine to cease operations.

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

•                  potential future preclinical studies and clinical trial results;

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

While we have been able to fund our operations to date, we have no ongoing collaborations for the development and commercialization of any product candidates and no source of revenue, nor do we expect to generate product revenue for the foreseeable future. We do not have any commitments for future external funding. In addition, although we have entered into an At-the-Market Equity OfferingSM Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or the ATM Sales Agreement, under which approximately $25.0 million of shares of our common stock remained available for sale at March 31, 2019, it is unlikely we could raise sufficient funds under the ATM Sales Agreement to permit us to initiate and complete any initial human clinical trials of a SARD compound, if at all, and given our currently-depressed stock price, the ATM Sales Agreement is not otherwise expected to be a practical source of liquidity for us at this time. Further, given our currently-depressed stock price, we are significantly limited in our ability to sell shares of common stock under the ATM Sales Agreement since the issuance and sale of our common stock under the ATM Sales Agreement, if it occurs, would be effected under a registration statement on Form S-3 that we filed with the Securities and Exchange Commission, and in accordance with the rules governing those registration statements, we generally can only sell shares of our common stock under that registration statement in an amount not to exceed one-third of our public float, which limitation for all practical purposes precludes our ability to obtain any meaningful funding through the ATM Sales Agreement at this time.

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

To the extent that we raise additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of our technologies or product candidates and intellectual property rights thereof, or grant licenses on terms that are not favorable to us, any of which could result in our stockholders having little or no continuing interest in our SARD program and/or SARM assets as stockholders or otherwise. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently-depressed stock price, and debt financing, if available, may involve restrictive covenants. For example, we completed substantially dilutive private placements of our common stock and warrants in March 2014, November 2014 and September 2017, in addition to a registered direct offering of our common stock that we completed in October 2016 and the sale of our common stock pursuant to the ATM Sales Agreement. Our stockholders will experience additional, perhaps substantial, dilution should we again raise additional funds by issuing equity securities. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the failure of the ASTRID trial to meet its primary endpoint and the resulting significant uncertainty regarding our prospects to continue as a going concern. If we are unable to complete the Merger, our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, uncertainties with respect to the prospects for our early-stage SARD program as an effective treatment for men with CRPC, particularly in light of our receipt of preclinical data demonstrating partial agonist activity in the SARD compounds tested, the sufficiency of our capital resources, potential future management turnover, and volatility and instability in the global financial markets. As a result of these and other factors, there is no guarantee that sufficient additional funding will be available to us on acceptable terms, or at all.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

We have substantially reduced our workforce since November 2018 and as of March 31, 2019, we had only 13 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

The pendency of the Merger could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.

While there have been no significant adverse effects to date, the pendency of the Merger could disrupt our business in many ways, including:

•                  the attention of our remaining management and employees may be directed toward the completion of the Merger and related matters and may be diverted from our day-to-day business operations; and

•                  third parties may seek to terminate or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition and prospects.

Risks Related to Our Development Activities

We were substantially dependent on the success of enobosarm, and the recent failure of the ASTRID trial to meet its primary endpoint has severely diminished enobosarm’s prospects and our prospects to continue as a going concern. As we are now focused solely on our SARD program, our failure to obtain funding for and to advance the development of our SARD program would likely require us to cease operations.*

A substantial portion of our recent efforts and expenditures have been devoted to, and our prospects were substantially dependent upon, the development of enobosarm for the treatment of postmenopausal women with SUI.  However, in September 2018, we announced that the ASTRID trial failed to achieve statistical significance on the primary endpoint of a greater than 50% reduction in incontinence episodes per day compared to placebo. The failure of the ASTRID trial to achieve its primary endpoint has significantly depressed our stock price and has severely harmed our ability to raise additional capital and to secure potential collaborative, partnering or other strategic arrangements for our SARM assets, and consequently, our prospects to continue as a going concern have been severely diminished. Following our review of the full data sets from the ASTRID trial, we determined to discontinue further development of enobosarm to treat SUI and to otherwise discontinue any further development of our SARM program generally.  We continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our SARM assets, including a sale or other divestiture of our SARM assets. We have for many years actively pursued, but have been unable to successfully enter into, potential collaborative, partnering or other strategic arrangements for our SARM assets. If we are unable to ultimately enter into any such arrangements for our SARM assets, we will not receive any return on our investment in enobosarm and our other SARMs.

As a result of our decision to discontinue our SARM development efforts, our development activities have been focused solely on conducting preclinical studies to determine if we can identify an appropriate SARD compound to move forward into additional preclinical studies required for the potential submission of an IND to enable the initiation of a first-in-human clinical trial.   However, we recently received new preclinical data from an independent laboratory of an academic researcher engaged by us, which, among other things, showed that at higher dose concentrations, the SARD compounds tested by the independent laboratory demonstrated partial androgen receptor agonist activity. The academic researcher pointed out that if these results translate to the clinical setting where there is little or no dose separation between antagonist activity and agonist activity, the future of the SARD program as an effective treatment of men with CRPC would likely not be viable. This information was in conflict with other independent laboratory preclinical data previously received by our senior management and with internal preclinical data generated by us, that included: (1) conflicting in vitro data showing either partial agonist activity or no partial agonist activity, (2) in vivo data showing no evidence of agonist activity, and (3) data from another independent laboratory showing the dose-dependent suppression of enzalutamide-resistant prostate cancer tumors in a rat xenograft model. Considering this conflicting information, it was concluded that additional preclinical studies were required to better understand SARDs and their mechanism of action, and to reconcile the conflicting in vitro and in vivo findings. Accordingly, additional preclinical research would be required in order to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies. Our existing capital resources, however, may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that would be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all. Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of its SARD program. In addition, the preclinical evaluation of our SARD technology is at a very early stage and is subject to the substantial risk and probability of failure inherent in the development of early-stage programs.

In any event, if the Merger is not completed and we are unable to raise sufficient additional funds for the development of our SARD program, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determines to discontinue the development of our SARD program, whether as a result of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity or otherwise, we will likely determine to cease operations.

We and any potential collaborators will not be able to commercialize any SARD product candidates if our preclinical studies do not produce successful results or if our or their SARD or SARM clinical trials do not adequately demonstrate safety and efficacy in humans.*

Significant additional clinical development, financial resources and personnel would be required to obtain necessary regulatory approvals for any potential future SARD or SARM product candidates and to develop them into commercially viable products. Preclinical and clinical testing is expensive, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and top-line or interim results of a clinical trial do not necessarily predict final results. In this regard, from time to time, we have and may in the future publish or report top-line, interim or other preliminary data from our clinical trials, which data is based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the applicable trial. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Similarly, interim or other preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Top-line, interim and other preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from such top-line, interim or other preliminary data we previously published. As a result, top-line, interim or preliminary data should be viewed with caution until the final data are available.

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

In the first quarter of 2015, we entered into an exclusive worldwide license agreement with UTRF to develop its proprietary SARD technology and we are currently focused solely on the further development of our SARD program. Our preclinical evaluation of our SARD technology is at an early stage and is subject to the substantial risk and probability of failure inherent in the development of early-stage programs.  We will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program. If our research and preclinical development of our SARD program is unsuccessful, is discontinued and/or we are not able to obtain sufficient funding to advance the development of our SARD program, we will likely cease operations.

Significant delays in preclinical studies and clinical testing could materially impact our product development costs. For example, as a result of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity along with the resultant uncertainty with respect to the overall preclinical data for SARDs to date, additional preclinical research would be required in order to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies. Such additional preclinical research will increase our costs, and we cannot be certain that our existing capital resources will be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound.  In any event, we do not know whether our potential future preclinical studies and clinical trials will need to be modified or will be completed on schedule, if at all. We or any potential collaborators may experience numerous unforeseen and/or adverse events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent us or our potential collaborators’ ability to commercialize any product candidates, including:

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

•                  additional preclinical studies or clinical trials may produce negative, inconclusive or further conflicting results, which may require us or any potential collaborators to conduct additional preclinical or clinical testing, such as the additional preclinical research that would be required to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies or to abandon projects that we expect to be promising;

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

If any of these events were to continue to occur in the future and, as a result, we or any potential collaborators have significant delays in or termination of potential future clinical trials, our costs could increase and our ability to generate revenue could be impaired, which would materially and adversely impact our business, financial condition and growth prospects.

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

Risks Related to Our Dependence on Third Parties

If the Merger is not completed and we do not establish collaborative, partnering or other strategic arrangements for our SARD program and SARM assets or otherwise raise substantial additional capital, we will likely determine to cease operations.*

Our current strategy is dependent on our ability to secure potential collaborative, partnering or other strategic arrangements with other pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of any SARD and SARM product candidates, and to otherwise obtain funding for such activities.  For example, we are currently focused solely on the further development of our SARD program; however, our existing capital resources may not be adequate to enable us to conduct and complete any IND-enabling studies of a SARD compound, particularly in light of the additional preclinical research that would be required in order to reconcile the conflicting preclinical SARD data we have received to date and to determine whether an appropriate SARD compound can potentially be advanced into any IND-enabling preclinical studies in a timely manner, if at all. Even if we are able to successfully complete such additional preclinical research and to conduct and complete any IND-enabling studies of a SARD compound, which we may not be able to do with our existing capital resources, we will in any event require significant additional financial resources in order to initiate and complete initial human clinical trials of a SARD compound and to otherwise further the development of our SARD program.  Accordingly, if, for any reason, the Merger is not consummated, we may resume our efforts to seek additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources for the development of our SARD program.  We face significant competition in seeking such arrangements, and such arrangements are complex and time consuming to negotiate and document.  In any event, we may not be successful in entering into new collaborative, partnering or other strategic arrangements with third parties for the further development of our SARD program (or our SARD assets) on acceptable terms, or at all. In this regard, we have for many years actively pursued, but have been unable to successfully enter into, potential collaborative, partnering or other strategic arrangements for our SARM assets and we likewise have not been successful to date in entering into potential collaborative, partnering or other strategic arrangements for our SARD program. Moreover, as a result of our recent receipt of new preclinical data from an independent laboratory that showed that at higher dose concentrations the SARD compounds tested demonstrated partial androgen receptor agonist activity, which data conflicts with certain other preclinical data previously received by us, this new preclinical data along with the resultant uncertainty with respect to the overall preclinical data for SARDs to date may negatively impact or preclude altogether our prospects for entering into potential collaborative, partnering or other strategic arrangements for our SARD program.  In addition, we are unable to predict when, if ever, we will enter into any potential collaborative, partnering or other such strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements, and we have otherwise been unsuccessful, for many years, in our efforts to establish such arrangements.  In any event, if the Merger is not completed and we are unable to raise sufficient additional funds for the development of our SARD program, whether through potential collaborative, partnering or other strategic arrangements or otherwise, or if we otherwise determine to discontinue the development of our SARD program, we will likely determine to cease operations. In addition, because we have discontinued our SARM development efforts, if we are unable to ultimately enter into any potential collaborative, partnering or other such strategic arrangements for our SARM assets, we will not receive any return on our investment in enobosarm and our other SARMs.

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

We have in the past established, and, if the Merger is not completed, we intend to continue to seek to establish, partnering, collaborative and similar strategic arrangements with third parties to develop and commercialize any potential future product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2011, we and Ipsen Biopharm Limited, or Ipsen, mutually agreed to terminate our collaboration for the development and commercialization of our toremifene-based product candidate. As of the date of this report, we have no ongoing collaborations for the development and commercialization of any product candidate. We may not be able to locate third-party collaborators to develop and market any product candidates, and we lack the necessary financial resources to develop any product candidates alone.

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

Risks Related to Our Intellectual Property

If we lose our licenses from UTRF, we may be unable to continue our business and, if the Merger is completed, the CVR holders may not receive any proceeds from our SARD or SARM technology.*

We have licensed intellectual property rights and technology from UTRF used in substantially all of our business. Our license agreements with UTRF, under which we were granted rights to enobosarm and other SARM compounds, and to SARD compounds and, for both, to methods of use thereof, may be terminated by UTRF if we are in breach of our obligations under, or fail to perform any terms of, the relevant agreement and fail to cure that breach. If one or both of these agreements are terminated, then we may lose our rights to utilize enobosarm and other SARM compounds and/or SARD compounds and the intellectual property covered by those agreements to market, distribute and sell licensed products, which may prevent us from continuing our business and would likely cause us to cease operations altogether.

In addition, if the Merger is completed and the combined company breaches its obligations under one or both license agreements, resulting in a termination of the relevant agreement, then the combined company may not be able to develop or divest the SARD technology or divest the SARM technology. As a result, the combined company may not receive proceeds from the transfer of rights to the applicable technologies or the sale of SARD or SARM technology. If the combined company does not receive any such proceeds, then the CVR holders would not receive any payments on the CVRs.

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

We do not expect to receive regulatory approval for the commercial sale of any product candidates for the foreseeable future, if at all. The inability to obtain approval from the FDA, the EMA and other foreign regulatory authorities for our product candidates would prevent us or any potential collaborators from commercializing these product candidates in the United States, the EU, or other countries. See the section entitled “Business — Government Regulation” under Part 1, Item 1 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019 for additional information regarding risks associated with marketing approval, as well as risks related to potential post-approval requirements.

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

Medicare coverage and reimbursement of prescription drugs exists under Medicare Part D for oral drug products capable of self-administration by patients. Our oral drug product candidates would likely be covered by Medicare Part D (if covered by Medicare at all). In March 2010, the United States Congress enacted the Healthcare Reform Act, which, among other initiatives, implemented cost containment and other measures that could adversely affect revenues from sales of product candidates, including an increase in the drug rebates that manufacturers must pay under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care and a requirement that manufacturers provide a 50% discount on the negotiated price of Medicare Part D brand name drugs utilized by Medicare Part D beneficiaries during the coverage gap (the so-called “donut hole”)(which discount has subsequently been increased to 70% in 2019).

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

We have product liability insurance that covers our clinical trials and any commercial products up to a $10 million annual aggregate limit. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

We believe SARDs may have the potential to provide compounds that can degrade or antagonize multiple forms of the AR thereby inhibiting tumor growth in patients with CRPC, including those patients who do not respond or are resistant to current therapies. Drugs in development having potentially similar approaches to removing the AR by degradation include Arvinas Inc.’s ARV-110, which is a chimera with an AR binding moiety on one end and an E3 ligase recruiting element on the other that has recently entered Phase 1 development for the treatment of advanced prostate cancer, and Androscience Corporation’s androgen receptor degrader enhancer, ASC-J9, which is currently in development for acne and alopecia with the potential for development as a treatment for prostate cancer.

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

With respect to SARMs, there are other SARM product candidates in development that may compete with enobosarm and any future SARM product candidates, if approved for commercial sale.  For example, Viking Therapeutic’s VK5211 recently reported positive results from a Phase 2 study for patients recovering from non-elective hip fracture surgery.  Radius Health Inc.’s RAD140 is currently being evaluated in a Phase 1 study in postmenopausal women with hormone-receptor positive locally advanced or metastatic breast cancer. GlaxoSmithKline is conducting a Phase 1 study to assess the effect of GSK2881078 on physical strength and function after 13 weeks of treatment in patients with chronic obstructive pulmonary disease, or COPD, and muscle weakness.  OPKO Health’s OPK88004 is enrolling in a dose ranging study to improve symptoms of benign prostatic hyperplasia (BPH) by reducing prostate size and, on the basis of data from a previous trial in 350 men, increase muscle mass and bone strength and decrease body fat.

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

If we fail to keep senior management and personnel, we may be unable to continue our business operations.*

Our success depends on our continued ability to retain and motivate highly qualified management and personnel. Significant competition exists for qualified personnel in the biotechnology field. We may incur greater costs than anticipated, or may not be successful, in retaining or motivating our existing personnel. If we are not able to keep senior management and personnel, our ability to continue our business operations could be impaired, and the value of your investment would be adversely impacted. All of our employees are at-will employees and can terminate their employment at any time.

To conserve our cash resources, we have substantially reduced our workforce since November 2018 and have ceased our SARM development activities and all other operations except for day-to-day business operations, completing ongoing SARD preclinical studies and those activities necessary to complete the Merger. As of March 31, 2019, we had only 13 full-time employees. Accordingly, we have been and are continuing to operate with a shortage of resources and may not be able to effectively conduct our operations with this limited number of employees. In addition, our ability to successfully complete the Merger depends in large part on our ability to retain our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

If the Merger is not completed and we are able to raise sufficient additional funds necessary to pursue the continued development of our SARD program, we will need to hire a substantial number of additional employees. Any inability to manage future growth could harm our ability to develop and commercialize any potential future product candidates, increase our costs and adversely impact our ability to compete effectively.*

As of March 31, 2019, we had only 13 full-time employees.  If the Merger is not completed and we are able to raise sufficient additional funds necessary to pursue the continued development of our SARD program, we will need to hire experienced personnel to continue to develop our SARD program and to develop and commercialize any potential future product candidates, and we will need to expand the number of our managerial, operational, financial and other employees to support that growth. Significant competition exists for qualified personnel.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile and may continue to be volatile in the future. This volatility may cause our stock price and the value of your investment to decline.*

The market prices for securities of biotechnology companies, including ours, have been highly volatile and may continue to be so in the future. In this regard, the market price for our common stock has varied between a high of $25.60 on September 13, 2018, and a low of $0.74 on December 24, 2018, in the twelve-month period ended March 31, 2019. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•                  our ability to consummate the transactions contemplated by the Merger Agreement, including the Merger;

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

•                  our ability to realize any value from our SARM assets, particularly in light of our decision to discontinue the development of enobosarm and our SARM technology generally;

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

•                  changes in accounting principles; and

•                  additional losses of any of our key management personnel.

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

In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our development efforts.

If we fail to meet continued listing standards of The Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations would be substantially impaired.

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on The Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on December 5, 2016, we effected one-for-ten reverse stock split of our outstanding common stock, or the 2016 Reverse Stock Split, the primary purpose of which was to enable us to regain compliance with the Bid Price Requirement, which compliance was regained on December 20, 2016. However, the closing bid price of our common stock has recently been well below $1.00 per share, and there can be no assurance that we will meet the Bid Price Requirement, or any other Nasdaq continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders’ equity or market values of our common stock, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process.

In addition, we are required pursuant to the terms of the Merger Agreement to submit to our stockholders a proposal to approve an amendment to our restated certification of incorporation to authorize our board of directors to effect a reverse stock split of all outstanding shares of our common stock. The approval of the reverse stock split by our stockholders is a condition to closing, pursuant to the Merger Agreement.  If this reverse stock split proposal is not approved by our stockholders, and if the parties waive this closing condition, the combined company resulting from the Merger will likely not be able to obtain compliance with the minimum bid price requirement for an initial listing on Nasdaq and, as a consequence, Nasdaq will immediately provide the combined company with written notification that our common stock will be delisted.

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

Our executive officers, directors and largest stockholders have the ability to control all matters submitted to stockholders for approval.*

Based solely on the most recent Schedules 13G and 13D filed with the SEC and reports filed with the SEC under Section 16 of the Exchange Act, our executive officers, directors and holders of 5% or more of our outstanding common stock, including their affiliated or associated entities, held approximately 53.5% of our outstanding common stock, and our executive officers and directors alone, including their affiliated or associated entities, held approximately 30.0% of our outstanding common stock as well as warrants to purchase up to an additional 1.0 million shares of common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election of directors, the approval of the issuance of shares of our common stock pursuant to the Merger Agreement, and the approval of potential alternative mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have a significant amount of federal and state net operating loss, or NOL, carryforwards. In this regard, as of December 31, 2018, we had net federal operating loss carryforwards of approximately $472.1 million. The federal operating loss carryforwards originating prior to 2018 will expire from 2019 to 2037 if not utilized, and state operating loss carryforwards of approximately $411.4 million will expire from 2019 to 2038 if not utilized. Our ability to use our federal and state NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. On December 22, 2017, President Trump signed into law U.S. federal income tax legislation, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of NOLs generated in taxable years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed a study through December 31, 2016 to determine whether any Section 382 limitations exist and, as a result of this study and our analysis of subsequent ownership changes, we do not believe that any Section 382 limitations exist through March 31, 2019, though we have not yet conducted an in-depth analysis since the last study. Section 382 of the Code is an extremely complex provision with respect to which there are many uncertainties, however, and we have not established whether the IRS agrees with our determination. In any event, our 2016 and 2017 equity offerings, our past and potential future issuances of common stock pursuant to the ATM Sales Agreement, other future equity offerings and/or changes in our stock ownership, some of which are outside of our control, could in the future result in an ownership change and an accompanying Section 382 limitation. In addition, the Merger, if consummated, will constitute an ownership change (within the meaning Section 382 of the Code) which could eliminate or otherwise substantially limit our federal and state NOL carryforwards. Therefore, utilization of a portion of our domestic NOL and tax credit carryforwards will likely be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, for any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or to our stockholders, for any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, or the DGCL, our restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or for any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our financial condition.

If there are substantial sales of our common stock, the market price of our common stock could drop substantially, even if our business is doing well.*

For the 12-month period ended March 31, 2019, the average daily trading volume of our common stock on the Nasdaq was only 909,508 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of March 31, 2019, we had 24,051,844 shares of common stock outstanding. In addition, as a result of the low trading volume of our common stock, which was exacerbated by the 2016 Reverse Stock Split, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.  In addition, due to the limitations of our market, the volatility in the market price of our common stock and our currently-depressed stock price, stockholders may face difficulties in selling shares at attractive prices when they want to sell.

In September 2017, we completed a private placement of 5.5 million shares of our common stock and warrants to purchase 3.3 million shares of our common stock. In November 2014, we completed a private placement of 6.4 million shares of our common stock and warrants to purchase 6.4 million shares of our common stock (as adjusted to give effect to the 2016 Reverse Stock Split). Similarly, in March 2014 we completed a private placement of 1.2 million shares of our common stock and warrants to purchase 1.0 million shares of our common stock (as adjusted to give effect to the 2016 Reverse Stock Split). Pursuant to the terms of the registration rights or securities purchase agreements we entered into in connection with these private placements, we have filed registration statements under the Securities Act registering the resale of an aggregate of approximately 23.8 million shares of common stock that we issued to, or are issuable upon the exercise of warrants that we issued to, the investors in these private placements, which investors include our largest stockholders. Moreover, J.R. Hyde, III and certain of his affiliates, have rights under a separate registration rights agreement with us to require us to file resale registration statements covering an additional 785,000 shares of common stock held in the aggregate or to include these shares in registration statements that we may file for ourselves or other stockholders. If Mr. Hyde or his affiliates or any of our other significant stockholders, including the other investors in our private placements, were to sell large blocks of shares in a short period of time, the market price of our common stock could drop substantially.

The comprehensive U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed the Tax Act into law, which significantly revised the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for NOLs generated in tax years beginning after December 31, 2017 to 80% of current year taxable income and elimination of carrybacks of NOLs arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act could adversely affect us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

ITEM 5.                                                OTHER INFORMATION

In connection with the Merger, we are holding a special meeting of our stockholders, or the Special Meeting, in order to seek the stockholder approvals necessary to complete the Merger with Oncternal and related matters. The Special Meeting will be held at 9:00 a.m., Central time, on June 5, 2019 at 17 W Pontotoc Ave., Suite 100, Memphis, Tennessee 38103, unless postponed or adjourned to a later date.  As a result of the calling of the Special Meeting and the Merger, our next annual meeting of stockholders will be held more than 30 days from the anniversary of the date of our 2018 annual meeting of stockholders.  Following the anticipated closing of the Merger, the combined company will inform stockholders of the date of the next annual meeting of stockholders and of the relevant deadlines for submitting stockholder proposals and related matters.

ITEM 6.                                                EXHIBITS

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	10/03/2012

2.2a**	Agreement and Plan of Merger and Reorganization, dated March 6, 2019, by and among the Registrant, Oncternal Therapeutics, Inc. and Grizzly Merger Sub, Inc	8-K	000-50549	2.1	03/07/2019

2.2b**	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated April 30, 2019, by and among Registrant, Oncternal Therapeutics, Inc. and Grizzly Merger Sub, Inc	8-K	000-50549	2.1	04/30/2019

2.3**	Form of CVR Agreement by and between the Registrant, Marc S. Hanover, as the Holders’ Representative, and Computershare Investor Services, as Rights Agent.	8-K	000-50549	2.2	04/30/2019

2.4	Form of GTx Voting Agreement, dated March 6, 2019, by and between Oncternal Therapeutics, Inc., the Registrant and each of the parties named in each agreement therein	8-K	000-50549	2.3	03/07/2019

2.5	Form of Oncternal Voting Agreement, dated March 6, 2019, by and between the Registrant, Oncternal Therapeutics, Inc. and each of the parties named in each agreement therein	8-K	000-50549	2.4	03/07/2019

2.6	Form of Lock-Up Agreement, dated March 6, 2019, by each of the parties named in each agreement therein	8-K	000-50549	2.5	03/07/2019

3.1	Restated Certificate of Incorporation of GTx, Inc.	S-3	333-127175	4.1	08/04/2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.2	05/06/2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.3	05/09/2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	10-Q	000-50549	3.4	05/11/2015

3.5	Certificate of Amendment of Restated Certificate of Incorporation of GTx, Inc.	8-K	000-50549	3.1	12/05/2016

3.6	Amended and Restated Bylaws of GTx, Inc.	8-K	000-50549	3.2	07/26/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6	—	—	—	—

4.2	Specimen of Common Stock Certificate	S-1	333-109700	4.2	12/22/2003

4.3	Amended and Restated Registration Rights Agreement between Registrant and J. R. Hyde, III dated August 7, 2003	S-1	333-109700	4.4	10/15/2003

4.4	Consent, Waiver and Amendment between Registrant and J. R. Hyde, III and Pittco Associates, L.P. dated December 3, 2007	S-3	333-148321	4.6	12/26/2007

4.5	Waiver and Amendment Agreement among Registrant, J.R. Hyde, III and Pittco Associates, L.P. dated March 6, 2014	10-K	000-50549	4.5	03/12/2014

4.6	Amended and Restated Registration Rights Agreement among Registrant, J.R. Hyde, III and The Pyramid Peak Foundation, dated August 4, 2014	10-Q	000-50549	4.6	08/05/2014

4.7	Consent, Waiver and Amendment Agreement between Registrant and J.R. Hyde, III and Pittco Associates, L.P., dated August 4, 2014	10-Q	000-50549	4.8	08/05/2014

4.8	Form of Common Stock Warrant, issued on November 14, 2014 by Registrant pursuant to the Purchase Agreement, dated November 9, 2014, between Registrant and the purchasers identified in Exhibit A therein	10-K	000-50549	4.9	03/16/2015

4.9	Form of Warrant Amendment Agreement entered into effective as of March 25, 2016 between Registrant and each holder of a Common Stock Warrant originally issued on November 14, 2014	10-Q	000-50549	4.9	05/10/2016

4.10	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	10/20/2017

31.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

31.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	—	—	—	—

32.1+	Certification of Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

32.2+	Certification of Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)	—	—	—	—

101.INS+	XBRL Instance Document	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

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

GTx, Inc.

Date: May 10, 2019	By:	/s/ Marc S. Hanover
Marc S. Hanover, President,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Jason T. Shackelford
Jason T. Shackelford, Vice President, Finance and Accounting and Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)