Form 10-Q
period 2019-09-30
Oncternal Therapeutics, Inc.
filed 2019-11-08
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 5, 2019, the registrant had 15,387,242 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,096	$20,645
Prepaid and other assets	959	565
Total current assets	24,055	21,210
Right-of-use asset	226	—
Other assets	768	752
Total assets	$25,049	$21,962
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,231	$3,440
Accrued liabilities	2,435	891
Deferred grant revenue	3,008	—
Current portion of lease liability	96	—
Total current liabilities	6,770	4,331
Preferred stock warrant liability	—	674
Lease liability	129	—
Commitments and contingencies (Notes 3 and 5)
Convertible preferred stock, $0.0001 par value; authorized shares - none and 130,100 at September 30, 2019 and December 31, 2018, respectively; issued and outstanding – none and 8,148 at September 30, 2019 and December 31, 2018, respectively; liquidation preference of none and $48,954 at September 30, 2019 and December 31, 2018, respectively	—	46,588
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares – 5,000 and none at September 30, 2019 and December 31, 2018, respectively; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 60,000 and 200,000 at September 30, 2019 and December 31, 2018, respectively; issued and outstanding shares – 15,387 and 3,762 at September 30, 2019 and December 31, 2018, respectively	15	5
Additional paid-in capital	79,551	1,748
Accumulated deficit	(61,416)	(31,384)
Total stockholders’ equity (deficit)	18,150	(29,631)
Total liabilities and stockholders’ equity (deficit)	$25,049	$21,962

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Grant revenue	$544	$329	$1,689	$2,044
Operating expenses:
Research and development	3,108	1,809	7,591	6,612
In-process research and development	—	—	18,088	—
General and administrative	2,385	454	4,937	1,589
Total operating expenses	5,493	2,263	30,616	8,201
Loss from operations	(4,949)	(1,934)	(28,927)	(6,157)
Other income (expense):
Change in fair value of warrant liability	—	23	(1,268)	101
Other income	—	—	—	216
Interest expense	—	—	—	(1)
Interest income	57	13	163	40
Total other income (expense)	57	36	(1,105)	356
Net loss	$(4,892)	$(1,898)	$(30,032)	$(5,801)
Net loss per share, basic and diluted	$(0.32)	$(0.53)	$(3.48)	$(1.62)
Weighted-average shares outstanding, basic and diluted	15,340	3,609	8,636	3,573

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(30,032)	$(5,801)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	18,088	—
Noncash other income	—	(216)
Stock-based compensation	192	126
Noncash interest expense	—	1
Change in fair value of preferred stock warrants liability	1,268	(101)
Noncash lease expense	56	—
Changes in operating assets and liabilities:
Prepaid and other assets	(268)	(611)
Accounts payable	(4,402)	2,896
Accrued liabilities	(1,555)	135
Change in operation lease liability	(56)	—
Deferred grant revenue	3,008	(1,575)
Net cash used in operating activities	(13,701)	(5,146)
Cash flows from investing activities
Cash acquired in connection with the Merger	18,292	—
Acquisition related costs paid	(2,155)	—
Net cash provided by investing activities	16,137	—
Cash flows from financing activities
Proceeds from exercise of stock options	14	—
Proceeds from exercise of common stock warrants	1	—
Proceeds from convertible preferred stock subscription	—	1,100
Net cash provided by financing activities	15	1,100
Net increase (decrease) in cash and cash equivalents	2,451	(4,046)
Cash and cash equivalents at beginning of period	20,645	10,188
Cash and cash equivalents at end of period	$23,096	$6,142
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$46,588	$—
Issuance of common stock to GTx stockholders	$29,049	$—
Reclassification of preferred stock warrants liability to additional paid-in capital	$1,942	$—
Net liabilities assumed in Merger	$5,176	$—

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited; in thousands)

	Three Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2019	—	$—	15,370	$15	$79,445	$(56,524)	$22,936
Exercise of stock options for cash	—	—	17	—	12	—	12
Exercise of warrants for cash	—	—	—	—	1	—	1
Vesting related to repurchase liability	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	(4,892)	(4,892)
Balance at September 30, 2019	—	$—	15,387	$15	$79,551	$(61,416)	$18,150

	Three Months Ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2018	5,653	$29,815	3,760	$5	$1,606	$(28,708)	$(27,097)
Stock-based compensation	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	(1,898)	(1,898)
Balance at September 30, 2018	5,653	$29,815	3,760	$5	$1,648	$(30,606)	$(28,953)

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited; in thousands)

	Nine Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	8,148	$46,588	3,762	$5	$1,748	$(31,384)	$(29,631)
Exercise of stock options for cash	—	—	19	—	14	—	14
Exercise of warrants for cash	—	—	—	—	1	—	1
Vesting related to repurchase liability	—	—	—	—	27	—	27
Issuance of common stock to former stockholders of GTx upon Merger	—	—	3,458	2	29,047	—	29,049
Conversion of convertible preferred stock into common stock upon Merger	(8,148)	(46,588)	8,148	8	46,580	—	46,588
Reclassification of convertible preferred stock warrant liability	—	—	—	—	1,942	—	1,942
Stock-based compensation	—	—	—	—	192	—	192
Net loss	—	—	—	—	—	(30,032)	(30,032)
Balance at September 30, 2019	—	$—	15,387	$15	$79,551	$(61,416)	$18,150

	Nine Months Ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	5,653	$28,715	3,745	$5	$1,522	$(24,805)	$(23,278)
Collection of stock subscription receivable	—	1,100	—	—	—	—	—
Issuance of restricted common shares	—	—	15	—	—	—	—
Stock-based compensation	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	(5,801)	(5,801)
Balance at September 30, 2018	5,653	$29,815	3,760	$5	$1,648	$(30,606)	$(28,953)

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company,” “Oncternal,” or the “combined company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s clinical pipeline consists of its lead program, cirmtuzumab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1), and TK216, a small molecule inhibiting the biological activity of ETS-family transcription factor oncoproteins. The Company is also developing a CAR-T (chimeric antigen receptor T-cells) product candidate that targets ROR1.

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

Except as otherwise indicated, references herein to “Oncternal,” “the Company,” and the “combined company,” refer to Oncternal Therapeutics, Inc. on a post-Merger basis, and the term “Private Oncternal” refers to the business of privately-held Oncternal Therapeutics, Inc., prior to completion of the Merger.  References to GTx refer to GTx, Inc. prior to completion of the Merger.

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

Liquidity and Going Concern

From its inception through September 30, 2019, the Company has devoted substantially all of its efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Since inception, the Company has experienced recurring net losses and negative cash flows from operating activities and expects to continue to incur losses into the foreseeable future. At September 30, 2019, the Company had an accumulated deficit of $61.4 million and had cash and cash equivalents of $23.1 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations through the second quarter of 2020. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities and operations. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with GAAP. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 filed with the SEC on Form S-4/A on May 6, 2019.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed consolidated balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

The Company calculated the final remeasurement of the preferred stock warrant liability on June 7, 2019, the Merger closing date, using the closing price of GTx’s common stock on that date to determine the fair value of the warrants, and recorded a $1.3 million change in the fair value of the preferred stock warrant liability for the nine months ended September 30, 2019.

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

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2018	$674
Change in fair value	1,268
Reclassification of preferred stock warrant liability to equity	(1,942)
Balance at September 30, 2019	$—

Revenue Recognition

The Company currently generates revenue from the California Institute for Regenerative Medicine pursuant to a research subaward agreement (see Note 4), which provides the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such subaward is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the subaward agreement have been met.

The subaward agreement is on a best-effort basis and does not require scientific achievement as a performance obligation. All fees received under the agreement are non-refundable. The costs associated with the agreement are expensed as incurred and reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the subaward agreement are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the subaward are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the consideration is recorded as a grant receivable. At September 30, 2019, the Company had deferred grant revenue of $3.0 million and at December 31, 2018, the Company had a grant receivable of $0.1 million.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of 42,000 shares and 63,000 shares from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2019, respectively, and has excluded weighted-average shares subject to repurchase of 150,000 shares and 180,000 shares from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2018, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2019	2018
Redeemable convertible preferred stock	—	5,653
Warrants to purchase convertible preferred stock	—	372
Warrants to purchase common stock	841	—
Common stock options	1,928	152
Common stock subject to repurchase	40	136
	2,809	6,313

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

2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Research and development	$1,454	$720
Legal fees	199	20
Unvested share liability	27	54
Compensation	466	85
Other	289	12
	$2,435	$891

3.	Commitments, Contingencies and Related Party Transactions

Rent expense was $41,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively. Rent expense was $75,000 and $7,000 for the nine months ended September 30, 2019 and 2018, respectively. Until May 31, 2019, the Company subleased its office space in San Diego, California on a month-to-month basis.

On May 22, 2019, the Company entered into a sublease agreement for office space of 4,677 square feet in San Diego, California (“San Diego Lease”) which expires on March 31, 2021. Base rent is approximately $166,000 annually and the monthly rent expense is being recognized on a straight-line basis over the term of the lease.

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $0.2 million as of September 30, 2019, in the accompanying condensed consolidated balance sheet. The weighted average remaining lease term was 1.5 years.

Maturities of lease liabilities due under this lease agreement as of September 30, 2019, are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2019 (3 months)	$41
2020	166
2021	41
Total lease payments	248
Less imputed interest	(23)
Total operating lease liabilities	225
Less current portion of lease liability	(96)
Lease liability	$129

In January 2019, the Company engaged Newfront Insurance as its primary insurance broker. The son of Richard Vincent, the Company’s Chief Financial Officer, acted as the Company’s agent at Newfront Insurance. The Company paid total related policy premiums of approximately $1.2 million during the nine months ending September 30, 2019, for which the son received a commission of approximately $99,000.

In September 2019, the Company entered into a consulting agreement with Robert J. Wills. Ph.D., a member of the Company’s Board of Directors, whereby Dr. Wills will provide services related to the potential out-licensing or sale of the SARM and/or SARD technology. The Company recorded approximately $2,000 in related services during the three and nine months ended September 30, 2019.

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA may execute one or more statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018. See Notes 4 and 6.

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware: Wheby v. GTx, Inc. et al., Miller v. GTx, Inc. et al., Tabb v. GTx, Inc. et al., and Living Seas LLC v. GTx, Inc. et al. (collectively, the “Delaware Actions”). On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York: Kopanic v. GTx, Inc. et al. and Cooper v. GTx, Inc. et al. (collectively, the “New York Actions” and, together with the Delaware Actions, the “Actions”).  The Actions name as defendants us and our former board of directors, and, in the case of the Wheby and Miller actions, Private Oncternal and Merger Sub.  The Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger.  The Delaware Actions have now been voluntarily dismissed with prejudice: the Wheby action on June 12, 2019; the Miller action on July 15, 2019; the Living Seas action on June 26, 2019, and the Tabb action on October 21, 2019. On September 16, 2019, plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The complaint seeks damages and other unspecified relief.  The Company believes that the remaining lawsuits are without merit and intends to vigorously defend these actions. The Company cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

Zappia vs. GTx Incorporated

On October 15, 2019, Joseph Zappia and Karen Zappia filed a lawsuit against the Company in the U.S. District Court for the District of Delaware.  The complaint alleges that the Company’s former management (prior to the Merger) engaged in illegal insider trading and false, manipulative and deceptive practices in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder), with respect to the timing of the disclosure of failed clinical trial results of GTx’s enobosarm product candidate in September 2018. The plaintiffs seek damages, interest, costs, attorneys' fees.  The Company believes that this lawsuit is without merit and intends to vigorously defend this matter. The Company cannot predict the outcome of or estimate the possible loss or range of loss from this matter.

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of September 30, 2019, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

In 2017, the Company entered into a research agreement with Georgetown for up to $150,000. The Company recorded research and development expense under this agreement of none and $19,000 for each of the three months ended September 30, 2019 and 2018, and $32,000 and $51,000 for each of the nine months ended September 30, 2019 and 2018.

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for TK216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. The Company recorded none and $0.3 million in research and development expense for each of the three and nine months ended September 30, 2019 and 2018, respectively.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018 in connection with the spin-off transactions described below, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement was amended on March 25, 2019 and May 15, 2019, to update the patents covered under the agreement.  The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of up to $30,000 in annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) $25,000 in license maintenance fees as research and development expense for the three and nine months ended September 30, 2019 and 2018, (ii) $0.2 million and $38,000 in patent costs as general and administrative expense for the three months ended September 30, 2019 and 2018, respectively, and (iii) $0.3 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company believes it has met its obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The Company recorded $0.1 million in research and development expense under this agreement for each of the three months ended September 30, 2019 and 2018, and $0.4 million for each of the nine months ended September 30, 2019 and 2018. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the fifteenth anniversary of the first commercial sale of a licensed product.

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

University of Tennessee Research Foundation (“UTRF”)

In July 2007, the Company and UTRF entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”), pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor modulator (“SARM”) technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.  Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid-single-digit royalties on sublicense revenues. The Company recorded research and development expense under this agreement of $0.1 million and none for each of the three and nine months ended September 30, 2019 and 2018, respectively.

The Company and UTRF also entered into a license agreement (the “SARD License Agreement”) in March 2015 pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader (“SARD”) technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $0.1 million and none for each of the three and nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company believes it has met its obligations under each of the UTRF agreements.

Velos Biopharma Holdings, LLC (“VBH”) and VelosBio, Inc. (“VelosBio”) Spin-off Transactions

In November 2017, the Company formed VBH and in December 2017, made an in-kind tax-free distribution of 100% of its interest in VBH to the Company’s stockholders, option holders and warrant holders of record. On February 6, 2018, the Company licensed and assigned its rights to two preclinical product candidates, previously under the Regents License Agreement, to VBH. In consideration for the license, the Company: (i) received a promissory note receivable from VBH of $0.1 million, with an annual interest rate of 2.64% and a due date of 10 years, and (ii) made a partial assignment of its March 2016 Regents License Agreement. Pursuant to the partial assignment, VBH assumed certain obligations related to the licensed Products under the Regents License Agreement as follows: (i) reimbursement of certain historical and future patent costs related to the Products, (ii) certain development and sales milestones for advancing licensed Products targets, (iii) low single-digit royalties, including potential future minimum annual royalties, on net sales of each licensed Product target are to be allocated between the Company and VBH, (iv) certain third party agreements and related obligations specifically related to the licensed Products, (v) minimum diligence requirements to advance licensed assets consisting of a minimum of $0.5 million in development spend annually through 2021, and (vi) Research Agreement obligations equal to $0.5 million annually commencing January 1, 2018. Due to the high uncertainty of the success of VBH ever repaying the note receivable and associated interest, the Company has provided a full valuation allowance for these amounts as of September 30, 2019.

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

Also on February 6, 2018, the Company and VelosBio entered into: (i) an asset purchase agreement whereby VelosBio purchased the Company’s right, title and interest in the Company’s nominal assets related to the two preclinical product candidates and assumed the Company’s $0.2 million convertible note payable and related $16,000 of accrued interest which has been recorded as other income, and (ii) a transition services agreement whereby the Company agreed to provide VelosBio with certain transition services, as follows: (a) access to certain common laboratory equipment at the Company’s lab facility, (b) certain named employees were to devote up to 80% of their time supporting VelosBio related activities, (c) cirmtuzumab manufacturing, process optimization and ancillary activities until VelosBio was able to establish their own, and (d) agreement to cost share the purchase of certain antibody materials with VelosBio. Such services were to be provided at cost or cost plus. During the three and nine months ended September 30, 2018, the Company incurred $0.2 million and $2.9 million, respectively, of costs on behalf of VelosBio that were substantially reimbursed and recorded on a net basis within operating expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2018, there were no ongoing rights or commitments under the asset purchase or transition services agreements.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia and mantle cell lymphoma. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received subaward payments of $1.2 million and none in three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $0.5 million the for nine months ended September 30, 2019 and 2018, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended September 30, 2019 and 2018, the Company recorded revenue of $0.5 million and $0.3 million, respectively, and recorded revenue of $1.7 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively. Related qualifying subaward costs for the three months ended September 30, 2019 and 2018 was $1.1 million and $0.6 million, respectively, and $3.2 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at the University of California San Diego School of Medicine (“UC San Diego”) to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period. The Company recorded no research and development expense under such CIRM award for the three and nine months ended September 30, 2019 and 2018.

Clinical Trial and Supply Agreement

In April 2018, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company (“Pharmacyclics”) to supply ibrutinib for the Company’s Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib, which agreement was amended in August 2019. Such agreement does not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations.

License and Development Agreement with SPH USA, a Related Party

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

The Merger, which closed on June 7, 2019, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in-process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for nine months ended September 30, 2019.

Pursuant to the Merger Agreement, on June 7, 2019, the Company, a representative of holders of the contingent value rights (“CVRs”), and Computershare, Inc. as rights agent entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, the Company’s stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger. CVR holders are entitled to receive 75% of the aggregate amount of any net proceeds received by the combined company during the 15-year period after the closing of the Merger from the grant, sale or transfer of rights to the Company’s SARD or SARM technology that occurs during the 10-year period after the closing (or in the 11th year if based on a term sheet approved during the initial 10-year period) and, if applicable, to receive royalties on the sale of any SARD or SARM products by the combined company during the 15-year period after the closing. The CVR Agreement will continue in effect until the payment of all amounts payable thereunder.  As of the June 7, 2019 closing date and September 30, 2019, no milestones had been accrued as there were no potential milestones yet considered probable.

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

Common Stock Warrants

In September, November and December 2017, as adjusted for the Exchange Ratio, Private Oncternal issued warrants to purchase of 371,624 shares of Series B-2 preferred stock, which converted into rights to purchase common stock of the Company at the Merger closing, at an exercise price of $6.13 per share. The warrants expire on various dates in September, November and December 2022. As of September 30, 2019, warrants to purchase 196 shares of common stock have been exercised.

On September 29, 2017, the Company completed a private placement transaction that included warrants to purchase an aggregate of 469,996 shares of the Company’s common stock at an exercise price of $63.14 per share. The five-year warrants expire on September 29, 2022. As of September 30, 2019, no such warrants have been exercised.

The Company assessed whether the above warrants require accounting as derivatives after the Merger closing. The Company determined that the warrants were indexed to the Company's own stock. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as warrant liabilities.

Common Stock and Unvested Share Liability

The Company has issued restricted common stock subject to vesting and repurchase by the Company. For employee and non-employee awards, the issuance date fair value is recognized over the requisite service period of the award (usually the vesting period) on a straight-line basis. In addition, the Company has outstanding unvested shares related to the early exercise of stock options. The Company has the right, but not the obligation, to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The consideration received in exchange for unvested shares is recorded as an unvested share liability on the accompanying condensed consolidated balance sheets and is reclassified into common stock and additional paid-in capital as the shares vest. At September 30, 2019 and December 31, 2018, the unvested share liability was $27,000 and $54,000, respectively.

A summary of the Company’s unvested shares is as follows (in thousands):

Number of
Shares
Balance at December 31, 2018	100
Vested shares	(60)
Balance at September 30, 2019	40

Equity Incentive Plans

Contemporaneous with the Merger  closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b)  up to 276,863 shares of common stock which were subject to outstanding awards under the GTx 2013 Equity Incentive Plan (the “2013 Plan”) as of  June 7, 2019, that are subsequently cancelled will become available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance.

As of September 30, 2019, there were: (i) 274,865 outstanding and fully vested options under the 2013 Plan with a weighted average exercise price of $60.61 per share, and (ii) 1,998 cancelled options that were added back to the 2019 Plan as of September 30, 2019.

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

The 2015 Plan allowed for the early exercise of all stock option grants if authorized by the board of directors at the time of grant. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination.

A summary of the Company’s stock option activity under the 2019 Plan and 2015 Plan is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2018	504,019	$0.81
Granted	1,150,000	$5.54
Cancelled	(25,226)	$0.81
Exercised	(19,040)	$0.69
Balance at September 30, 2019	1,609,753	$4.18

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 and year ended December 31, 2018 was not material. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.6%	—%	1.6%	—%
Expected volatility	76.9%	—%	76.9%	—%
Expected term (in years)	5.9	—	5.9	—
Expected dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$44	$16	$111	$47
General and administrative	46	26	81	79
	$90	$42	$192	$126

As of the latest balance sheet presented, the total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which it is expected to be recognized was $4.2 million and 3.7 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

September 30, 2019
Common stock warrants	841
Common stock options issued and outstanding	1,928
Common stock available for issuance under the 2019 Plan	529
3,298

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (this “Quarterly Report”), (ii) the unaudited condensed consolidated financial statements and related notes to management’s discussion and analysis of financial condition and results of operations for the period ended June 30, 2019, included in our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2019, (iii) the unaudited condensed consolidated financial statements and related notes thereto for the period ended March 31, 2019 of privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) prior to the merger described herein (“Merger”), included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on August 9, 2019, and (iv) Private Oncternal’s audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in our Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on May 6, 2019 (Registration No. 333-230758) (the “Registration Statement”). As further described in Note 1 – Description of Business and Note 5 – Merger of our condensed consolidated financial statements included elsewhere in this Quarterly Report, Private Oncternal was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Oncternal and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Oncternal. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Oncternal” refers to the business of privately-held Oncternal Therapeutics, Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2019, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. Our development efforts are focused on promising, yet untreated biological pathways implicated in cancer generation or progression.

Our lead product candidate is cirmtuzumab, a monoclonal antibody that is designed to inhibit the Receptor tyrosine kinase-like Orphan Receptor 1 (“ROR1”) receptor, which is being evaluated in a Phase 1/2 clinical trial in combination with ibrutinib for the treatment of chronic lymphocytic leukemia (“CLL”) and mantle cell lymphoma (“MCL”), and in a Phase 1b clinical trial in combination with paclitaxel for women with unresectable or metastatic breast cancer. ROR1, which is a growth factor receptor that is widely expressed on many tumors and whose overexpression has been correlated with poor prognosis, activates pathways that lead to increased tumor proliferation, invasiveness and drug resistance. In June 2019, we presented data at the American Society of Clinical Oncology (“ASCO”) annual meeting from our CIRRL  (Cirmtuzumab and Ibrutinib targeting ROR1 for Leukemia and Lymphoma) clinical trial, reporting that results from the first 12 patients with CLL treated in the Part 1 dose-finding cohort of the Phase 1 portion of our clinical trial demonstrated an observed interim overall objective response rate (“ORR”) of 91.7% for the combination of cirmtuzumab plus ibrutinib, including three patients with clinical or confirmed complete responses, and a well-tolerated safety profile consistent with that seen for ibrutinib treatment alone.

In August 2019, we announced that we had opened for enrollment the randomized, Phase 2 portion of our CIRLL clinical trial based on favorable outcomes from the Part 1, dose-finding and Part 2 dose-confirming cohorts of the clinical trial, which included an observed interim ORR of 100% for the first nine CLL patients with evaluable data who received the recommended dosing regimen and who completed 12 weeks of cirmtuzumab plus ibrutinib treatment in Part 2 of the clinical trial, and a well-tolerated safety profile consistent with that seen with ibrutinib treatment alone. We anticipate reporting additional interim data from this study in patients with CLL and MCL at a scientific conference in the fourth quarter of 2019. In addition, we expect that interim data from a Phase 1b, investigator-sponsored clinical trial of cirmtuzumab in combination with paclitaxel from patients with breast cancer will be reported in the fourth quarter of 2019.

In October 2019, we announced that we had opened for enrollment a Phase 1b cohort of our Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib in patients with MCL.  The decision to open an expansion cohort in MCL of the ongoing Phase 1/2 CIRLL clinical trial was based on favorable interim results from Part 1 (dose-finding) cohort of the clinical trial.

We are also developing TK216, a small molecule that is designed to inhibit E26 Transformation Specific (“ETS”) family oncoproteins, which alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. TK216 is being evaluated in a Phase 1 clinical trial, alone and in combination with vincristine, in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. We anticipate completing the dose-finding portion of our Phase 1 clinical trial of TK216 for patients with Ewing sarcoma, opening the expansion cohort, and reporting interim data from this study at a scientific conference in the fourth quarter of 2019.

In addition, we are developing a chimeric antigen receptor T cell (“CAR-T”) product candidate that targets ROR1, which is currently in preclinical development as a potential treatment for solid tumors and hematologic malignancies.  We anticipate selecting a candidate CAR-T construct in the first half of 2020, and initiating a Phase 1 clinical trial for hematological malignancies in early 2021.

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

Prior to the Merger, we had been evaluating enobosarm, a selective androgen receptor modulator (“SARM”), for the treatment of post-menopausal women with stress urinary incontinence (“SUI”).  However, based on the results of the ASTRID trial in 2018, we determined that there was not a sufficient path forward to warrant additional clinical development of enobosarm to treat SUI, and discontinued further development of enobosarm to treat SUI, as well as our SARM technology generally.

Prior to the Merger and since its inception in 2013, Private Oncternal had devoted most of its resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing its preclinical and clinical development programs. Under our research subaward agreements with the University of California San Diego School of Medicine (“UC San Diego”), we are eligible to receive up to approximately $14.0 million in development milestones throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. Prior to the Merger, Private Oncternal funded its operations primarily through: (i) gross proceeds of $49.0 million from the issuance and sale of convertible preferred stock, and (ii) receipt of $7.7 million in subaward grant payments received from UC San Diego. As of September 30, 2019, we had cash and cash equivalents of $23.1 million, including cash proceeds of $18.3 million received in connection with the closing of the Merger.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $30.0 million ($18.1 million related to nonrecurring Merger costs) and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $61.4 million. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, and (iii) in-process research and development costs associated with the Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct our ongoing Phase 1/2 clinical trial of cirmtuzumab for patients with CLL or MCL and any additional clinical trials for our product candidates;
•	continue our ongoing Phase 1 clinical trial of TK216 for Ewing sarcoma and any additional clinical trials for our product candidates;
•	advance preclinical studies of our CAR-T program;
•	acquire or in-license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which it may obtain regulatory approval; and
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

We expect that our existing cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Going Concern.” Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. Management has concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements as of and for the nine months ended September 30, 2019. See Note 1 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. Oncternal is conducting this study in collaboration with UC San Diego and estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received subaward payments of $4.8 million and $0.5 million in the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with Private Oncternal’s Series B-2 preferred stock financing in 2017, Private Oncternal issued warrants to purchase shares of its Series B-2 preferred stock. We classified these warrants as a liability on our condensed consolidated balance sheets and remeasured them to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our condensed consolidated statements of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Grant revenue	$544	$329	$215
Operating expenses:
Research and development	3,108	1,809	1,299
General and administrative	2,385	454	1,931
Total operating expenses	5,493	2,263	3,230
Loss from operations	(4,949)	(1,934)	(3,015)
Other income (expense):
Change in fair value of warrant liability	—	23	(23)
Interest income	57	13	44
Total other income (expense)	57	36	21
Net loss	$(4,892)	$(1,898)	$(2,994)

Grant Revenue

Grant revenue for the three months ended September 30, 2019 was $0.5 million, compared to $0.3 million for the three months ended September 30, 2018. The increase was driven by higher research and development subaward related costs in 2019 as compared to 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Increase/
	2019	2018	(Decrease)
		(in thousands)
Cirmtuzumab	$1,846	$770	$1,076
TK216	203	624	(421)
Unallocated expenses	1,059	415	644
Total research and development expenses	$3,108	$1,809	$1,299

Research and development expenses for the three months ended September 30, 2019 and 2018 were $3.1 million and $1.8 million, respectively, an increase of $1.3 million. The increase was due to a $0.7 million increase in direct product candidate costs, and a $0.6 million increase in unallocated expenses.

Direct expenses for cirmtuzumab increased $1.1 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following factors: (i) a $0.5 million increase due to licensing fees incurred, (ii) $0.2 million related to manufacturing activities, and (iii) a $0.3 million increase in clinical trial activities related to our ongoing Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL, that commenced in the latter part of 2017.

Direct expenses for TK216 decreased $0.4 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to a $0.4 million decrease in clinical trial costs related to our ongoing Phase 1 clinical trial of TK216 in refractory Ewing sarcoma.

Unallocated expenses increased $0.6 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to higher personnel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 and 2018 were $2.4 million and $0.5 million, respectively, an increase of $1.9 million. The increase is primarily due to higher: (i) legal fees of $0.7 million incurred to expand our intellectual property portfolios and for additional services incurred as a public company, (ii) personnel and related costs and professional fees of $0.7 million, (iii) director and officer liability insurance costs of $0.3 million, and (iv) other expenses to operate as a publicly-traded company of approximately $0.2 million.

Other Income (Expense)

Other expense was $0.1 million for each of the three months ended September 30, 2019 and September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Grant revenue	$1,689	$2,044	$(355)
Operating expenses:
Research and development	7,591	6,612	979
In-process research and development	18,088	—	18,088
General and administrative	4,937	1,589	3,348
Total operating expenses	30,616	8,201	22,415
Loss from operations	(28,927)	(6,157)	(22,770)
Other income (expense):
Change in fair value of warrant liability	(1,268)	101	(1,369)
Other income	—	216	(216)
Interest income	163	40	123
Interest expense	—	(1)	1
Total other income (expense)	(1,105)	356	(1,461)
Net loss	$(30,032)	$(5,801)	$(24,231)

Grant Revenue

Grant revenue for the nine months ended September 30, 2019 was $1.7 million, compared to $2.0 million for the nine months ended September 30, 2018. The decrease was due to lower research and development subaward related costs incurred in 2019 as compared to 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/
	2019	2018	(Decrease)
		(in thousands)
Cirmtuzumab	$4,731	$4,045	$686
TK216	992	1,086	(94)
Unallocated expenses	1,868	1,481	387
Total research and development expenses	$7,591	$6,612	$979

Research and development expenses for the nine months ended September 30, 2019 and 2018 were $7.6 million and $6.6 million, respectively, an increase of $1.0 million. The increase was primarily due to: (i) a $0.6 million increase in direct product candidate costs, and (ii) a $0.4 million increase in unallocated research and development expenses.

Direct expenses for cirmtuzumab increased $0.7 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to: (i) a $1.8 million increase in clinical trial activities related to our ongoing Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL, that commenced in the latter part of 2017, (ii) a $0.3 million increase in preclinical costs, and (iii) a $1.3 million decrease in manufacturing costs, primarily due to the timing of manufacturing clinical trial materials in the second quarter of 2018.

Direct expenses for TK216 decreased $0.1 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $0.1 million decrease in clinical trial activities related to our continuing Phase 1 clinical trial of TK216 in refractory Ewing sarcoma.

Unallocated expenses increased $0.4 million for nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to higher personnel costs.

In-Process Research and Development Expenses

In-process research and development expenses increased $18.1 million for nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due solely to the Merger.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $4.9 million and $1.6 million, respectively, an increase of $3.3 million. The increase is primarily due to higher: (i) personnel and professional related costs of $1.4 million, (ii) corporate legal fees of $1.1 million incurred to expand our intellectual property portfolios and for additional legal support incurred as a public company, (iii) D&O insurance costs of $0.3 million, (iv) new facility costs of $0.3 million, and (v) other expenses to operate as a publicly-traded company of approximately $0.2 million.

Other Income (Expense)

Other expense was $1.1 million for the nine months ended September 30, 2019, compared to other income of $0.4 million for the nine months ended September 30, 2018, a change of $1.5 million in additional expense. The decrease was primarily due to a: (i) $1.3 million increase in the fair value of the preferred stock warrant liability, and (ii) gain of $0.2 million related to an asset purchase agreement with VelosBio as further described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Going Concern

From our inception through September 30, 2019, we have devoted substantially all of our efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced recurring net losses and negative cash flows from operating activities. At September 30, 2019, we had an accumulated deficit of $61.4 million and had cash and cash equivalents of $23.1 million. We will need to continue to raise a substantial amount of funds until we are able to generate revenues to fund our development and operating activities.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,701)	$(5,146)
Investing activities	16,137	-
Financing activities	15	1,100
Net increase (decrease) in cash and cash equivalents	$2,451	$(4,046)

Operating activities

During the nine months ended September 30, 2019, net cash used in operating activities was $13.7 million, resulting from our net loss of $30.0 million, which included non-cash charges of $18.1 million related to the acquisition of in-process research and development, a change in the fair value of the warrant liability of $1.3 million, offset by a $3.3 million change in our operating assets and liabilities. The $3.3 million change in operating assets and liabilities primarily consisted of a $0.3 million increase in prepaid and other assets, a $3.0 million increase in deferred revenue, and a $6.0 million increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2018, net cash used in operating activities was $5.1 million, resulting from our net loss of $5.8 million, which included non-cash charges of other income of $0.2 million, a change in the fair value of warrant liability of $0.1 million, stock-based compensation charges of $0.1 million, and a $0.9 million change in operating assets and liabilities. The $0.9 million change in operating assets and liabilities consisted of a $0.6 million decrease in prepaid and other assets, a $1.6 million decrease in deferred revenue, and a $3.0 million increase in accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities was $16.1 million for the nine months ended September 30, 2019, primarily resulting from cash received in connection with the Merger. Net cash provided by investing activities was none for the nine months ended September 30, 2018.

Financing activities

Net cash provided by financing activities was nominal for the nine months ended September 30, 2019. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2018, which resulted from the collection of $1.1 million of Series B-2 convertible preferred stock subscriptions receivable issued in December 2017.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.  See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

Government Contracts, Grant Agreements and Incentive Programs

The CIRM Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego, to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We: (i) are conducting this study in collaboration with UC San Diego, (ii) estimate we will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017, to March 31, 2022, (iii) are committed to certain co-funding requirements, (iv) received subaward payments of $4.8 million and $0.5 million for nine months ended September 2019 and 2018, respectively, and (v) are required to provide UC San Diego progress and financial update reports throughout the award project period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the nine months ended September 30, 2019 and 2018, we recorded revenue of $1.7 million and $2.0 million, respectively. Related qualifying subaward costs during the nine months ended September 30, 2019 and 2018 were $3.2 million and $3.7 million, respectively. As of September 30, 2019, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at UC San Diego to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, we agreed to provide up to $1.0 million in contingency funds if required during the grant period. We recorded no research and development expense under such CIRM award for the three and nine months ended September 30, 2019 and 2018.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, the valuation of warrants to purchase convertible preferred stock (which did convert at the Merger closing), and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 from those disclosed in “Oncternal’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Registration Statement.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware: Wheby v. GTx, Inc. et al., Miller v. GTx, Inc. et al., Tabb v. GTx, Inc. et al., and Living Seas LLC v. GTx, Inc. et al. (collectively, the “Delaware Actions”). On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York: Kopanic v. GTx, Inc. et al. and Cooper v. GTx, Inc. et al. (collectively, the “New York Actions” and, together with the Delaware Actions, the “Actions”).  The Actions name as defendants us and our former board of directors, and, in the case of the Wheby and Miller actions, Private Oncternal and Merger Sub.  The Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger.  The Delaware Actions have now been voluntarily dismissed with prejudice: the Wheby action on June 12, 2019; the Miller action on July 15, 2019; the Living Seas action on June 26, 2019; and the Tabb action on October 21, 2019. On September 16, 2019, Plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The complaint seeks damages and other unspecified relief.  We believe that the remaining lawsuits are without merit and intend to vigorously defend these actions. We cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

Zappia vs. GTx Incorporated

On October 15, 2019, Joseph Zappia and Karen Zappia filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges that our former management (prior to the Merger) engaged in illegal insider trading and false, manipulative and deceptive practices in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder), with respect to the timing of the disclosure of failed clinical trial results of GTx’s enobosarm product candidate in September 2018. The plaintiffs seek damages, interest, costs, attorneys' fees.  We believe that this lawsuit is without merit and intend to vigorously defend this matter. We cannot predict the outcome of or estimate the possible loss or range of loss from this matter.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, other than as previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, and changes to the risk factors below.

We are currently involved, and may become involved in the future, in securities class action litigation that could divert management’s attention, adversely affect our business and subject us to significant liabilities.

In the past, securities class action litigation has often been brought against a company following volatility in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. Between April 10, 2019, and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware, and two putative class actions were filed in the U.S. District Court for the Southern District of New York, naming us and our board of directors as defendants and alleging that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger.  The Delaware actions have now been voluntarily dismissed with prejudice.

Additionally, on October 15, 2019, a lawsuit was filed against us in the U.S. District Court for the District of Delaware alleging that GTx management engaged in illegal insider trading and false, manipulative and deceptive practices in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder), with respect to the timing of the disclosure of failed clinical trial results of GTx’s enobosarm product candidate in September 2018.

These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q for more information about the lawsuits that have been filed.  In addition, stock markets have experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated March 6, 2019, by and among GTx, Inc., Oncternal Therapeutics, Inc. and Grizzly Merger Sub, Inc.	8-K	000-50549	March 7, 2019	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated April 30, 2019, by and among GTx, Inc., Oncternal Therapeutics, Inc. and Grizzly Merger Sub, Inc.	8-K	000-50549	April 30, 2019	2.1

2.3	CVR Agreement, dated as of June 7, 2019, by and between the Registrant, Marc S. Hanover, as the Holders’ Representative, and Computershare Investor Services, as Rights Agent	8-K	000-50549	June 10, 2019	10.1

2.4	Form of Lock-Up Agreement, dated March 6, 2019, by each of the parties named in each agreement therein	8-K	000-50549	March 7, 2019	2.5

3.1	Restated Certificate of Incorporation of the Registrant	S-3	333-127175	August 4, 2005	4.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 6, 2011	3.2

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 9, 2014	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	000-50549	May 11, 2015	3.4

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	December 5, 2016	3.1

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	June 10, 2019	3.1

3.7	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	June 10, 2019	3.2

3.8	Amended and Restated Bylaws of the Registrant	8-K	000-50549	June 10, 2019	3.3

4.1	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Oncternal Therapeutics, Inc.	10-Q	000-50549	August 9, 2019	4.1

4.2	Specimen of Common Stock Certificate	10-Q	000-50549	August 9, 2019	4.2

10.1#	Employment Agreement dated August 26, 2019 between Oncternal Therapeutics, Inc. and Frank Hsu, M.D.					X

10.2#	Employment Agreement dated September 5, 2019 between Oncternal Therapeutics, Inc. and Gunnar F. Kaufmann, Ph.D.					X

10.3#	Employment Agreement dated September 9, 2019 between Oncternal Therapeutics, Inc. and Igor P. Bilinsky, Ph.D.	X

10.4#	Employment Agreement dated September 12, 2019 between Oncternal Therapeutics, Inc. and James B. Breitmeyer, M.D.	X

10.5#	Employment Agreement dated September 5, 2019 between Oncternal Therapeutics, Inc. and Richard G. Vincent	X

10.6#	Employment Agreement dated September 5, 2019 between Oncternal Therapeutics, Inc. and Hazel M. Aker	X

10.7#	Amended Oncternal Therapeutics, Inc. Annual Incentive Plan	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Management compensatory plan or arrangement.
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

Company Name

Date: November 8, 2019	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer