Form 10-K
period 2019-12-31
Oncternal Therapeutics, Inc.
filed 2020-03-16
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50549

Oncternal Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1715807
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12230 El Camino Real, Suite 300, San Diego CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 434-1113

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ONCT	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $62.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2019 of $6.66 per share.

The number of outstanding shares of the registrant’s common stock as of March 6, 2020 was 15,387,242.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

Oncternal Therapeutics, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to obtain and maintain regulatory approvals for our product candidates;
•

the expected timing for achieving key milestones, including completing and announcing results of clinical trials of cirmtuzumab and TK216 and announcing the first-in-human dosing of our Receptor tyrosine kinase-like Orphan Receptor 1, or ROR-1, chimeric antigen receptor T cell, CAR-T, product candidate currently in preclinical development;

•	the timing or likelihood of regulatory filings and approvals;
•	the estimated size of the patient population and anticipated market potential for our product candidates;
•	the impact of products that compete with our product candidates that are or may become available;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to obtain and maintain favorable regulatory designations for our product candidates and preclinical programs;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to operate our business without infringing upon the intellectual property rights of others;

•	the plans and objectives of management for future operations and future results of anticipated products; and
•	our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for additional financing, and our ability to obtain additional financing.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

We qualify all of the forward-looking statements in this Annual Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item1.	Business.

Overview

Oncternal Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes cirmtuzumab, an investigational monoclonal antibody that is designed to inhibit Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance. Cirmtuzumab is being evaluated in a Phase 1/2 clinical trial in combination with ibrutinib (Imbruvica®) for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma, or MCL, and chronic lymphocytic leukemia, or CLL, and in an investigator-sponsored, Phase 1b clinical trial in combination with paclitaxel for the treatment of women with HER2-negative metastatic or locally advanced, unresectable breast cancer. We are also developing TK216, an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. TK216 is being evaluated in a Phase 1 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. In addition, we are developing a chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development as a potential treatment for hematologic cancers and solid tumors.

Cirmtuzumab is an investigational, humanized, potentially first-in-class, anti-ROR1 monoclonal antibody that is designed to bind to a specific functionally important epitope of ROR1, which is a protein expressed on many tumors. ROR1 is a potentially attractive target for cancer therapy because it is an onco-embryonic antigen, which is a protein typically expressed only during embryogenesis that may confer a survival and fitness advantage when reactivated and expressed by tumor cells. ROR1 overexpression in various tumor types, including MCL, CLL and breast cancer, has been associated with more aggressive disease, resistance to therapy and shorter progression-free and overall survival. In preclinical models, inhibition of ROR1 has shown anti-tumor activity, and we believe may have additive or synergistic effects when combined with either targeted therapy or chemotherapy. Preclinical data indicated that when cirmtuzumab bound to ROR1, it blocked growth factor Wnt5a signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of CLL tumor cells. Cirmtuzumab was developed in the laboratory of one of our scientific advisors, Professor Thomas Kipps, M.D., Ph.D., Professor of Medicine and Evelyn and Edwin Tasch Chair in Cancer Research at the University of California San Diego, or UC San Diego, with support from the California Institute for Regenerative Medicine, or CIRM. We have an exclusive license to cirmtuzumab for therapeutic uses from UC San Diego.

We have completed a Phase 1 study of single-agent cirmtuzumab in patients with CLL and have completed enrollment of dose-finding and expansion cohorts of a Phase 1/2 clinical study of cirmtuzumab in combination with ibrutinib in patients with CLL, as well as a dose-finding cohort of cirmtuzumab in combination with ibrutinib in patients with MCL. We are currently enrolling a Phase 1b clinical trial of cirmtuzumab in combination with ibrutinib in patients with MCL and a randomized Phase 2 clinical trial in patients with CLL. Cirmtuzumab is also being evaluated in an investigator-sponsored, Phase 1b clinical trial in combination with paclitaxel in patients with HER2 negative breast cancer. In addition, based on the high levels of ROR1 expression in multiple tumors and the importance of ROR1 for tumor proliferation and metastases, we believe that cirmtuzumab has potential as a therapeutic agent in other solid tumors and hematologic malignancies with high unmet medical need.

TK216 is an investigational, potentially first-in-class, targeted small molecule that is designed to specifically inhibit the biological activity of the ETS family of oncoproteins. Tumorigenic gene fusions involving ETS factors are frequently found in tumors such as Ewing sarcoma and prostate cancer, and ETS factors are often overexpressed in other tumors, such as acute myeloid leukemia, or AML, and diffuse large B cell lymphoma, or DLBCL. Researchers in the laboratory of Professor Jeffrey Toretsky, M.D., at Georgetown Lombardi Comprehensive Cancer Center, identified the precursor to TK216 using a novel chemical screening assay they developed based on a deep understanding of the underlying biological mechanism of ETS factors. Following this early work, TK216, which is designed to be a specific inhibitor of ETS factors, was created by us through the rational design and screening of novel small molecule inhibitors of a critical protein-protein interaction. In preclinical models, TK216 inhibited the interaction between ETS family members and RNA helicase A, or RHA, and by doing so, shut down excessive cell proliferation. We own intellectual property related to TK216 and have an exclusive license to product candidates targeting ETS oncoproteins for therapeutic, diagnostic or research tool purposes from Georgetown University.

We are evaluating TK216, as a single agent and in combination with vincristine, in a Phase 1 clinical trial in patients with relapsed or refractory Ewing sarcoma. The dose-finding portion of the study was completed in 2019, and we are enrolling patients in an expansion cohort to evaluate the clinical response of treatment with TK216 in combination with vincristine using the recommended Phase 2 dosing regimen. Ewing sarcoma is a rare pediatric cancer that has historically been very challenging to treat effectively, particularly for recurrent and metastatic disease. ETS fusion proteins have been shown to be present in over 90% of Ewing sarcoma cases. TK216 has received an Orphan Drug Designation and Fast Track Designation from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with relapsed or refractory Ewing sarcoma.

We are also developing a ROR1-targeted CAR-T therapy based on the binding domain of cirmtuzumab as a single-chain fragment variable, or scFv, as a potential treatment for patients with aggressive hematological malignancies or solid tumors.  Because the epitope of ROR1 recognized by cirmtuzumab has appeared to be restricted to tumor cells in preclinical studies, we believe that a cirmtuzumab-based CAR-T may be selective in distinguishing cancer from normal tissues.  Our ROR1-targeted CAR-T therapy candidate is in preclinical development in collaboration with UC San Diego, supported by funding from CIRM, and with Shanghai Pharmaceuticals Holding Co., Ltd., or SPH, in China.

We have assembled a management team, board of directors and scientific founders who have significant experience in successfully developing and commercializing therapeutics in oncology and orphan diseases, having worked or served on the Board of companies such as Amgen, Inc., Bavarian Nordic, Inc. (lead cancer asset acquired by Bristol Meyers Squibb Company), Cadence Pharmaceuticals, Inc.(acquired by Mallinckrodt plc), Dynavax Technologies Corporation, Elan Corporation (acquired by Perrigo), Eli Lilly and Co., Genzyme Corporation (acquired by Sanofi S.A.), Gilead Sciences, Inc., Halozyme Therapeutics, Inc., Ignyta, Inc. (acquired by Roche Holding AG), Immune Design Corporation (acquired by Merck Co., Inc.), Janssen Pharmaceuticals, Inc., Merck & Co., Inc., Micromet, Inc. (acquired by Amgen, Inc.), Pfizer, Inc., Roche Holding AG, Sorrento Therapeutics, Inc., and Zavante Therapeutics, Inc. (acquired by Nabriva Therapeutics plc).

Our strategy

Our mission is to build a leading oncology company that creates novel and transformative treatments for a wide range of oncology indications for which there are significant unmet medical needs. We believe our investigational agents target novel cancer pathways and have unique mechanisms of action. Our current pipeline is derived from our ability to identify therapeutic candidates that have generated promising, late-stage preclinical results or early clinical data, and in-license them for further development. We are particularly focused on therapeutic approaches for which there is a genetic or protein biomarker that can be used to identify populations of patients most likely to respond. We prioritize targets that we believe have the potential to transform the treatment paradigm of difficult-to-treat cancers with either single agent or combination therapy. As is the case for many oncology products, we believe that potential efficacy in one indication suggests the potential for application in other indications that carry the same target.

Key elements of our strategy are as follows:

•	Generate clinical proof-of-concept data with TK216 in Ewing sarcoma, an orphan pediatric cancer indication;
•	Advance cirmtuzumab through clinical development, initially in MCL, CLL and breast cancer;
•	Advance our ROR1-targeting CAR-T therapy to clinical testing, initially in hematological cancers and then in solid tumors;
•	Evaluate cirmtuzumab in additional ROR1-positive solid tumors such as lung, ovarian and prostate cancers, as well as in additional hematological malignancies; and
•	Evaluate TK216 in additional tumors with ETS fusion proteins or overexpression, such as prostate cancer, lymphoma and AML.

Pipeline

The following figure summarizes our current programs:

Cirmtuzumab - monoclonal antibody targeting ROR1

Cirmtuzumab is an investigational, humanized, potentially first-in-class, anti-ROR1 monoclonal antibody that was designed to bind to a specific functionally important epitope of ROR1, which is a protein expressed on many tumors. ROR1 is a potentially attractive target for cancer therapy because it is an onco-embryonic antigen, which is a protein typically expressed only during embryogenesis that may confer a survival and fitness advantage when reactivated and expressed by tumor cells. ROR1 is over-expressed in many different cancers, including MCL, CLL and breast cancer, and has been reported to be associated with more aggressive disease, resistance to therapy and shorter progression-free and overall survival. In preclinical models, inhibition of ROR1 has shown anti-tumor activity and we believe may have additive or synergistic effects when combined with other agents. Preclinical data demonstrated that when cirmtuzumab bound to ROR1, it blocked Wnt5a signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of CLL tumor cells. In preclinical models, cirmtuzumab showed synergy with both targeted therapy (e.g., ibrutinib and venetoclax (Venclexta®) in CLL models) and chemotherapy (e.g., paclitaxel in breast cancer models).

Cirmtuzumab was developed in the laboratory of one of our scientific advisors, Thomas Kipps, M.D., Ph.D., Professor of Medicine and Evelyn and Edwin Tasch Chair in Cancer Research at UC San Diego with support from CIRM. We have an exclusive, worldwide license to cirmtuzumab for therapeutic uses from UC San Diego.

A Phase 1 study of single agent cirmtuzumab in patients with CLL was completed at UCSD, and a Phase 1/2 clinical study of cirmtuzumab in combination with ibrutinib in patients with MCL and CLL is ongoing. The combination therapy study was designed to evaluate the safety of cirmtuzumab plus ibrutinib, determine a recommended dosing regimen, and evaluate efficacy in a randomized comparison study. Based on completed cohorts of the study, a recommended dosing regimen was chosen and the randomized portion of the study, comparing ibrutinib alone to cirmtuzumab plus ibrutinib in patients with CLL, is now enrolling. Similarly, a recommended dose regimen has been chosen for patients with MCL and enrollment in an expansion arm of the study is ongoing. Cirmtuzumab is also being evaluated in an investigator-sponsored, Phase 1b clinical trial in combination with paclitaxel in patients with HER2 negative metastatic or locally advanced, unresectable breast cancer. In addition, high levels of ROR1 expression have been reported in multiple additional cancers, and this expression appears to be a driver for tumor proliferation and metastases. As a result, we believe that cirmtuzumab has potential as a therapeutic agent in other solid tumors and hematologic malignancies with high unmet medical need.

Cirmtuzumab scientific background: inhibition of ROR1 as a therapeutic strategy in cancer

ROR1 is an onco-embryonic protein essential for normal fetal development that is suppressed in adults unless reactivated as a survival factor by many different cancers. The switching-on of ROR1 is consistent with a typical pattern in cancer, in which normal cells lose their highly differentiated functions and return to a more primal state, where they exhibit a greatly increased capacity for invasion, metastasis and resistance to treatment. This de-differentiation activates a number of genes normally restricted to fetal development, one of which is ROR1. Cancer cells with the highest potential for self-renewal are sometimes referred to as tumor-initiating cells or cancer stem cells and are capable of invading other tissues or metastasizing to disseminate tumors to distant sites in the body. These tumor-initiating cells are also the cells that have been found to be the most resistant to current therapies including chemotherapy and radiation therapy. Expression of ROR1 in ovarian cancer, for example, appears highest in a subpopulation of tumor cells that also have other markers of cancer stem cells. Cells that overexpress ROR1 show increased survival, migration, and resistance to chemotherapy.

Over-expression of ROR1 has been reported in multiple hematological and solid tumor types. Histological staining of over 350 human tumor samples identified that a majority expressed ROR1, including 90% or more of uterine cancers, lymphomas, and prostate cancers.

Cancer type	ROR1 Expressed (%)	Cancer type	ROR1 Expressed (%)
Uterus	96%	Adrenal	83%
MCL	>95%	Lung	77%
CLL	95%	Breast	75%
Lymphoma	90%	Testicular	73%
Prostate	90%	Colon	57%
Skin	89%	Ovarian	54%
Pancreas	83%	Bladder	43%

High ROR1 expression on patients’ tumor cells in a variety of cancers is associated with early relapse after therapy or the development of metastases. ROR1 expression levels on patients’ tumor cells is substantially higher in cancers that are more advanced and that contain poorly differentiated cells. Whereas Grade 1 or 2 ovarian tumors have been found to be 21% positive for ROR1, Grade 3 or 4 tumors have been found to be 62% positive for ROR1. Similar patterns in the percentage of ROR1-positive tumors were seen in pancreatic cancers, with 54% of Grade 1 or 2 tumors and 100% of Grade 3 or 4 tumors testing positive for ROR1 by immunohistochemistry. High expression of ROR1 has been associated with more aggressive disease and shorter patient survival in multiple tumor types, including CLL, breast cancer and ovarian cancer. High expression of ROR1 has also been associated with resistance to targeted therapy and chemotherapy.

Inhibition of ROR1 signaling or silencing ROR1 in multiple preclinical cancer models, including breast cancer, ovarian cancer, and glioblastoma, and was associated with suppressing the expression of genes characteristic of tumor-initiating cells, and with repression of cancer migration and metastasis. Preclinical models have also demonstrated that inhibition of ROR1, and blocking of Wnt5a signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of the tumor cells – resulting in fewer metastases and improved survival.

Inhibition of ROR1 has been demonstrated in preclinical models to be additive to, or synergistic with, chemotherapy agents such as paclitaxel, and with targeted therapy agents such as ibrutinib and venetoclax. In addition, inhibition of ROR1 has been shown to enhance sensitivity of cancer cells to targeted therapy with agents such as erlotinib and may increase apoptosis and decrease proliferation.

In summary, we believe that ROR1 is an attractive therapeutic target in oncology for several reasons:

•	ROR1 is widely expressed on many tumors, including hematological malignancies and solid tumors;
•	Expression of high levels of ROR1 on patients’ tumors is associated with more rapid disease progression, resistance to therapy and shorter patient survival;
•	Blocking of ROR1 in preclinical models inhibited tumor cell proliferation, migration and survival, and induced differentiation of the tumor cells; and
•	Inhibition of ROR1 has been observed in preclinical models to be synergistic with chemotherapy and targeted therapy.

Cirmtuzumab development in Mantle Cell Lymphoma and Chronic Lymphocytic Leukemia

MCL disease overview

MCL is an aggressive form of non-Hodgkin’s lymphoma. There are approximately 4,200 new cases of MCL each year in the United States, with the average age at diagnosis in the mid-60s. MCL is an aggressive lymphoma and carries a poor prognosis, with a median survival of about two to five years. The 10-year survival rate is only approximately 5%-10%.

While there are several therapeutic options available to treat patients with relapsed or refractory MCL, none of these options offers long-term benefit, with most patients relapsing in less than 20 months. In an open-label Phase 2 clinical trial, ibrutinib (Imbruvica®), a BTK inhibitor that is approved by the FDA for the treatment of patients with relapsed MCL, demonstrated an overall response rate, or ORR, of 67% and a complete response, or CR, rate of 23%, with a median duration of response, or DoR, of 17.5 months, median progression-free survival, or PFS, of 13 months and median overall survival, or OS, of 22.5 months. In an open-label Phase 2 clinical trial, acalabrutinib (Calquence®), another BTK inhibitor approved by the FDA for the treatment of patients with relapsed MCL, demonstrated an ORR of 80% and CR rate of 40%. Another BTK inhibitor approved in 2019, zanubrutinib (Brukinsa®), demonstrated an ORR of 84% and CR rate of 59%, with a median DoR of 19.5 months in an open-label Phase 2 clinical trial. These therapies are given continuously for prolonged periods of time, and their use can be associated with significant toxicity. The majority of patients with MCL are older, and remissions are not durable for most patients treated with continuous ibrutinib therapy. As a result, we believe that more effective and better tolerated therapies with shorter treatment periods represent a significant unmet need.

CLL disease overview

CLL is the most common form of leukemia in adults, accounting for 25-30% of all leukemias in the United States. An estimated 20,720 new cases of CLL were expected to occur in the United States in 2019, and in 2016 the prevalence of CLL in the United States was estimated to be 178,000 patients. CLL is primarily a disease of older adults. The median age at diagnosis is 71 years of age. Most patients are diagnosed as a result of routine blood work when elevated levels of lymphocytes are detected.

Significant progress has been made in the treatment of CLL since the advent of targeted therapies and FDA approval of ibrutinib for CLL in 2014. A treatment paradigm shift has taken place, from chemotherapies to targeted therapies. Three classes of targeted therapies have been approved for the treatment of patients with CLL: inhibitors of Bruton’s tyrosine kinase, or BTK, a key component of cell signaling in B-cells, such as ibrutinib, which is marketed as Imbruvica® by AbbVie, Inc., and Johnson & Johnson, and acalabrutinib, which is marketed as Calquence® by AstraZeneca PLC; inhibitors of the protein B-cell lymphoma-2, or Bcl-2, such as venetoclax, which is marketed as Venclexta® and Venclyxto® by AbbVie, Inc., and Roche/Genentech; and inhibitors of Phosphoinositide 3-kinase, or PI3K, which include idelalisib, which is marketed as Zydelig® by Gilead Sciences, Inc., and duvelisib, which is marketed as Copiktra® by Verastem, Inc.. These targeted therapies are now the core of the recommended treatment regimens for patients with both first-line and relapsed or refractory CLL, and have achieved objective response rates of 85-90%, two-year PFS of 65-90%, and two-year overall survival of 75-95%. The outcomes are worse for patients with certain prognostic factors, such as 17p or 11q chromosome deletions; for such patients with relapsed or refractory CLL treated with ibrutinib, the reported PFS is 50-75%. While CLL is treatable, it generally remains incurable, and patients with CLL will generally experience a recurrence of their cancer.

While these new targeted therapies improve outcomes for patients with CLL, only a limited number of patients achieve a CR. The proportion of patients with treatment-naïve or relapsed or refractory CLL who achieve a CR when treated with single-agent ibrutinib after twelve months of therapy is below 10%. The trade-off of these new and more effective targeted therapies is the paradigm of continuous treatment required for BTK inhibitors, resulting in accumulating costs and toxicities. Adverse events have been shown in a real-world analysis to limit ibrutinib treatment duration for almost half of all patients.

We believe that the next goals for CLL therapies will be to achieve deeper anti-tumor responses and more complete remissions, and to progress towards achieving the ultimate goal of developing a cure, while maintaining an acceptable safety profile. An acceptable safety profile may be particularly important for patients with CLL who are older (the median age at diagnosis is 71) and have multiple co-morbidities.

The market for CLL therapies in the United States, France, Germany, Italy, Spain, the UK, and Canada is estimated to be approximately $8 billion, largely driven by recently approved therapies, including ibrutinib, venetoclax, and idelalisib. We believe that CLL represents an attractive clinical and commercial opportunity for cirmtuzumab.

Cirmtuzumab preclinical data in CLL and MCL

Cirmtuzumab is an investigational, humanized monoclonal antibody that was designed to bind to a specific epitope of ROR1. The ligand for ROR1 in hematologic malignancies is Wnt5a, a secreted glycoprotein that has a critical role in embryonic and fetal development. Researchers at the UC San Diego School of Medicine discovered that targeting a critical epitope on ROR1 was key to inhibiting Wnt5a activation, specifically targeting ROR1 expressing tumors. This led to the development of cirmtuzumab, which binds this critical epitope of ROR1. Unlike antibodies that bind to other epitopes of ROR1, cirmtuzumab was not observed to bind to normal adult tissues in a GLP tissue cross-reactivity study.

Wnt5a controls the ability of cancer stem cells to self-renew and regulates cell migration and adhesion. Cancer patients whose tumors have high levels of Wnt5a have a lower probability of long-term survival than patients with low Wnt5a levels, analogous to the situation for patients whose tumors express more ROR1. In tumor models derived from primary human tumors, such as glioblastoma, overexpression of Wnt5a has been associated with tumors with more rapid growth that have increased invasiveness into other tissues. Similarly, cells from human melanoma that were engineered to overexpress Wnt5a have shown increased motility and invasiveness.

Figure 1. Cirmtuzumab blocked activation of ROR1 by Wnt5a in CLL cells, preventing a cascade of intracellular signaling events that leads to expression of genes associated with dedifferentiated stem cells.

Studies in mice have shown that ROR1 expression on the tumor cells accelerated the development and progression of leukemia in models of CLL and that Wnt5a enhanced CLL cell viability, migration and proliferation in a ROR1-dependent manner.

Patients with high levels of ROR1 on their CLL cells have more aggressive disease and have a significant reduction in survival: patients with CLL having high ROR1 expression have an approximately 50% survival rate at twenty years compared to an 80% survival rate for those with low ROR1 expression.

Figure 2. Patients with CLL having high levels of ROR1 expression had lower overall survival than those with low levels of ROR1.

In vivo studies conducted in mouse CLL models have shown that ibrutinib and cirmtuzumab exerted antitumor activities through independent pathways; that is, inhibition of BTK by ibrutinib did not alter ROR1 signaling nor did it impair the rate at which cirmtuzumab blocked ROR1 signaling. The combination of both drugs reduced the size of the spleen, the primary site of leukemic disease in these mice, as well as the number of CLL cells in these spleens. Further preclinical studies suggested that cirmtuzumab was synergistic with venetoclax in vitro.

Figure 3. Combined administration of cirmtuzumab and ibrutinib reduced leukemic cell count in the spleen in a mouse model of CLL.

An analysis of patient samples indicated that ROR1 is highly and uniformly expressed on MCL cells but not on cells from multiple myeloma or follicular lymphoma patients.

Figure 4: Analysis of cell lines and clinical samples from MCL, multiple myeloma and follicular lymphoma patients indicate that ROR1 is uniformly expressed on MCL patient cells.

The presence of ROR1 on MCL patient cells was confirmed by another analysis evaluating the expression of ROR1 using clinical samples from 21 patients with MCL. These data indicated that ROR1 was expressed by a very high percentage of the analyzed patient cells.

Figure 5. ROR1 is expressed on most MCL cells in most MCL patient samples.

Furthermore, an analysis of MCL and CLL patient samples has shown that ROR1 surface expression, as well as secreted Wnt5a levels, were comparable between patients with MCL and CLL.

Figure 6: Analyses of samples from patients with CLL and MCL indicated that surface ROR1 expression levels as well as serum Wnt5a concentrations were similar.

In preclinical studies with cirmtuzumab, it has been demonstrated that the treatment of MCL patient cells with a combination of cirmtuzumab and ibrutinib led to reduced MCL cell proliferation.

Figure 7. Cirmtuzumab inhibited Wnt5a-enhanced proliferation in ibrutinib-treated MCL Cells.

Lastly, in a published study using a research reagent anti-ROR1 antibody it was shown that pretreatment with an anti-ROR1 mAb and subsequent combination with a BCL2 inhibitor (venetoclax or navitoclax) led to an increase in anti-cancer activity against MCL cell lines as well as in several MCL patient samples tested with the combination therapy compared to the single agents.

Figure 8. Percentage of cell viability (compared with controls) of untreated or treated cells with anti-ROR1 for 24 hours followed by addition of indicated drugs for 24 hours.

Cirmtuzumab clinical development in MCL and CLL

Cirmtuzumab Phase 1 clinical trial in patients with CLL

A Phase 1 dose escalation clinical trial of cirmtuzumab, which was funded jointly by us, CIRM, and others, was conducted in 26 patients with actively progressing CLL who had relapsed or refractory disease. Patients received four doses of cirmtuzumab administered every two weeks in cohorts of three, with each patient receiving escalating doses from 0.15 to 20 mg/kg/dose. Cirmtuzumab infusions were generally well tolerated. There were no dose-limiting toxicities, no serious adverse events, and no discontinuations related to adverse events. The main laboratory findings included anemia, thrombocytopenia and neutropenia, which were primarily attributed to the underlying CLL. Pharmacokinetic data showed a plasma half-life of approximately 32 days following four doses of cirmtuzumab at 16 mg/kg. In this clinical trial, 22 patients were evaluable for response assessment; four patients who discontinued cirmtuzumab early without meeting criteria for progressive disease were not considered evaluable. No patients met criteria for complete or partial remission following this brief treatment. Seventeen of 22 evaluable patients had stable disease. Five patients had progressive disease. Most patients experienced reductions in their leukemic lymphocyte counts and were able to delay initiation of further treatments for an average of 262 days, at which point plasma levels of cirmtuzumab were undetectable. Although cirmtuzumab therapy was limited to four doses, one patient who received cirmtuzumab at 20 mg/kg had a greater than 50% reduction in lymphadenopathy. Analysis of blood samples from these patients showed significantly higher plasma levels of Wnt5a compared to healthy matched controls. Patients also had high levels of expression of ROR1 on their CLL cells. Patients receiving doses of cirmtuzumab of 2 mg/kg or greater had a 33% reduction in ROR1 expression on their CLL cells relative to their baseline. In addition, when compared to baseline, cells from cirmtuzumab treated patients showed a reversal in the enrichment for genes that were identified as being the most highly correlated with stem cells and oncogenic de-differentiation. These results were consistent with other preclinical observations that cirmtuzumab induced ROR1 inhibition drove cells away from a stem-cell-like profile.

Cirmtuzumab Phase 1/2 clinical trial in combination with ibrutinib in patients with MCL and CLL (CIRLL)

We and UC San Diego, with major funding from CIRM and a donation of ibrutinib product from Pharmacyclics LLC, are conducting a Phase 1/2 trial of cirmtuzumab in combination with ibrutinib in patients with treatment-naïve or relapsed or refractory CLL and previously treated patients with MCL (Cirmtuzumab and Ibrutinib targeting ROR1 for Leukemia and Lymphoma, or CIRLL). Despite its efficacy in extending progression-free survival, ibrutinib does not provide complete tumor responses for the majority of patients even after prolonged dosing. Therefore, we believe there is potential to improve efficacy and overall outcomes by combining ibrutinib with cirmtuzumab. This clinical trial was designed to evaluate the safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity of cirmtuzumab in combination with ibrutinib in adult subjects with adequate performance status and organ function. The study has three parts:

Part 1

is a Phase 1b, open-label, sequential allocation, dose-finding evaluation of the administration of cirmtuzumab monotherapy followed by cirmtuzumab/ibrutinib combination therapy in subjects with CLL or relapsed/refractory MCL;

Part 2

is an open-label dose-confirming or expansion evaluation of the concurrent administration of cirmtuzumab and ibrutinib in CLL or MCL using the recommended cirmtuzumab dose regimen derived from Part 1; and

Part 3	is a Phase 2 open-label, randomized, controlled evaluation of the clinical activity and safety of cirmtuzumab plus ibrutinib versus ibrutinib alone in patients with CLL.

We have completed enrollment of patients with CLL in Parts 1 and 2, and those patients are completing therapy or are in long-term follow-up. Following an evaluation of safety and PK data from Part 1, the recommended dose regimen, or RDR, of cirmtuzumab for Part 2 was determined to be 600 mg of cirmtuzumab administered intravenously every two weeks for three doses, followed by dosing every four weeks until disease progression or intolerance develop. This cirmtuzumab regimen was designed and chosen to be used in combination with 420 mg of ibrutinib administered once daily for patients with CLL, or 560 mg of ibrutinib once daily for patients with MCL, which are the FDA-approved doses of ibrutinib in these indications. In August 2019, we opened enrollment in Part 3, which is a randomized Phase 2 study in patients with CLL, and in October 2019, we opened enrollment in the Part 2 expansion cohort of this clinical trial for patients with MCL.  In mid-2020, we expect to announce additional data from this study of patients with CLL, including 12-month follow-up data for 34 patients enrolled in Parts 1 and 2 of the study.

Cirmtuzumab CIRLL clinical trial Part 1 interim data in MCL

Twelve patients with relapsed or refractory MCL were enrolled in the dose-finding cohort of this clinical trial. Patients had received a median of two prior therapies before participating in this study. As of the data cut-off on March 6, 2020, at a median follow-up of 6.4 months, the complete response rate was 50% (6 of 12), with an additional 33% achieving a PR (4 of 12) and 17% with stable disease (2 of 12), for a best ORR of 83% and clinical benefit rate of 100%. Of the six patients who achieved CRs, most did so within three to four months on the combination of cirmtuzumab and ibrutinib. All six patients who achieved CRs were heavily pre-treated. These patients had received, prior to participating in this clinical trial, chemotherapy and additional therapies including an autologous stem cell transplant (SCT); autologous SCT and CAR-T therapy; autologous SCT and allogeneic SCT; and ibrutinib with rituximab. As of March 6, 2020, all six CRs were ongoing and one patient had remained in CR at over 21 months on study.

Figure 9. Best tumor response over time in the MCL cohort of 9 patients, based on investigator assessments, in Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib as of March 6, 2020.

a. Prior ibrutinib/rituximab (7-10 months), R-HyperCVAD. b. Prior chemo, auto-stem cell transplant (SCT). c. Prior chemo, auto-SCT, CAR-T. d. Prior chemo, auto-SCT, allo-SCT.

Cirmtuzumab CIRLL clinical trial Part 1 and 2 interim data in CLL

Thirty-four patients with CLL who had never been treated with a BTK inhibitor were enrolled in the dose-finding and dose-expansion cohorts of this clinical trial, including 12 treatment-naïve and 22 relapsed/refractory patients. Patients with relapsed/refractory CLL had received a median of two prior therapies before participating in this clinical trial. As of the data cut-off on January 29, 2020, at a median follow-up of 9.9 months, 30 of the 34 patients achieved a response, for a best ORR of 88%.  One patient achieved a CR and remained in remission six months after completion of the trial, without receiving any further anti-CLL therapy. In addition, three patients met radiographic and hematologic response criteria for Clinical CR, pending completion and evaluation of bone marrow biopsies. An additional four patients had stable disease, for a total clinical benefit rate of 100%. One patient was discontinued from the study after missing treatment and later passed away due to unrelated medical issues. None of the patients progressed or died while participating in the study, for a progression-free survival, or PFS, of 100%. As of an early November 2019 data cut-off, the rise in leukemic cell counts that is typically seen in the first six months with ibrutinib monotherapy was blunted with the cirmtuzumab plus ibrutinib combination, and leukemic cell counts returned toward baseline and normal levels rapidly.

Figure 10. Best tumor response over time in the CLL cohort of 34 patients, based on investigator assessments, in Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib, as of January 29, 2020.

* HR = known high risk factors: unmutated IgVH, del 17p/ TP53, and/or deletion 11q; ** Sustained CR for 6+ months on no CLL therapy

Genetic analysis of CLL cells from three patients showed pre-treatment transcriptome profiles associated with a stemness signature and NF-kB-driven inflammation. Both genetic signatures were reversed in these patients following cirmtuzumab treatment.

Figure 11. Reversal of NF-kB target genes and cancer-cell-stemness transcriptome signature observed in three patients with CLL in Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib, as of November 2019.

In Part 3 of this trial, which is currently enrolling patients, up to 90 additional patients with CLL will be randomized 2:1 to receive cirmtuzumab plus ibrutinib or ibrutinib alone. The primary endpoint of Part 3 is to determine the CR rate, with a secondary endpoint of PFS. The data emerging from this trial will be used to determine our regulatory strategy, including whether we will plan to seek regulatory approval through standard review or an accelerated approval pathway. This trial is co-sponsored by UC San Diego with support from CIRM.

Cirmtuzumab as a single agent has been well tolerated in the CIRLL study. The combination of cirmtuzumab plus ibrutinib has also been well tolerated, with adverse events consistent with those reported for ibrutinib alone. As of the January 29, 2020, cut-off date, there were no dose limiting toxicities, no discontinuations and no serious adverse events attributed to cirmtuzumab alone. The rate of neutropenia, which is a common hematological side effect reported for ibrutinib in patients with CLL or MCL, was only 13% for ibrutinib plus cirmtuzumab (Grade 3-4 neutropenia of 8.7%).  In mid-2020, we expect to announce additional data from this study of patients with MCL, including follow-up data for 12 patients enrolled in Part 1 of the study.

Cirmtuzumab development in breast cancer

Breast cancer disease overview

Breast cancer is the most common type of invasive cancer among women and the second leading cause of cancer deaths among women. There are approximately 266,000 new diagnoses and 41,000 breast cancer deaths in the United States each year, and 12.4% of women will develop breast cancer in their lifetime. The Centers for Disease Control and Prevention, or CDC, estimates that there are approximately one million women in the United States living with breast cancer that has been diagnosed within the past five years.

Breast cancers can be segregated into subtypes based upon the presence of three protein receptors: estrogen receptor (“ER”), progesterone receptor (“PR”) and human epidermal growth factor receptor 2 (“HER2”). Therapies have been developed that target tumors containing one or more of these receptors. Approximately 10% to 15% of breast cancers, however, do not express any of these three receptors and are referred to as triple-negative breast cancers, or TNBC. These tumors have a more aggressive phenotype and a poorer prognosis due to the high propensity for metastatic progression and absence of specific targeted treatments. The five-year survival rate for patients with breast cancer other than TNBC has been reported to be 80.8%, but only 62.1% for patients with TNBC. One hypothesis for the high rate of metastasis and poor response to chemotherapy for patients with TNBC is that these tumors contain a high number of tumor-initiating cells, or cancer stem cells, that are highly migratory and insensitive to standard chemotherapy. Treatment options for TNBC are limited and include chemotherapy, targeted therapy (such as PARP inhibitors), surgery, radiation, and immunotherapy. Additional targeted and immuno-therapeutic approaches are in clinical development.

ROR1 Expression and Historical Clinical Outcomes in Patients with Breast Cancer

Approximately 75% of breast tumors have been shown to express ROR1. In a retrospective analysis, patients with TNBC with high levels of ROR1 were found to have a significantly reduced disease-free survival (p< 0.00015) as well as overall survival (p<0.026) compared to patients with low ROR1 levels.

Figure 12. TNBC patients with high levels of ROR1 expression had lower disease-free survival.

Another retrospective, long-term analysis that included all breast cancer types showed that patients with tumors expressing high levels of ROR1 were at a statistically significantly higher risk of developing metastases within the first several years. Over 60% of patients with high ROR1 developed metastases, compared to only 35% of patients with the lowest levels of ROR1.

Figure 13. High levels of ROR1 in breast cancer was associated with shorter metastasis-free survival.

Preclinical experiments have shown that treatment of breast tumors with paclitaxel increased the percentage of cells with high levels of ROR1. In these experiments, immunodeficient mice were implanted with patient-derived xenografts, or PDX, then were treated with paclitaxel. While paclitaxel either slowed tumor growth or reduced the size of tumors in these mice, the surviving cells were enriched for expression of ROR1. This increased expression of ROR1 was also associated with a shift in the properties of cells from these tumors towards a more metastatic and more tumorigenic phenotype. Cells from tumors that had been treated with paclitaxel were more likely to form spheroids in tissue culture and were enriched for cells with the ability to form new tumors when transplanted, both properties that are correlated with tumor aggressiveness.

Together, these clinical and preclinical data are consistent with a model of the natural disease progression in breast cancer centered on the critical role played by tumor-initiating cells or stem-like cancer cells that express high levels of ROR1:

•	TNBC is initially responsive to chemotherapy such as paclitaxel, because chemotherapy kills the majority of cancer cells, leaving cells with stem-like properties that express ROR1;
•	TNBC returns more often than other types of breast cancer in part because the initial chemotherapy enriches for cells with a higher propensity to form tumors;
•	The site of recurrence is often at another place in the body than the original tumor because cells with stem cell-like properties are able to metastasize; and
•	The recurring tumor may be resistant to therapy because it contains a high percentage of cells with stem cell-like properties.

Preclinical experiments in an MDA-MD-231 TNBC model in mice provided evidence that reduction in ROR1 expression levels can limit metastases and improve overall survival. In that model, ROR1 levels were selectively reduced using a genetic construct that delivers a short-hairpin RNA, or shRNA, that is designed to prevent ROR1 protein from being produced. Inhibition of ROR1 production resulted in significantly fewer cancer cells that have metastasized to the lungs.

Figure 14. Suppression of ROR1 led to fewer metastases to the lungs in an MDA-MD-231 model TNBC model.

Inhibition of ROR1 production in these mice also improved overall survival to a mean of approximately 43 days compared to 30 days for mice containing control shRNA.

Figure 15. Inhibition of ROR1 expression led to improved survival in an MDA-MD-231 TNBC model.

In a preclinical model, cirmtuzumab reduced the growth rate of primary human breast cancers in immunodeficient mice and led to complete suppression of tumor growth for twenty days when used in combination with paclitaxel. Even after tumors did eventually grow, they lacked the ability to form new tumors. All tumor samples isolated from control mice, most of the tumor samples from paclitaxel-treated mice, and some of the cirmtuzumab-treated mice were able to establish new tumors when transplanted into other mice. No tumors, however, were formed when equal numbers of tumor cells from mice treated with the combination of cirmtuzumab and paclitaxel were introduced into other mice.

Figure 16. Combination of cirmtuzumab and paclitaxel suppressed growth of primary human breast tumors in a mouse model.

Cirmtuzumab clinical development in breast cancer

An investigator-sponsored single-arm, open-label, Phase 1b trial of cirmtuzumab in combination with paclitaxel in patients with locally-advanced, unresectable or metastatic HER2-negative breast cancer has been initiated at UC San Diego. The objectives of the trial include the evaluation of safety, tolerability, pharmacokinetics, and clinical activity. The treatment regimen is cirmtuzumab at a dose of 600 mg on days 1 and 15 of cycle 1, and then on day 1 of each subsequent 28-day cycle, and paclitaxel weekly at a dose of 80 mg/m. In December 2019, an interim clinical data update for this clinical trial was presented by the investigator at the 2019 San Antonio Breast Cancer Symposium. As of the data cut-off date of November 27, 2019, a total of eight patients with HER2-negative, metastatic or locally-advanced unresectable breast cancer were enrolled in the study. Seven of the eight patients were evaluable for safety and efficacy. Four of the patients had TNBC at study enrollment. Four of the seven evaluable patients achieved a partial response, for an ORR of 57%, including one patient who had a partial response that continued on cirmtuzumab alone for 30 weeks after discontinuing paclitaxel. It was reported that the combination of cirmtuzumab and paclitaxel was well tolerated in this trial, with no study discontinuations for toxicity and no dose-limiting toxicities observed as of the cutoff date. Adverse events were consistent with the known safety profile of paclitaxel alone. Pharmacokinetic analysis of serial plasma samples for free unbound antibody from two patients provided results similar to those observed in previous studies of patients with CLL, consistent with a projected half-life of 30 days. No abrupt decline in antibody concentration over time was observed, consistent with the absence of anti-drug or neutralizing antibodies.  In the second half of 2020, we expect to announce additional data from this study of patients with HER2-negative, metastatic or locally-advanced unresectable breast cancer.

Potential additional clinical opportunities for cirmtuzumab in solid tumors

Lung cancer. ROR1 is expressed by approximately 77% to 93% of lung cancers. In adenocarcinoma of the lung, higher levels of ROR1 expression were correlated with advanced stages of disease and with positive lymph node metastases. In addition, Kaplan-Meier survival analysis indicated an association of high ROR1 expression with worse overall survival in lung adenocarcinoma patients. ROR1 expression has been shown to be correlated with the presence of other negative prognostic factors such as phosphorylated AKT, or p-AKT, or phosphorylated CREB, or p-CREB. Inhibition of ROR1 in lung cancer cell lines induced apoptosis and cell cycle arrest and led to a reduction in levels of p-CREB and p-AKT. Notably, a recent preclinical study has shown that downregulating ROR1 expression re-sensitizes erlotinib-resistant lung cancer cells to an EGFR inhibitor drug.

Ovarian cancer. ROR1 is expressed by approximately 54% of ovarian cancers, which is the most lethal gynecologic malignancy among women worldwide. Analysis of ROR1 expression on ovarian cancer patient samples revealed that disease-free survival and overall survival rate in patients with high ROR1 expression were significantly lower than in patients with low or no ROR1 expression. In a preclinical study, it was shown that a ROR1 antibody inhibited growth of ovarian cancer cell lines in vitro and slowed tumor growth in a mouse model.

Prostate cancer. ROR1 is expressed by approximately 90% of prostate cancers, and the Wnt5a signaling pathway is activated in patients with advanced prostate cancer that is progressing while on treatment with an androgen receptor, or AR, inhibitor. Treatment of prostate cancer cell lines with an AR inhibitor was found to increase the expression of Wnt5a, and the addition of Wnt5a attenuated the antiproliferative effect of AR inhibition. The expression of Wnt5a in patients with metastatic castrate resistant prostate cancer, or mCRPC, has been associated with poor overall survival. We are collaborating with academic investigators to investigate the potential effects of cirmtuzumab on this disease.

Pancreatic cancer. ROR1 is expressed by approximately 83% of pancreatic cancers. A recent preclinical study has shown that blocking ROR1 led to apoptotic cell death, which was further enhanced in combination with chemotherapeutic drugs such as erlotinib and ibrutinib, when tested against a panel of pancreatic cancer cell lines.

In mid-2020, we expect to announce data from IND-enabling preclinical studies of cirmtuzumab for additional indications.

TK216 - ETS oncoprotein inhibitor

TK216 is an investigational, potentially first-in-class, targeted small molecule that was designed to specifically inhibit the biological activity of the ETS family of oncoproteins. Tumorigenic gene fusions involving ETS factors are frequently found in tumors such as Ewing sarcoma and prostate cancer, and ETS factors are often overexpressed in other tumors, such as AML and DLBCL. Researchers in the laboratory of Professor Jeffrey Toretsky, M.D. at Georgetown Lombardi Comprehensive Cancer Center identified the precursor to TK216 by using a novel chemical screening assay that they developed based on a deep understanding of the underlying biological mechanism of ETS factors.  Following this early work, TK216, which is designed to be a specific, high-affinity inhibitor of ETS factors, was created by us through the rational design and screening of novel small molecule inhibitors of a critical protein-protein interaction. In preclinical models, TK216 has inhibited the interaction between ETS family members and RNA helicase A, or RHA, and by doing so, shut down excessive cell proliferation.

We are evaluating TK216 as a single agent and in combination with vincristine in a Phase 1 clinical trial in patients with relapsed or refractory Ewing sarcoma. The dose-finding portion of the study was completed in 2019, and we are currently enrolling patients in an expansion cohort to evaluate the clinical response of treatment with TK216 in combination with vincristine using the recommended Phase 2 dosing regimen. Ewing sarcoma is a rare pediatric cancer that has historically been very challenging to treat effectively, particularly for recurrent and metastatic disease. ETS fusion proteins have been shown to be present in over 90% of Ewing sarcoma cases. TK216 has received an Orphan Drug Designation and Fast Track Designation from the FDA for the treatment of patients with relapsed or refractory Ewing sarcoma.

TK216 scientific background: ETS transcription factors and oncogenesis

TK216 targets the ETS family of oncoproteins known to be associated with both solid tumors and hematological malignancies. In normal development and physiology, ETS transcription factors govern processes such as cell cycle control, differentiation, proliferation, apoptosis, tissue remodeling and angiogenesis. However, when alterations in the functions of ETS factors develop, through overexpression, gene fusion or modulation, they have been shown to lead to tumor initiation, progression, and metastasis. Fusion proteins are a well-known category of targets for small molecule cancer therapy that have been cited in the scientific literature as providing a number of diagnostic and therapeutic advantages because of their tumor-specific expression. ETS overexpression or fusion proteins incorporating an ETS factor have been observed in multiple tumor types:

Ewing sarcoma*	98%
Prostate cancer*	55%
Diffuse Large B Cell Lymphoma	52%
Head & Neck cancer	33%
Acute Myeloid Leukemia*	30%
Breast cancer*	25%
Melanoma	25%
Ovarian cancer	23%
Lung cancer	21%
Glioblastoma multiforme	15%

* Fusion identified

Fusion proteins involving ETS factors have been implicated in various solid tumors, including Ewing sarcoma and prostate cancer. For example, approximately 85% of Ewing sarcomas contain a genomic rearrangement between chromosomes 11 and 22. DNA is exchanged between these chromosomes in a pathological manner, and this exchange results in a fusion of two genes: the FLI1 gene, an ETS family member, and the EWSR1 gene, an unrelated transcription factor. This gene fusion, known as EWS/FLI1, functions as a transcription activator that is no longer controlled by the relevant regulatory machinery in the cell. In addition to escaping regulation, the dysregulated function of the EWS/FLI1 fusion causes a series of abnormalities in RNA processing including aberrant mRNA expression and splicing, where it leads to defects in the synthesis of proteins such as BRCA1, a DNA repair protein. EWS/FLI1 fusions also cause the formation of abnormal and potentially deleterious DNA and RNA structures known as R-loops that are associated with replication and transcriptional blocks as well as being prone to increased DNA damage.

Multiple other tumors contain gene fusions of other ETS factors. For example, over 50% of metastatic prostate cancers carry a TMPRSS2-ETS gene fusion. Other tumors have genetic changes that result in overexpression of ETS factors.

ETS Fusions				ETS Overexpression
•	Ewing sarcoma		•	AML
	•	EWS-FLI1		•	FLI1, ERG, ETV5, ETS2
•	Prostate cancer		•	DLBCL
	•	TMPRSS2-ERG		•	ETV1, FLI1, ETV4, SPIB
•	AML		•	Prostate cancer
	•	ETV6-various (20+)		•	ERG, ETV1, ETV4, ETV6
•	ALL		•	Lung cancer
	•	ETV6-RUNX1		•	ETV5, ETV1, FLI1, ETS1
•	Secretory breast cancer		•	Breast cancer
	•	ETV6-NTRK3		•	ETV6, ETV4, SPIB, ETV5

Despite the genetic associations between ETS factors and tumorigenesis and the reported correlation between high levels of ETS factor expression and survival, there are currently no approved therapeutics available that target these factors. It had been widely considered that transcription factors are difficult to target due to their non-enzymatic mechanism of action. Researchers in the laboratory of Jeffrey Toretsky, M.D., Professor at Georgetown University, identified the precursor to TK216 by using a chemical screening assay that they developed based on a deep understanding of the underlying biological mechanism of ETS factors. TK216 has been observed to inhibit the interaction between ETS family members and RNA helicase A, or RHA, a critical component of the human transcriptional complex, and by doing so, shuts down excessive cell proliferation in preclinical tumor models. We believe that our approach of inhibiting protein-protein interactions is novel and that our product candidate TK216 targeting ETS factors could fill an important gap in the treatment landscape for both solid tumors and hematological malignancies.

TK216 development in Ewing sarcoma

Ewing sarcoma disease overview

Ewing sarcoma is the second most common bone tumor of children that occurs most often in adolescents and accounts for approximately 2% of all childhood cancer diagnoses. The incidence of Ewing sarcoma for all ages is approximately 1.3 cases per 1 million people in the United States, corresponding to approximately 430 new patients diagnosed per year in the United States. The median age at diagnosis of patients with Ewing sarcoma is 15.

Nearly all Ewing sarcoma cases are driven by translocations of ETS family oncogenes, including 85-90% of cases driven by the EWS-FLI1 fusion, and approximately 10% by EWS-ERG.

Ewing sarcoma typically develops in the pelvis, femur, and bones of the head and trunk, but its diagnosis often takes months as other causes for non-specific symptoms such as localized pain, fever, fatigue, weight loss, or anemia are ruled out. The five-year survival of patients who are diagnosed with non-metastatic disease is between 50% and 70%. Patients diagnosed with metastatic disease have five-year survival between 18% and 30%. The prognosis for patients with recurrent Ewing sarcoma is particularly poor, and five-year survival after recurrence is approximately 10 to 15%.

Ewing sarcoma is usually treated systemically due to the fact that local treatments, even in patients without overt metastases, have an 80% to 90% relapse rate. The current standard therapy for patients with localized Ewing sarcoma in the United States is a combination of chemotherapy agents, including vincristine, doxorubicin and cyclophosphamide, with alternating cycles of ifosfamide and etoposide – a therapy known as VDC/IE. Patients that respond to this therapy may be candidates for tumor resection and continued treatment for a total of 14 to 17 cycles. This therapeutic regimen, however, is associated with significant toxicities. Patients with metastatic disease are often treated with VDC/IE or variations of this therapy with higher or more compressed dosing. This may also be supplemented by local radiation therapy or systemic radiation followed by autologous hematopoietic stem cell transplant. We believe that more effective therapies are needed for this rare and severe pediatric disease.

TK216 preclinical data in Ewing sarcoma

TK216 was the product of a novel approach based on developing small molecule inhibitors of a critical protein-protein interaction linked to the ETS family of transcription factors. Researchers at Georgetown University identified YK-4-279, the precursor to TK216, by using a novel chemical screening assay. Following this early work, TK216, a specific inhibitor of ETS factors, was then created by Oncternal through the rational design and screening of novel small molecule inhibitors of a critical protein-protein interaction linked to the ETS family of transcription factors. TK216 is a structural analog of YK-4-279 that has shown increased potency in biochemical, cellular and xenograft tumor models.

Figure 17. TK216 inhibits interaction of ETS fusion protein EWS/FLI1 with RNA helicase A (RHA).

In Ewing sarcoma, a key heterodimer between EWS/FLI1 and RHA forms the core of a transcriptome complex causing activated oncogenes, inhibited tumor suppressors, abnormal RNA transcription and abnormal RNA splicing. TK216 was developed to disrupt that heterodimer, thereby potentially preventing transcription and leading to inhibition of the oncogenic activity of EWS/FLI1, by decreasing oncogene expression, increasing tumor suppressor function, and apoptotic cell death. In preclinical models, TK216 inhibited the interaction between ETS family members and RNA helicase A (“RHA”), and by doing so, shut down excessive cell proliferation and cause apoptotic cell death.

Treatment in vitro with TK216 led to dose-dependent inhibition of transcription from a luciferase reporter assay in COS7 cells. TK216 also inhibited proliferation of Ewing sarcoma cell line A4573.

Figure 18. TK216 inhibited transcription of a reporter gene dependent on EWS/FLI (left). TK216 inhibited proliferation of a Ewing sarcoma cell line A4573 (right).

TK216 has inhibited proliferation of multiple cell lines containing EWS/FLI1 fusions, as well as other cell lines containing other ETS translocations or overexpressing ETS factors. These results suggest that TK216 binds to a site that is commonly used by multiple ETS family members to interact with other factors such as RHA. Therefore, we believe that TK216 has potential beyond targeting the EWS/FLI1 fusion that is commonly found in patients with Ewing sarcoma.

1

Figure 19. YK-4-279 (analog of TK216) showed activity in a Ewing sarcoma rat xenograft model.

Treatment of aggressive tumors such as Ewing sarcoma typically requires a combination of agents. A systematic analysis combining approved agents tested in combination with YK-4-279, a precursor of TK216, was conducted using Ewing sarcoma cell lines. YK-4-279 led to synergistic cytotoxicity with 28% of the agents tested including antimetabolites, nucleic acid synthesis inhibitors, immunosuppressive or immunomodulating agents and microtubule inhibitors. In vivo activity in an A4573 xenograft model of Ewing sarcoma showed tumor shrinkage and increased survival when YK-4-279 was combined with vincristine.

Figure 20. Combination of YK-4-279 (analog of TK216) and vincristine resulted in rapid tumor shrinkage in an A4573 model of Ewing sarcoma.

TK216 clinical development in Ewing sarcoma

We are conducting an open-label, first-in-human, multicenter Phase 1 clinical trial of TK216 as a single agent and in combination with vincristine, in patients with relapsed or refractory Ewing sarcoma. In November 2019, we reported an interim clinical data update for this clinical trial at the Connective Tissue Oncology Society (CTOS) 2019 Annual Meeting. As of the data cut-off date in November 2019, 32 patients had been treated in the dose-finding part of the trial. Patients entering the trial had previously been treated with a median of four, and up to nine, prior lines of systemic therapy. TK216 was reported to be generally well tolerated in this trial, with common side effects including myelosuppression, fatigue, nausea and alopecia. No unexpected off-target toxicities were observed. Based on the dose-finding part of the trial, the recommended Phase 2 dose (RP2D) was selected to be 200 mg/m2/day for 14 days. Clinical pharmacology data suggest that this dosing regimen may result in drug levels that meet or exceed those that killed tumor cells in vitro and inhibited tumor growth in animal models.

Subsequent to the CTOS presentation, additional patients were enrolled in the cohort treated at RP2D. Of the three evaluable patients treated at RP2D in the dose-finding part of the trial, one patient achieved a deep and sustained PR on single-agent TK216, followed by a surgical CR; another patient had stable disease; and a third had progressive disease. One additional patient had been enrolled but developed rapidly progressive disease.  This patient exited the study before completing the DLT observation period and, per protocol, was replaced.

One patient who achieved a deep and sustained clinical response at RP2D had relapsed/refractory Ewing sarcoma with lung metastases and had received and failed multiple lines of therapy prior to participating in this clinical trial, including radiation, chemotherapies and targeted therapies. Multiple lung nodules in this patient regressed following two cycles of TK216 as a single agent and, after six months of treatment that included concomitant vincristine starting in the third cycle, a single remaining 7 mm lung nodule was resected, resulting in a surgical complete remission. The patient had no evidence of disease after more than ten months of treatment. TK216, with or without vincristine, was well tolerated by this patient, with minimal myelosuppression.

In December 2019, we announced that we had opened for enrollment an expansion cohort of our clinical trial in patients with relapsed or refractory Ewing sarcoma. The expansion cohort will further evaluate the recommended Phase 2 dose regimen of TK216 (200 mg/m2/day for 14 days) in combination with vincristine and is anticipated to enroll approximately 18 patients. By mid-2020, we expect to enroll seven to 12 additional patients in the expansion cohort of this study and we anticipate announcing data from these patients in the second half of 2020.

Potential additional clinical opportunities for TK216

Acute myeloid leukemia (AML). AML is a hematologic malignancy characterized by dysregulated maturation of myeloid or blood stem cells and failure of the bone marrow to properly function, leaving patients with anemia and immune deficiency, and at high risk of infections and bleeding. AML is the most common type of acute leukemia in adults. Approximately 21,450 new AML cases and 10,920 AML associated deaths occur annually in the United States. The average age of an AML patient is 68 years. The National Cancer Institute estimated in 2018 that the five-year survival rate for adult patients with AML was approximately 27%.  We believe that there is a need for more effective and less toxic therapies for AML.

ETS overexpression or fusion proteins incorporating ETS family member have been observed in about 30% of AML cases. The ETS family member ERG is overexpressed in many cancers, such as AML. In a retrospective analysis of patients with AML, the quartile of patients with the highest levels of ERG expression had a significantly higher rate of relapse and poorer overall survival than patients with lower levels of ERG expression. Those with the highest levels of ERG had a five-year survival rate of 20%, while those with lower levels of ERG had a survival rate of approximately 50%. ERG overexpression was an independent negative prognostic factor. Similarly, AML patients with high levels of ETS2, another ETS family member, had a significantly lower five-year survival rate of approximately 15% compared to 40% for patients with lower levels of ETS2. ETS2 overexpression was an independent negative prognostic factor .

Figure 21. Survival of the quartile of AML patients with the highest ERG (left) or ETS2 (right) expression was significantly lower than those with lower expression.

Multiple AML cell lines have been shown to be sensitive to being killed by TK216, with sensitivity proportional to ETS expression. TK216 may provide a novel therapeutic strategy for the treatment of patients with relapsed and refractory AML, a patient population known to express, in certain cases, fusion proteins involving ETV6, and to have overexpression of ETS family members including FLI1, ERG, ETS2, and ETV5.

Prostate cancer. Approximately 174,650 new cases of prostate cancer are diagnosed annually in the United States. Incidence of metastatic prostate cancer is increasing, causing an estimated 31,620 deaths per year in the United States. New therapeutic options are needed after failure of androgen antagonism and prior to chemotherapy. Approximately 55% of men with advanced prostate cancer carry the ETS family fusion gene TMPRSS2-ERG that is related to androgen resistance.

We believe TK216 may provide a novel therapeutic strategy for the treatment of patients with advanced prostate cancer, in particular those who carry the ETS family fusion gene TMPRSS2-ERG. In a preclinical in vivo study, YK-4-279, which is an analog of TK216, showed anti-tumor activity against a prostate cancer cell line harboring the ETS-family translocation, while growth of a prostate cancer cell without the translocation was not inhibited.

In the second half of 2020, we expect to announce data from IND-enabling preclinical studies of TK216 in additional ETS-driven tumors.

Figure 22. Prostate cancer sensitivity was associated with an ETS-family fusion protein in human prostate cancer xenograft models.

ROR1 CAR-T Program

We are developing a CAR-T therapy based on the ROR1 binding domain of cirmtuzumab to treat patients with aggressive hematological malignancies or solid tumors. We believe that the selective expression of ROR1 on tumor cells and its absence on normal cells make it an ideal target for a CAR-T approach. In addition, we believe that the survival benefit imparted on cancer cells by expressing ROR1 may limit the development of ROR1-negative resistant tumors, and that tumors that generate mutations that escape an ROR1 CAR-T therapeutic by inactivating or suppressing ROR1 may lose their stem cell-like properties, limiting their ability to metastasize or establish new tumors. Our ROR1 targeted CAR-T therapy is in preclinical development at UC San Diego, with funding from CIRM.

We also plan to collaborate with our strategic partner SPH for our CAR-T program. Through its United States subsidiary Shanghai Pharmaceutical (USA) Inc., or SPH USA. SPH USA has entered into the SPH USA License Agreement with us to develop ROR1 targeted CAR-T products in greater China. Our plans to collaborate with SPH USA include a collaboration to develop processes to produce and manufacture lentiviruses carrying the ROR1 construct. We believe that this represents a potential advantage for our CAR-T program, because viral manufacturing capacity is constrained in the United States and European Union. We and SPH USA also intend to collaborate by conducting one or more initial clinical trials of our potential CAR-T product candidate at hospitals in China that have experience with processing cellular immunotherapy materials and conducting CAR-T clinical trials. Initial clinical trials of our CAR-T program may occur both in the United States, for example at UC San Diego and at sites in China. In the fourth quarter of 2020, we expect to announce first-in-human dosing of our ROR-1 CART therapy in China.

Scientific background: CAR-T therapy overview

Immuno-oncology approaches to treating cancer involve redirecting one of the pillars of the immune system, the adaptive immune system, so that it specifically and efficaciously recognizes cancerous cells that might previously have escaped immune recognition. A key element in the adaptive immune response is the T cell. T cells are white blood cells that can recognize and kill infected and abnormal cells. T cells also act to signal other immune cells to respond to threats. T cells recognize their targets because they are created in a way that allows them to specifically recognize foreign antigens on the surface of other cells.

T cells are ideally suited for immuno-oncology applications based on several characteristics. They are created to be exquisitely specific and avid killers. One T cell can eliminate numerous target cells. T cells are extremely specific, able to recognize a cancer cell and kill it, while ignoring an almost identical healthy cell. T cells are thought to be active all the time, eliminating cancer cells from the body before they can form tumors. However, tumor cells sometimes evolve to escape killing by T cells by activating a number of pathways that suppress T cell function. Adoptive T cell therapies, and specifically CAR-T, were developed to provide a method to generate large quantities of T cells capable of specifically recognizing and killing tumor cells despite tumor suppressive mechanisms.

CAR-T therapeutics are created by isolating T cells from patients and modifying them to recognize specific antigens on tumors. T cells have potent cell killing activity that is directed to target cells that are recognized by specific T cell receptors, or TCRs, that are expressed on the surface of these T cells. While some T cells have TCRs that can recognize cancer cells leading to their killing, potent T cells do not develop to all targets. In some cases, the potential cancer cell target is also a protein that has an essential role in other tissues or at other stages of development, and TCRs that recognize these targets are eliminated during normal T cell development.

CAR-T therapy has emerged as a way to engineer T cells to recognize specific targets, such as those that are selectively expressed on cancer cells. A gene encoding a chimeric protein is constructed that contains a single antigen-binding domain of an antibody that recognizes the target, which is coupled to a T cell costimulatory domain and a portion of the T cell receptor.

CAR-T therapies are typically produced from a patient’s own T cells which are isolated by leukapheresis. These cells are then genetically modified with the chimeric antigen gene construct which can be delivered by various mechanisms such as lentiviral gene delivery vectors. Transduced cells are then expanded and undergo quality testing before being reintroduced into the same patient.

Figure 23. CAR-T production and patient treatment.

Two CAR-T cell therapies, Yescarta®, developed by Kite Pharma, Inc., a wholly-owned subsidiary of Gilead Sciences, Inc., and Kymriah®, developed by Novartis Pharmaceuticals Corporation, have been approved by the FDA. Both of these therapies target the CD19 protein, a protein expressed on the surface of the majority of B cells, including B cell tumorigenic cells. Yescarta has been approved for the treatment of relapsed or refractory large B-cell lymphoma and Kymriah for the treatment of relapsed or refractory B-cell precursor acute lymphoblastic leukemia. These therapies have shown high response rates with prolonged treatment effects for a subset of patients. No CAR-T therapies have been approved for use in patients with solid tumors. Despite the high response rates and prolonged treatment effects observed for a subset of patients, we believe that novel CAR-T approaches have the potential to improve efficacy, duration of response as well as safety.

SARD and SARM Technologies

Prior to the Merger as defined below, GTx had been developing selective androgen receptor modulators, or SARMs, under an exclusive, worldwide license agreement with the University of Tennessee Research Foundation, or UTRF.  GTx’s SARM product candidate, enobosarm (GTx-024), was most recently evaluated in post-menopausal women with stress urinary incontinence, or SUI. During the third quarter of 2018, GTx announced that the ASTRID trial, evaluating the change in the mean number of daily SUI episodes following 12 weeks of enobosarm treatment failed to achieve statistical significance on the primary endpoint of the proportion of patients with a greater than 50% reduction in incontinence episodes per day compared to placebo. GTx completed the ASTRID trial, including its review of the full data sets from the clinical trial, and determined that there was not a sufficient path forward to warrant additional clinical development of enobosarm to treat SUI. As a result, GTx discontinued further development of enobosarm to treat SUI, including discontinuing the related durability and open-label safety extension studies initiated by GTx before it received topline data from the ASTRID trial, and discontinued any further development of its SARM program generally. On December 31, 2019, we notified UTRF of our intent to terminate the SARM License Agreement, which termination will be effective as of March 31, 2020.

Also under an exclusive worldwide license agreement with UTRF, GTx had been developing UTRF’s proprietary selective androgen receptor degrader, or SARD, technology, to provide compounds to degrade or antagonize multiple forms of androgen receptor, thereby potentially inhibiting tumor growth in patients with progressive castration-resistant prostate cancer, including those patients who do not respond to or are resistant to current androgen targeted therapies.  We are performing additional mechanistic preclinical studies in order to determine if one or more of these SARD compounds should be advanced into the additional preclinical studies required to submit an investigational new drug application, and whether we should advance one of the SARD compounds into a first-in-human clinical trial.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and characterized by rapid technology evolution. Our potential competitors include large pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as government, academic and other research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunities may be reduced or eliminated if our competitors develop and commercialize similar products that are safer, more effective, have fewer side effects or are less expensive than any products that we or our collaborators may develop.

In particular, we compete with other companies that are developing and commercializing treatments for patients with cancer. Competing therapies include chemotherapies, targeted therapies and immunotherapies and may represent various therapeutic modalities including small molecules, antibodies, cell therapies, gene therapies, and cancer vaccines. These companies may compete with us for clinical trial sites and eligible patient populations, scientific and management talent, outsourced manufacturing capacity and healthcare budgets for commercial-stage products.

Cirmtuzumab competition

While there are currently no approved products targeting the ROR1 receptor, we are aware of therapeutics in clinical development that target ROR1, including an antibody-drug conjugate being developed by VelosBio, Inc., and a ROR1 CAR-T therapy being developed by Juno Therapeutics, Inc., a subsidiary of the Bristol-Myers Squibb Company.

There are numerous companies developing or marketing treatments for the same oncology indications that we are targeting with our cirmtuzumab program. Therapies approved or in clinical development for the treatment of patients with treatment-naïve or relapsed/refractory CLL and relapsed/refractory MCL include BTK inhibitors, Bcl-2 inhibitors, PI3K inhibitors, anti-CD20 antibodies, and cell therapies that are being marketed or developed by companies including AbbVie, Inc., ArQule, Inc., AstraZeneca PLC, BeiGene, Ltd., Eli Lilly and Company, Gilead Sciences, Inc., Johnson & Johnson, Merck KGaA, Novartis Pharmaceuticals Corporation, Roche Holding AG’s Genentech subsidiary, TG Therapeutics, Inc., and Verastem, Inc.

TK216 competition

While there are currently no approved drugs designed to target ETS oncoproteins, there are numerous companies developing or marketing treatments for the same oncology indications that we are targeting with our TK216 program. Investigational therapies in clinical development for the treatment of patients with relapsed/refractory Ewing sarcoma include kinase inhibitors, LSD1 inhibitor and other targeted therapies, therapeutic antibodies and cell therapies that are being developed by companies including Bayer AG, Bristol-Meyers Squibb Company, Eisai Co., Ltd., Epizyme, Inc., Gradalis, Inc., Eli Lilly and Company, Johnson & Johnson, Exilixis, Inc., NantCell, Inc., Pharmamar S.A., Pfizer, Inc., Salarius Pharmaceuticals, Inc., Takeda Pharmaceutical Company Limited, and others.

Licenses and Collaborative Relationships

UC San Diego

In March 2016, we entered into a license agreement with the Regents of the University of California (the “Regents”), represented by UC San Diego, which was amended and restated in August 2018, and amended on March 25, 2019 and May 15, 2019 (the “UC San Diego License Agreement”), for the development, manufacturing and distribution rights to naked antibodies, including cirmtuzumab and genetically engineered cellular therapy products, including CAR-T products that are covered by licensed patents for all human therapeutic, diagnostic and preventive applications in all indications. Under the UC San Diego License Agreement, we paid an upfront license fee of $0.5 million and issued 107,108 shares of common stock. Commencing in 2017, we also pay UC San Diego an annual license maintenance fee and reimburses to UC San Diego its annual patent costs for the licensed patents. The UC San Diego License Agreement also requires the payment of certain development and regulatory milestones, aggregating from $10.0 million to $12.5 million, on a per product basis, certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, low single-digit royalties including potential future minimum annual royalties on net sales of each product, reimbursement of certain annual patent costs, and requires certain minimum diligence efforts to advance the licensed assets, including spending at least $1.0 million in development annually through 2021. Unless terminated earlier, the UC San Diego License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the 15th anniversary of the first commercial sale of a licensed product. UC San Diego may terminate the UC San Diego License Agreement if a material breach by us is not cured within a reasonable time, we file a claim asserting the licensed patent rights are invalid or unenforceable, or we file for bankruptcy. We may terminate the agreement at any time upon at least 90 days’ written notice. In July 2016, we entered into a research agreement with UC San Diego (the “UC San Diego Research Agreement”), for further research on the ROR1 therapeutic development program. Under this five-year agreement, UC San Diego will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The costs paid to UC San Diego under the UC San Diego Research Agreement are included as part of our annual diligence obligations under the UC San Diego License Agreement.

CIRM

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We are conducting the trial in collaboration with UC San Diego, and we are responsible for study conduct and data management. We estimate we will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. We are required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. As of December 31, 2019, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at UC San Diego to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, we agreed to provide up to $1.0 million in contingency funds if required during the grant period.

CIRM may suspend or permanently cease disbursements of funds under the research subaward agreements, or pursue other remedies as allowed by law, if CIRM determines that UC San Diego has not complied with the terms and conditions of the award, or if there are unexpected, substantial manufacturing failure leading to delayed enrollment in the clinical trial, failure to enroll the trial, or if FDA issues a clinical hold order with respect to the clinical trial.

Georgetown University

In March 2014, we entered into an exclusive license agreement (the “Georgetown License Agreement”), with Georgetown University, or Georgetown, pursuant to which we licensed the exclusive worldwide right to patents and technologies for the development and commercialization of certain product candidates targeting EWS-FLI1 as an anti-tumor therapy for therapeutic, diagnostics, or research tool purposes. Under the Georgetown License Agreement, we are solely responsible for all development and commercialization activities and costs in our respective territories, and are also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights. Commencing in 2015, we are obligated to pay Georgetown an annual license maintenance fee until the first commercial sale occurs, make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and will be required to pay low single digit royalties based on annual net product sales. The term of the Georgetown License Agreement continues until the expiration of the last valid claim within the patent rights covering the product, but may be terminated by either party upon material breach, or by us as to one or more countries with 90 days written notice of termination. Additionally, Georgetown may terminate the agreement in the event we fail to pay any amount and fails to cure such failure within 30 days after receipt of notice, defaults in our obligation to obtain and maintain insurance and fails to remedy such breach within 60 days after receipt of notice, or declares insolvency or bankruptcy. We may terminate the agreement at any time upon at least 60 days’ written notice.

Shanghai Pharmaceutical (USA) Inc. (“SPH USA”)

In November 2018, we entered into the SPH USA License Agreement, with SPH USA under which we granted exclusive rights to SPH USA to manufacture, develop, market, distribute and sell in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “SPH USA Territory”), our product candidates under the Georgetown License Agreement and the UC San Diego License Agreement. Under the SPH USA License Agreement, SPH USA is solely responsible for all pre-clinical and clinical development activities specific to obtaining regulatory approval for such product candidates in the SPH USA Territory, any third-party license milestone or royalty payments owed under the Georgetown License Agreement and the UC San Diego License Agreement, and paying us a low single digit royalty on net sales of licensed products in the SPH USA Territory. The SPH USA License Agreement will expire on a licensed product-by-licensed product and country/region-by-country/region basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country/region. The SPH USA License Agreement may be terminated by SPH USA, on a country/region-by-country/region or product-by-product basis with 180 days written notice following the first anniversary of the effective date of the agreement or at any time on a product-by-product basis for a safety concern with respect to such product. Either party may terminate the SPH USA License Agreement in its entirety or on a licensed product-by-licensed product basis upon material breach that is not cured within 90 days, or in its entirety the event the other party becomes insolvent or enters into bankruptcy proceedings. We may terminate the agreement with 60 days written notice if SPH USA or its affiliates or sublicensees commence an action challenging the validity or enforceability of any licensed patent, or with 10 days written notice if SPH USA fails to own at least 20% of the voting securities of any assignee of the SPH USA License Agreement. Upon termination of the agreement for any reason all rights and licenses granted to SPH USA under the agreement will terminate, and in the event of termination for reasons other than our material breach, SPH USA would grant us non- exclusive, royalty-free, worldwide license to any intellectual property rights controlled by SPH USA or its affiliates to exploit the terminated program in the SPH USA Territory.

Selexis S.A.

In May 2014, ROAR Therapeutics, Inc., our predecessor company, entered into a commercial license agreement (the “Selexis License Agreement”), with Selexis, S.A., a Swiss company, pursuant to which we obtained a world-wide, non-exclusive license under certain of Selexis’ patents and technology rights to use a recombinant cell line produced using the Selexis technology to produce cirmtuzumab. Under the terms of the Selexis License Agreement, we will pay Selexis milestone payments totaling, in the aggregate, CHF 1,235,000, and a royalty in the low single digits on net sales of cirmtuzumab to third parties. The Selexis License Agreement remains in effect until the last to expire of the licensed Selexis patents, but may be terminated by either party if the other party materially breaches the agreement and fails to cure the breach within sixty days after receipt of a notice of default from the other party, or in the event the other party becomes insolvent or enters into bankruptcy proceedings. Additionally, we may terminate the Selexis License Agreement and the license granted therein at any time upon sixty days prior written notice to Selexis. In May 2015, Selexis’ rights to receive future milestone payments and royalties under the Selexis License Agreement were assigned to Ligand Pharmaceuticals, Incorporated.  In February 2020, the Selexis License Agreement was amended to authorize us to grant a sublicense to VelosBio, Inc.

University of Tennessee Research Foundation (“UTRF”)

In March 2015, we entered into a license agreement with UTRF (the “SARD License Agreement”), pursuant to which we were granted exclusive worldwide rights in all proprietary selective androgen receptor degrader, or SARD, technologies owned or controlled by UTRF, including all improvements thereto. Under the SARD License Agreement, we are obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development. We are also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. Unless terminated earlier, the term of the SARD License Agreement will continue, on a country-by-country basis, until the expiration of the last valid claim of any licensed patent in the particular country in which a licensed patent is granted. UTRF may terminate the SARD License Agreement for our uncured breach or upon its bankruptcy. On January 30, 2020, the SARD License Agreement was amended to extend certain diligence milestones.

In July 2007, we entered into a consolidated, amended and restated license agreement with UTRF (the “SARM License Agreement”), to consolidate and replace two previously existing SARM license agreements with UTRF and to modify and expand certain rights and obligations of each of the parties under both license agreements. Pursuant to the SARM License Agreement, we were granted exclusive worldwide rights in all existing selective androgen receptor modulator, or SARM, technologies owned or controlled by UTRF, including enobosarm, and certain improvements thereto, and exclusive rights to certain future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University. In 2018, we disclosed that we had ceased its development of the SARM technology following the failure of a Phase 2 clinical study of enobosarm to achieve statistical significance with respect to the primary endpoint of the study. On December 31, 2019, we notified UTRF of our intent to terminate the SARM License Agreement, which termination will be effective as of March 31, 2020. Following termination, we will no longer have the obligation to make further payments under the SARM License Agreement, including payments for patent prosecution and maintenance, and will no longer have any rights to develop or sublicense the SARM Technology. We will not incur any early termination penalties due to the termination of the SARM License Agreement.

Manufacturing

We have adopted a manufacturing strategy of contracting with third parties in accordance with cGMP for the manufacture of drug substance and product, and additional manufacturers are used to label, package and distribute investigational drug products. This strategy allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products.

We expect to continue to rely on third parties for the production of clinical and commercial quantities of any product candidates. There are no unusually complicated biochemistries or unusual equipment required in the manufacturing process for either cirmtuzumab or TK216.

We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or acquired or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology, continuing innovation, and acquisition and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of cancer therapeutics.

Our commercial success may depend in part on our ability to (i) obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; (ii) preserve the confidentiality of our trade secrets; (iii) defend and enforce our proprietary rights, including our patents; and (iv) operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

We have developed, licensed and acquired numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of healthcare products and services. As of February 19, 2020, our owned and in-licensed patent portfolio consisted of approximately 28 issued U.S. patents and 21 pending U.S. patent applications related to certain of our proprietary technology, inventions, and improvements, and 30 issued patents and 120 pending patent applications in jurisdictions outside of the United States.

ROR1 Program

We have an exclusive, commercial, worldwide, transferrable license to a portfolio of patents and patent applications directed to ROR1 antibodies and CAR-T therapies for all therapeutic indications. This portfolio is licensed from the Regents of the University of California. We have know-how and trade secrets related to compositions of matter for treating cancers, methods for treating cancer, and methods of screening for additional compositions of matter used for treating cancer, as well as to additional antibodies and molecules that modulate ROR1 signaling, and we have filed one pending provisional application in the U.S. related to cirmtuzumab.

As of February 19, 2020, our licensed patent portfolio included patents related to our clinical candidate currently in phase 1/2 clinical trials, cirmtuzumab. Cirmtuzumab is a humanized monoclonal antibody that specifically binds to the ROR1 receptor. We have two issued U.S. patents directed to the cirmtuzumab composition of matter: U.S. Pat. No. 9,217,040, with a patent term not due to expire before 2032; and U.S. Patent No. 9,758,591, with a patent term not due to expire before March 2033. We have one patent issued in the U.S. directed to methods of using cirmtuzumab to treat cancer, U.S. Pat, No. 10,344,096. We have one patent application pending in the U.S. related to single chain variable region fragments that bind to cirmtuzumab which, if issued, would have a patent term not due to expire before 2033. We also have patents issued in Australia, China, Europe, Israel, Japan, Korea, Macao and Mexico directed to the cirmtuzumab compositions of matter. We have approximately 14 pending applications in foreign jurisdictions related to the cirmtuzumab composition of matter and methods of use in treating cancer, including Australia, Canada, China, Europe, Japan, Korea, Malaysia, Mexico, Philippines, and Thailand. Patents, if issued from these pending foreign applications, would not be due to expire before 2033.

As of February 19, 2020, we have patent applications pending in the U.S. and in 17 jurisdictions outside the U.S. related to methods of treating cancer using a combination of cirmtuzumab and small-molecule chemotherapeutics. Patents, if issued from these pending non-provisional applications, would not be due to expire before dates ranging from 2037 to 2039.

As of February 19, 2020, we have patents and patent applications related to additional ROR1 binding antibodies and chimeric antigen receptor T cells specific for ROR1. We have four issued U.S. patents directed to non-cirmtuzumab antibodies: U.S. Pat. No. 8,212,009, with a patent term not due to expire before November, 2026; U.S. Patent No. 9,242,014, with a patent term not due to expire before June 2031; U.S. Patent No. 9,938,350, with a patent term not due to expire before June 2031; and U.S. Patent No. 9,217,040, with a patent term not due to expire before January 2032.  We have two patent applications pending in the U.S. related to additional non-cirmtuzumab ROR1 binding antibodies and non-cirmtuzumab chimeric antigen receptor T cells specific for ROR1, which, if issued, would have a patent term not due to expire before dates ranging from 2031 to 2032. We also have patents issued in Europe and Canada directed to additional ROR1 binding antibodies. We have patent applications pending in Europe and Canada related to additional ROR1 binding antibodies and single-chain variable region fragments specific for ROR1. Patents, if issued from these pending foreign applications, would not be due to expire before 2032.

As of February 19, 2020, we have intellectual property related to methods of screening for antibodies that specifically bind to ROR1. We have two issued U.S. patents, U.S. Pat. Nos. 9,523,695, and 9,933,434, with patent terms not due to expire before January 2032, directed to methods of screening for antibodies that specifically bind to ROR1. We additionally have patent applications pending directed to methods of screening for modulators of ROR1 signaling in jurisdictions including the U.S., Australia, Canada, China, Hong Kong, Japan, and Europe.

TK216 Program

We have exclusive worldwide rights to a portfolio of patents and patent applications related to small molecules, including TK216, targeting EWS-FLI1 for use in therapeutics and companion diagnostics. We hold a portfolio of patents and patent applications, the Oncternal Portfolio, related to TK216, analogs thereof, and uses thereof, as well as the Georgetown Licensed Portfolio, which is licensed from Georgetown University.

As of February 19, 2020, the Oncternal Portfolio consisted of approximately six U.S. issued patents and three pending applications in the U.S., as well as approximately three patents and approximately 36 pending patent applications in jurisdictions outside of the U.S. As of February 19, 2020, we had two U.S. patents directed to TK216: U.S. Pat. No. 9,604,927, with a patent term not due to expire before October 2035, and U.S. Pat. No. 9,987,251, with a patent term not due to expire before October 2035. We also had a patent with claims directed to methods of inhibiting proliferation of a cell that overexpresses an ETS gene or comprises an ETS fusion gene, or inhibiting growth of or killing neoplastic cells: U.S. Pat. No. 9,895,352, with a patent term not due to expire before October 2035. We had approximately one pending U.S. application and approximately 18 patents or pending applications in jurisdictions outside the U.S., including Australia, Argentina, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Pakistan, and Taiwan. These patents have a patent term not due to expire before October 2035, and patents, if issued from these applications, would not be due to expire before October 2035. We also had a patent with claims covering compositions of TK216 in combination with venetoclax and associated methods of inducing apoptosis in cells in AML and DLBCL: U.S. Pat. No. 10,159,660, with a patent term not due to expire before July 2037. We had approximately one pending U.S. application and approximately 13 pending applications filed in jurisdictions outside the U.S., including Argentina, Canada, China, Europe, Hong Kong, Indonesia, Japan, Korea, Mexico, Malaysia, Philippines, Singapore, and Taiwan. Patents, if issued from these applications, would not be due to expire before July 2037.  The Oncternal Portfolio further contained additional patents and pending applications related to indoline derivative compounds, which are analogs of TK216. We had two issued U.S. patents directed to compounds and methods of inhibiting proliferation of a cell expressing an ETS gene or comprising an ETS fusion gene: U.S. Pat. No. 9,822,122, with a patent term not due to expire before March 2037, and U.S. Pat. No. 10,351,569, with a patent term not due to expire before March 2037. There was one pending U.S. application and approximately eight applications pending outside the U.S. in Argentina, Pakistan, Taiwan, China, Europe, Japan, Korea, and Malaysia. Patents, if issued from these applications, would not be due to expire before March 2037.

As of February 19, 2020, the Georgetown Licensed Portfolio contained patents directed to other EWS-FLI1 inhibitor compounds. We had three U.S. patents directed to compounds and methods for treating Ewing sarcoma or pancreatic cancer: U.S. Pat. No. 8,232,310, with a patent term not due to expire before November 2028, U.S. Pat. No. 9,045,415, with a patent term not due to expire before August 2028, and U.S. Pat. No. 9,758,481, with a patent term not due to expire before December 2027. We had four issued patents in jurisdictions outside the U.S., including Australia, Canada, Europe, and Hong Kong. These patents are not due to expire before December 2027. We had two issued U.S. patents directed to compounds and methods for treating pancreatic cancer or Ewing sarcoma: U.S. Pat. No. 9,290,449, with a patent term not due to expire before April 2033, and U.S. Pat. No. 9,714,222, with a patent term not due to expire before April 2033. There are approximately 16 patents or pending applications outside the U.S. in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and New Zealand. These patents have a patent term not due to expire before April 2033, and patents, if issued from these applications, would not be due to expire before April 2033.  The Georgetown Licensed Portfolio contained additional patents and pending applications related to methods of treating cancers. We had one issued U.S. patent directed to methods of treating lung cancer or glioblastoma multiforme: U.S. Pat. No. 9,511,050, with a patent term not due to expire before October 2034. There were approximately two patents issued outside the U.S. in China and Japan. These patents have a patent term not due to expire before October 2034.

SARD Program

We have exclusive worldwide rights to a portfolio of patents and patent applications related to Selective Androgen Receptor Degrader (SARD) compounds for use in therapeutics. We hold a portfolio of patents and patent applications related to SARDs and jointly owned with University of Tennessee Research Foundation, including seven issued U.S. patents directed to SARD ligands and methods of use thereof: U.S. Pat. No. 9,814,698, U.S. Pat. No. 10,017,471, U.S. Pat. No. 10,035,763, U.S. Pat. No. 10,441,570, U.S. Pat. No. 9,815,776, U.S. Pat. No. 9,834,507, and U.S. Pat. No. 10,093,613, with a patent term not due to expire before April 2036. We also had a portfolio of patents and patent applications licensed from University of Tennessee Research Foundation including one issued U.S. patent directed to SARD ligands and methods of use thereof: U.S. Pat. No. 10,314,797 with a patent term not due to expire before June 2037.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective and non-provisional filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The extended restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following the date of FDA approval of the applicable drug product. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. Our issued patents are due to expire on dates ranging from 2026-2037. If patents are issued on our pending patent applications, the resulting patents would be due to expire on dates ranging from 2026-2040. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Most countries require a patent owner to pay maintenance fees or annuities in order to extend the patent to the full length of its term.  If these fees and annuities are not paid timely, our patents will expire prior to the expiration dates set forth herein.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process and a new biologic must be approved by the FDA through the BLA process before it may be legally marketed in the United States.

United States Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or “PHSA”, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLP requirements and other applicable regulations;
•	submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well‑controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA or BLA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

In addition to the submission of an IND to the FDA, supervision of certain human gene transfer trials may also require evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such assessment may result in some delay before initiation of a clinical trial.

’Clinical trials involve the administration of a product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations including GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1:  The product candidate is initially administered to healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life‑threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2:  This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine the appropriate dosage for further clinical trials.

•

Phase 3:  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the safety and efficacy of the product and the overall risk‑benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling and commercial use of the product.

Post‑approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug or biologic.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA‑regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

United States Review and Approval Process

The results of product development, preclinical and other non‑clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP‑compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time‑consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or “REMS” to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non‑compliance with regulatory requirements or if problems occur following initial marketing.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non‑compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug or biologic product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug or biologic as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life‑threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs and new molecular entity NDAs under its standard review goals.

In addition, a product may be eligible for accelerated approval. Drug and biologic products intended to treat serious or life‑threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well‑controlled post‑marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre‑approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

FDASIA established a category of drugs and biologics referred to as “breakthrough therapies” that may be eligible to receive Breakthrough Therapy Designation. A sponsor may seek FDA designation of a drug or biologic candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such drug. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Rare Pediatric Disease Priority Review Voucher Program

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020.  Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the Rare Pediatric Disease Priority Review Voucher program, for which legislation has been proposed in the current Congress.  However, even if the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, the sponsor of the marketing application for such drug will be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2022.

Post‑approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug and biologics manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Any drug products we or our partners manufacture or distribute pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record‑keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug and biologics manufacturers, such as those related to direct‑to‑consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑label use”), industry‑sponsored scientific and educational activities, and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and consistent with the provisions of the approved label. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications or supplements to approved applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Biosimilars and Exclusivity

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or “BPCIA”, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA‑licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being addressed by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12‑year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

FDA Regulation of Companion Diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA, approval.

If use of companion diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our product candidates, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of therapeutic candidates such as those we are developing involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Approval Process Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our product candidates.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product candidates in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a clinical trial authorization, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

To obtain regulatory approval of an investigational biological product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country‑specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application. During the additional two‑year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10‑year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply enough orphan medicinal product.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the U.S. federal and state governments and by authorities in the foreign jurisdictions in which they conduct their business. At the federal level, such laws include, without limitation: the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters; and the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the federal government, information related to payments or other transfers of value made to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Pharmaceutical companies are also subject to U.S. state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and information related to drug pricing, and laws requiring the registration of pharmaceutical sales and medical representatives. Violation of these laws or other governmental regulations may result in penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that may require companies to provide scientific and clinical support for the use of a product to each payor separately. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Lastly, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, the Tax Act, was enacted on December 22, 2017, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health insurance for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce the out of pocket costs of prescription drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers.  Although some of these, and other, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.  Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA, and many of which differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

In the European Union, as of May 25, 2018, Regulation 2016/676, known as the General Data Protection Regulation, or GDPR, replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

Merger

On March 6, 2019, we, then operating as GTx, Inc. (“GTx”), entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) and Grizzly Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as our wholly-owned subsidiary (the “Merger”). On June 7, 2019, the Merger was completed.  GTx changed its name to Oncternal Therapeutics, Inc., and Private Oncternal, which remains as our wholly-owned subsidiary, changed its name to Oncternal Oncology, Inc. On June 10, 2019, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “ONCT.”

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Oncternal common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.073386 shares of our common stock (the “Exchange Ratio”), after taking into account a one-for-seven reverse stock split of our then-outstanding common stock (the “Reverse Stock Split”). Immediately prior to the closing of the Merger, all shares of Private Oncternal preferred stock then outstanding were exchanged into shares of common stock of Private Oncternal. In addition, all outstanding options exercisable for common stock of Private Oncternal and warrants exercisable for convertible preferred stock of Private Oncternal became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio. Immediately following the Merger, stockholders of Private Oncternal owned approximately 77.5% of the outstanding common stock of the combined company. The par value and the authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Private Oncternal was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Oncternal’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Oncternal designated a majority of the members of the initial board of directors of the combined  company, and (iii) Private Oncternal’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, our net assets were recorded at their acquisition-date relative fair values in our condensed consolidated financial statements and the reported operating results prior to the Merger are those of Private Oncternal.

Employees

As of March 6, 2020, we had eleven full-time employees, three part-time employees, and a number of consultants, most of whom are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters are located in San Diego, California, where we currently sublease 4,677 square feet of office space used primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our sublease for this facility expires in March 2021.

Corporate Information

We were incorporated under the name Genotherapeutics, Inc. in Tennessee in September 1997.  We changed our name to GTx, Inc. in 2001 and reincorporated in Delaware in 2003.  On March 6, 2019, we, then operating as GTx, Inc., entered into the Merger Agreement with Private Oncternal and Merger Sub. Under the Merger Agreement, Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as our wholly-owned subsidiary. On June 7, 2019, the Merger was completed and GTx, Inc. changed its name to Oncternal Therapeutics, Inc.  Private Oncternal, which remains as our wholly-owned subsidiary, changed its name to Oncternal Oncology, Inc. On June 10, 2019, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “ONCT.”

Our principal executive offices are located at 12230 El Camino Real, Suite 300, San Diego, CA 92130, and our telephone number is (858) 434-1113. Our website address is www.oncternal.com.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.oncternal.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors.

You should consider carefully the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations,”  before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations or financial condition.

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

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $34.2 million ($18.1 million related to nonrecurring Merger costs) and $6.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $65.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue to develop, seek regulatory approval for and potentially commercialize any of our product candidates, and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of cirmtuzumab and TK216, continue research and development and initiate clinical trials of our other development programs and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including cirmtuzumab, TK216 and ROR1 CAR-T. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, following the completion of the Merger, we have incurred additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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
•

our efforts to evaluate, develop or partner the SARD assets; our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;

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

For example, we entered into an At-the-Market Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may, from time to time, sell shares of the our common stock, having an aggregate offering price of up to $50.0 million, of which $25.0 remains available at December 31, 2019. However, there can be no assurance that Stifel will be successful in consummating future sales based on prevailing market conditions or in the quantities or at prices that we deem appropriate. Furthermore, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the ATM Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 28, 2020, our calculated public float was approximately $51.8 million, which would have yielded a capacity to issue up to $17.3 million of shares of common stock pursuant to the ATM Sales Agreement. If our public float decreases in the future, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. In addition, the ATM Sales Agreement may be terminated by us or Stifel at any time upon notice to the other party.

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

Our two clinical-stage product candidates, cirmtuzumab and TK216, are in Phase 1 or Phase 2 clinical development. Cirmtuzumab is being evaluated in a Phase 1/2 clinical trial in combination with ibrutinib (Imbruvica®) for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL and in an investigator-sponsored, Phase 1b clinical trial in combination with paclitaxel for the treatment of women with HER2-negative metastatic or locally advanced, unresectable breast cancer. We are also developing TK216, an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. TK216 is being evaluated in a Phase 1 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. In addition, we are developing a chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development as a potential treatment for hematologic cancers and solid tumors. None of our product candidates have advanced into a pivotal or registrational study for the indications for which we are studying them. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on various factors, including the following:

•	successful completion of preclinical and clinical studies with favorable results;
•

acceptance of investigation new drug applications, or INDs, by the U.S. Food and Drug Administration, or FDA, or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed designs for future clinical trials;

•	demonstrating safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
•

receiving marketing approvals from applicable regulatory authorities, including Biologics License Applications, or BLAs, or new drug applications, or NDAs, from the U.S. Food and Drug Administration, or the FDA, and maintaining such approvals;

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. We are conducting a Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib in patients with treatment-naïve or relapsed or refractory CLL and previously treated patients with MCL. Additionally, we are evaluating TK216 as a single agent and in combination with vincristine in a Phase 1 clinical trial in patients with relapsed or refractory Ewing sarcoma.  We will have to follow the same procedure for our other preclinical product candidates that we plan to advance to clinical development, and would also be required to submit regulatory filings to foreign regulatory authorities if we decide to initiate clinical trials outside of the United States.

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

•	delays in obtaining approval from one or more institutional review boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocols;
•	clinical sites deviating from trial protocols or dropping out of a trial;
•	challenges in manufacturing sufficient quantities of product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue clinical trials;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in clinical trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current Good Manufacturing Practices, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials in a timely manner or consistent with applicable clinical trial protocols, good clinical practices, or GCP, or other regulatory requirements; third-party contractors not performing data collection or analysis in a timely or accurate manner; or

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

In addition, many of the factors that cause, or lead to, the termination, suspension or delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. If we make formulation or manufacturing changes to our product candidates or revise the route of administration or dosing regimen for our product candidates, we may be required to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions or to bridge the new dosing regimens to dosing regimens used in our clinical trials. The need to conduct additional preclinical or clinical studies could result in delays in the approval or commercialization of our product candidates, which could shorten any period during which we may have the exclusive right to commercialize our product candidates and enable our competitors to bring products to market before we do. In such an event, the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As is the case with oncology drugs generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence, or unexpected characteristics of side effects. For example, our ongoing clinical trials of cirmtuzumab in combination with ibrutinib, and TK216 in combination with vincristine, and the ongoing investigator-initiated clinical trial of cirmtuzumab in combination with paclitaxel, may reveal adverse events based on the combination therapy under evaluation. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in a more restrictive label for the product candidate, or delay or cause the denial of regulatory approval of the product candidate by the FDA or comparable foreign regulatory authorities. The drug-related side effects could also affect patient recruitment for our clinical trials, or the ability of enrolled patients to complete the trials, or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw, suspend or limit approvals of such product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
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

Regulatory requirements governing products involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy are subject to the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. The NIH Guidelines call for the supervision of human gene transfer trials including an evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. We will therefore be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and IRB of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

Similar requirements apply in the European Union. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy product candidates such as CAR-T, but that remains uncertain at this point.

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

From time to time, we may also disclose interim data from our clinical studies, such as the positive interim data we announced from our Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib in December 2019. Interim data from this clinical trial and future clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, following more comprehensive reviews of the data, and as more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We may seek breakthrough therapy designation for some of our product candidates, including cirmtuzumab and TK216. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation.

We may seek a rare pediatric disease designation for TK216, however, there is no guarantee that we will obtain such designation, and even if we do, there is no guarantee that FDA approval of TK216 will result in a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor.  The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We may seek a rare pediatric disease designation for TK216 for the treatment of Ewing’s sarcoma, however, we may not be able to obtain such designation. If we are able to obtain rare pediatric disease designation, there is no guarantee that we will be able to obtain a priority review voucher, even if TK216 is approved by the FDA.  Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program.  Specifically, FDA may not award the voucher to sponsors of marketing applications approved after September 30, 2020 unless either (i) the drug has received rare pediatric disease designation as of September 30, 2020, and is then approved by the FDA no later than September 30, 2022; or (ii) Congress reauthorizes the program, for which legislation has been proposed in the current Congress. If Congress does not reauthorize the rare pediatric disease priority review program in its current form, and if we do not receive rare pediatric disease designation for TK216 before September 30, 2020, we will not be issued a voucher upon any approval of TK216 that we receive.  Moreover, even if we receive rare pediatric disease designation for TK216 by the current statutory deadline of September 30, 2020, we may not receive the voucher if we do not obtain approval by September 30, 2022.

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

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints, in addition to our collaboration with Shanghai Pharmaceutical Holding Co., Ltd. and SPH USA. We may not be successful in our efforts to establish such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. In addition, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty, and any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biological products.

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

Significant progress has been made in the treatment of CLL since the advent of targeted therapies and FDA approval of ibrutinib for CLL in 2014. Three classes of targeted therapies have now been approved for the treatment of patients with CLL: inhibitors of Bruton’s tyrosine kinase, or BTK, a key component of cell signaling in B-cells, such as ibrutinib, which is marketed as Imbruvica® by AbbVie, Inc., and Johnson & Johnson, and acalabrutinib, which is marketed as Calquence® by AstraZeneca PLC; inhibitors of the protein B-cell lymphoma-2, or Bcl-2, such as venetoclax, which is marketed as Venclexta® and Venclyxto® by AbbVie, Inc., and Roche/Genentech; and inhibitors of Phosphoinositide 3-kinase, or PI3K, which include idelalisib, which is marketed as Zydelig® by Gilead Sciences, Inc., and duvelisib, which is marketed as Copiktra® by Verastem, Inc. These targeted therapies are now the core of the recommended treatment regimens for patients with both first-line and relapsed or refractory CLL, and have achieved objective response rates of 85-90%, two-year PFS of 65-90%, and two-year overall survival of 75-95%. The outcomes are worse for patients with certain prognostic factors, such as 17p or 11q chromosome deletions; for such patients with relapsed or refractory CLL treated with ibrutinib, the reported PFS is 50-75%. While CLL is treatable, it generally remains incurable, and patients with CLL will generally experience a recurrence of their cancer. Additionally, clinicians are investigating their potential in earlier stage disease in multiple clinical trials.

There are several therapeutic options available to treat MCL. Newly diagnosed patients are typically treated with rituximab combined with a chemotherapy regimen known as CHOP, comprised of cyclophosphamide, doxorubicin, vincristine, and prednisone. Alternative chemotherapy regimens include bortezomib or bendamustine. Patients with clinical responses to chemotherapy may become candidates for another therapeutic approach, autologous stem cell transplantation, a procedure in which radiation and/or chemotherapy is used to eliminate the patient’s immune cells, including residual MCL cells. Recently, ibrutinib was granted accelerated approval by the FDA for the treatment of relapsed MCL. Additionally, two other BTK inhibitors, acalabrutinib (Calquence®) and zanubrutinib (Brukinsa®) have been approved by the FDA for the treatment of patients with relapsed MCL. These therapies are given continuously for prolonged periods of time, and their use can be associated with significant toxicity.

The current standard therapy for patients with localized Ewing sarcoma in the U.S. is a combination of chemotherapy agents, including vincristine, doxorubicin and cyclophosphamide, with alternating cycles of ifosfamide and etoposide – a therapy known as VDC/IE. Patients that respond to this therapy may be candidates for tumor resection and continued treatment for a total of 14 to 17 cycles. This therapeutic regimen, however, is associated with significant toxicities. Patients with metastatic disease are often treated with VDC/IE or variations of this therapy with higher or more compressed dosing. This may also be supplemented by local radiation therapy or systemic radiation followed by autologous hematopoietic stem cell transplant.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in most other countries, we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, manufacturing, pricing and distribution of our product candidates. If we receive regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•	different regulatory requirements for approval of drugs in foreign countries;
•	reduced protection for intellectual property rights;
•	the existence of additional third-party patent rights of potential relevance to our business;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, public health emergencies, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is common;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•

business interruptions resulting from geopolitical actions, including war and terrorism, public health emergencies, such as the outbreak of a novel strain of coronavirus affecting the People’s Republic of China and elsewhere or natural disasters including earthquakes, typhoons, floods and fires.

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

•

business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics such as the recent coronavirus (COVID-19) outbreak;

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

As of March 6, 2020, we had eleven full-time employees and three part-time employees. As we continue research and development activities and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, research, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for the company. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the European Union General Data Protection Regulation 2016/679, or GDPR, and the California Consumer Protection Act), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, referred to collectively as the Affordable Care Act, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expands the entities eligible for discounts under the Public Health program; increases the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

At this time, we are unsure of the full impact that the Affordable Care Act will have on our business. There have been judicial and political challenges to certain aspects of the Affordable Care Act. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients with life-threatening diseases or conditions to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. There is no obligation for a drug manufacturer to make our drug products available to eligible patients as a result of the Right to Try Act.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR or the California Consumer Privacy Act, which became effective January 1, 2020), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

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

The COVID-19 novel coronavirus outbreak may adversely impact our business.

The public health emergency caused by the COVID-19 novel coronavirus outbreak first identified in Wuhan, Hubei Providence, China, may adversely impact our business. The COVID-19 outbreak and other public health emergencies may negatively affect clinical trial site activation, as well as patient enrollment and retention, at sites in a region or a city whose health care system becomes overwhelmed due to the illness.  For example, our expectations that we will announce the first-in-human dosing of our ROR-1 CAR-T therapy in China may be delayed to clinical site activation or other delays caused by the COVID-19 outbreak.  Additionally, our collaborator and an affiliate of our largest stockholder is SPH, which is based in China may delay work on our collaboration or focus on other investments during a continued outbreak of COVID-19.  Two of our directors are affiliates of SPH, including Cho Man, the Chief Executive Officer of SPH, who may be focused on other responsibilities during the COVID-19 outbreak which may impair the ability of our board to act by written consent.  Further, if our third-party manufacturers, particularly those located in China, experience manufacturing difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the COVID-19 outbreak, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.  If the current outbreak of the strain of COVID-19 continues and results in a prolonged period of travel and other similar logistics restrictions, this may reduce our capabilities to travel, domestically and internationally, which may impact our ability to raise funds, develop and renew contracts, or could otherwise disrupt portions of our business. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 could have a material impact on our business, financial condition and results of operations will depend on future developments as to the geographic presence of COVID-19 and government and healthcare responses to such spread, which are presently highly uncertain.

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

Although we own and license issued patents in the United States and foreign countries, we cannot be certain that the claims in our or our licensor’s other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our or our licensor’s issued patents will not be found invalid or unenforceable if challenged.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our and our licensor’s patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. Our and our licensor’s patents may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our or our licensor’s patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors or our licensor and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our or our licensor’s patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our or our licensor’s patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

If we do not obtain patent term extension for our product candidates, our business may be harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our or our licensor’s U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our or our licensor’s patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Although our common stock is listed on the Nasdaq Capital Market, or Nasdaq, an active trading market for our common stock may never develop or, if it develops, many not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

As of December 31, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 29.0% of our outstanding common stock. Furthermore, two of our directors have been appointed by our largest stockholder, SPH USA. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. As of December 31, 2019, 9,583,867 shares of our outstanding common stock are freely tradable, without restriction, in the public market, unless they are purchased by one of our affiliates.

Holders of approximately 58.3% of our outstanding securities, including our directors and executive officers, entered into lock-up agreements in connection with the Merger pursuant to which they could not, with limited exceptions, for a period of 180 days from the date of the effective time of the Merger, offer, sell or otherwise transfer or dispose of any of our securities, without our prior written consent, subject to certain exceptions. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. The lock-up agreements expired in December 2019 and, as a result, up to an additional 8,967,006 shares of common stock became eligible for sale in the public market.

In addition, as of December 31, 2019, up to 3,293,674 shares of common stock that are either subject to outstanding warrants, options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If the Merger does not qualify as a “reorganization” for U.S. federal income tax purposes, U.S. Holders of our common stock will be required to recognize gain or loss for U.S. federal income tax purposes upon the exchange of their Private Oncternal common stock for our common stock in the Merger.

The U.S. federal income tax consequences of the Merger to U.S. Holders will depend on whether the merger qualifies as a “reorganization” for U.S. federal income tax purposes.  Our and Private Oncternal’s obligations to effect the Merger were subject to the satisfaction, or waiver, at or prior to the effective time of the Merger, of the condition that each company receive an opinion of counsel, dated as of the closing date of the Merger, to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.  If, contrary to the opinions from counsel, the Merger fails to qualify as a reorganization within the meaning of Section 368(a) of the Code, a U.S. Holder of Private Oncternal common stock would recognize gain or loss for U.S. federal income tax purposes on each share of Private Oncternal common stock surrendered in the Merger for our common stock and any cash received in lieu of a fractional share.  For purposes of this discussion, a U.S. Holder is a beneficial owner of Oncternal common stock that, for U.S. federal income tax purposes, is or is treated as: an individual who is a citizen or resident of the United States; a corporation created or organized under the laws of the United States, any state thereof, or the District of Columbia; an estate, the income of which is subject to U.S. federal income tax regardless of its source; or a trust that (i) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) over all of its substantial decisions or (ii) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2019, we had federal and state NOL carryforwards of approximately $70.0 million and $48.7 million, respectively. Approximately $44.2 million of NOLs do not expire and the remaining federal and state NOL carryforward will begin to expire in 2033, unless previously utilized. At December 31, 2019, we had federal and state research and development credit carryforwards of approximately $0.9 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin expiring in 2034, unless previously utilized. The state research and development credits do not expire.

Under the Tax Act, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely but federal NOLs generated in taxable years beginning after December 31, 2017 may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, our NOL and research and development tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes resulting from our Merger. We have not yet determined the amount of the cumulative change in our ownership resulting from the Merger or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q for more information about the lawsuits that have been filed.  In addition, stock markets have experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline.

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

In 2018, we announced that we had ceased development of the SARM technology following the failure of a Phase 2 clinical study of enobosarm to achieve statistical significance with respect to the primary endpoint of the study. On December 31, 2019, we disclosed that we had provided notice of termination of the amended and restated license agreement with the University of Tennessee Research Foundation, or UTRF, for the development and production of the SARM technology, which termination will be effective on March 31, 2020. Following termination, we will no longer have the obligation to make further payments to UTRF under the SARM license agreement, including payments for patent prosecution and maintenance, and will no longer have any rights to develop or sublicense the SARM technology.

The CVRs are not transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any stockholder of record as of immediately prior to the Merger to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the foregoing events within the time periods specified in the CVR Agreement and if these events are not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless. In addition, we (as successor in interest to GTx) have agreed only to use commercially reasonable efforts to develop SARD products, subject to certain limitations, which allows for the consideration of a variety of factors in determining the efforts that we are required to use to develop SARD products, and we are not required to take all possible actions to continue efforts to develop SARD products. Accordingly, under certain circumstances we may not be required to continue efforts to develop SARD products, or may allocate resources to other projects, which would have an adverse effect on the value, if any, of the CVRs. Furthermore, the CVRs will be unsecured obligations of our company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all of our current or future senior obligations. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the IRS, would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our principal executive offices are located in San Diego, California, where we currently sublease 4,677 square feet of office space used primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our sublease for this facility expires in March 2021.

Item 3.	Legal Proceedings.

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware: Wheby v. GTx, Inc. et al., Miller v. GTx, Inc. et al., Tabb v. GTx, Inc. et al., and Living Seas LLC v. GTx, Inc. et al. (collectively, the “Delaware Actions”). On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York: Kopanic v. GTx, Inc. et al. and Cooper v. GTx, Inc. et al. (collectively, the “New York Actions” and, together with the Delaware Actions, the “Actions”). The Actions name as defendants us and our former board of directors, and, in the case of the Wheby and Miller actions, Private Oncternal and Merger Sub. The Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger.  The Delaware Actions have now been voluntarily dismissed with prejudice: the Wheby action on June 12, 2019; the Miller action on July 15, 2019; the Living Seas action on June 26, 2019; and the Tabb action on October 21, 2019. On September 16, 2019, Plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The complaint seeks damages and other unspecified relief. On January 10, 2020, the defendants filed their motion to dismiss the amended complaint, on January 31, 2020, the plaintiffs filed their opposition to defendants’ motion to dismiss, and on February 14, 2020, the defendants filed a reply in support of their motion to dismiss. The defendants’ motion to dismiss is pending. We believe that the New York Actions are without merit and intend to vigorously defend these actions. We cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “ONCT”. As of March 6, 2020, there were approximately 156 holders of record of our common stock.  This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section within Part I of this Annual Report entitled “Forward-Looking Statements.”

Unless otherwise indicated or as the context otherwise requires, the historical financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Private Oncternal prior to the Merger because Private Oncternal was deemed to be the accounting acquirer in the Merger for financial reporting purposes.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes cirmtuzumab, an investigational monoclonal antibody that is designed to inhibit ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance. Cirmtuzumab is being evaluated in a Phase 1/2 clinical trial in combination with ibrutinib (Imbruvica®) for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL and in an investigator-sponsored, Phase 1 clinical trial in combination with paclitaxel for the treatment of women with HER2-negative metastatic or locally advanced, unresectable breast cancer. We are also developing TK216, an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. TK216 is being evaluated in a Phase 1 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. In addition, we are developing a chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development as a potential treatment for hematologic cancers and solid tumors.

Since Private Oncternal’s inception in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our cirmtuzumab and TK216 clinical development programs.  Under research subaward agreements between us and the University of California San Diego (“UC San Diego”), we are eligible to receive approximately $14.0 million in development milestones throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022.  Through December 31, 2019, we have funded our operations primarily through: (i) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (ii) receipt of $10.3 million in subaward grant payments received from UC San Diego, and (iii) cash proceeds of $18.3 million received in connection with the closing of the Merger described below.  As of December 31, 2019, we had cash and cash equivalents of $20.1 million.

We have incurred net losses in each year since inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.  Our net losses were $34.2 million (including $18.1 million related to nonrecurring merger costs) and $6.6 million for the years ended December 31, 2019 and 2018, respectively.  As of December 31, 2019, we had an accumulated deficit of $65.6 million.  Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the Merger.  We expect to continue to incur significant and increasing operating losses for at least the next several years.  We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	generate clinical proof-of-concept data with TK216 in Ewing sarcoma, an orphan pediatric cancer indication;
•	advance cirmtuzumab through clinical development, initially in MCL, CLL and breast cancer;
•	advance our ROR1-targeting CAR-T therapy candidate to clinical testing, initially in hematological cancers and then in solid tumors;
•	Evaluate cirmtuzumab in additional ROR1-positive solid tumors such as lung, ovarian, liver and prostate cancers, as well as in additional hematological malignancies;
•	Evaluate TK216 in additional tumors with ETS fusion proteins or overexpression, such as prostate cancer, lymphoma and AML;
•	continue to develop additional product candidates;
•	acquire or in‑license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•

add operational, financial and management information systems and personnel, including personnel to support our planned product development and future commercialization efforts, as well as to support our transition to a public reporting company.

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

As a result, we believe we will need substantial additional funding to support our continuing operations and pursue our business strategy.  Until such time as we can generate significant product sales revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding, or other sources, including potentially collaborations, licenses and other similar arrangements.  We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.  If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in‑licenses or acquisitions.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.  See “Liquidity and Going Concern.”  Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.  We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after March 16, 2020, the issuance date of our annual consolidated financial statements for the year ended December 31, 2019.  See Note 1 of our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report.

Similarly, in our report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Merger with GTx

On March 6, 2019, we, then operating as GTx, Inc. (“GTx”), entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) and Grizzly Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as our wholly-owned subsidiary (the “Merger”). On June 7, 2019, the Merger was completed.  GTx changed its name to Oncternal Therapeutics, Inc., and Private Oncternal, which remains as our wholly-owned subsidiary, changed its name to Oncternal Oncology, Inc. On June 10, 2019, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “ONCT.”

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Oncternal common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.073386 shares of our common stock (the “Exchange Ratio”), after taking into account a one-for-seven reverse stock split of our then-outstanding common stock (the “Reverse Stock Split”). Immediately prior to the closing of the Merger, all shares of Private Oncternal preferred stock then outstanding were exchanged into shares of common stock of Private Oncternal. In addition, all outstanding options exercisable for common stock of Private Oncternal and warrants exercisable for convertible preferred stock of Private Oncternal became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio. Immediately following the Merger, stockholders of Private Oncternal owned approximately 77.5% of the outstanding common stock of the combined company. The par value and the authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Private Oncternal was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Oncternal’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Oncternal designated a majority of the members of the initial board of directors of the combined  company, and (iii) Private Oncternal’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, (i) the merger is being treated as the equivalent of Private Oncternal issuing stock to acquire the net assets of GTx, (ii) the net assets of GTx are recorded based upon the fair values in the financial statements at the time of closing and (iii) the reported historical operating results of the combined company prior to the merger will be those of Private Oncternal.

Prior to the Merger, we had been evaluating enobosarm, a selective androgen receptor modulator (“SARM”), for the treatment of post-menopausal women with stress urinary incontinence (“SUI”).  However, based on the results of the ASTRID trial in 2018, we determined that there was not a sufficient path forward to warrant additional clinical development of enobosarm to treat SUI, and discontinued further development of enobosarm to treat SUI, as well as our SARM technology generally. On December 31, 2019, we provided notice of termination of the amended and restated license agreement (the “SARM License Agreement”), dated July 24, 2007, by and between us and the University of Tennessee Research Foundation related to the development of the SARM Technology, which termination will be effective three months following such notice. We have the right to terminate the SARM License Agreement at any time, effective upon three months’ notice.  Following termination, we will no longer have the obligation to make further payments under the SARM License Agreement, including payments for patent prosecution and maintenance, and we will no longer have any rights to develop or sublicense the SARM Technology.  We will not incur any early termination penalties due to the termination of the SARM License Agreement.

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

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. Oncternal is conducting this study in collaboration with UC San Diego and estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received subaward payments of $6.2 million and $0.5 million in the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the preclinical and clinical development of our product candidates, cirmtuzumab, TK216 and our ROR1-targeting CAR-T therapy candidate, which include:

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

We accrue all research and development costs in the period they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress towards completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. Advance payments for goods or services to be received in future periods for use in research and development activities are deferred and then expensed as the related goods are delivered and as services are performed. Any unearned advances would be refunded when known.

We expect our research and development expenses to increase substantially for the foreseeable future as we: (i) invest in additional operational personnel to support our planned product development efforts, and (ii) continue to invest in developing our product candidates preclinically, advance them into later stages of clinical development, and as we begin to conduct larger clinical trials. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with Private Oncternal’s Series B-2 preferred stock financing in 2017, Private Oncternal issued warrants to purchase shares of its Series B-2 preferred stock. We classified these warrants as a liability on our consolidated balance sheets and remeasured them to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statements of operations.

Upon the closing of the Merger, all outstanding warrants to purchase Private Oncternal Series B-2 preferred stock were converted into warrants to purchase our common stock. As a result, such warrants no longer require liability accounting and the fair value of the warrant liability has been reclassified to stockholders’ equity.

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest earned on invested balances.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Change
Grant revenues	$2,425	$2,521	$(96)
Operating expenses:
Research and development	10,159	8,287	1,872
In-process research and development	18,088	—	18,088
General and administrative	7,286	1,820	5,466
Total operating expenses	35,533	10,107	25,426
Loss from operations	(33,108)	(7,586)	(25,522)
Other income (expense):
Change in fair value of warrant liability	(1,268)	713	(1,981)
Other income	—	216	(216)
Interest income	188	79	109
Interest expense	—	(1)	1
Total other income (expense)	(1,080)	1,007	(2,087)
Net loss	$(34,188)	$(6,579)	$(27,609)

Grant Revenue

Grant revenue for the year ended December 31, 2019 was $2.4 million, consistent with the $2.5 million for the year ended December 31, 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Years Ended December 31,		Increase/
	2019	2018	(Decrease)
Cirmtuzumab	$6,156	$5,561	$595
TK216	1,101	1,465	(364)
Other	408	—	408
Unallocated research and development expenses	2,494	1,261	1,233
Total research and development expenses	$10,159	$8,287	$1,872

Research and development expenses for the years ended December 31, 2019 and 2018 were $10.2 million and $8.3 million, respectively, an increase of $1.9 million. The increase was primarily due to: (i) a $0.7 million net increase in direct product candidate costs, and (ii) a $1.2 million increase in unallocated research and development expenses.

Direct expenses for cirmtuzumab increased $0.6 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the following partially offsetting factors: (i) a $1.9 million increase in clinical trial activities related to our ongoing Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL, that commenced in the latter part of 2017, (ii) a $0.3 million increase in regulatory and quality activities, and (iii) a $1.6 million decrease in manufacturing clinical trial material costs.

Direct expenses for TK216 decreased $0.4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to a corresponding decrease in clinical trial activities related to our continuing Phase 1 clinical trial of TK216 in refractory Ewing sarcoma.

Direct expenses other increased $0.4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to a $0.4 million increase in research activities for other program initiatives.

Unallocated expenses increased $1.2 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to higher personnel costs.

In-Process Research and Development Expenses

In-process research and development expenses increased $18.1 million for year ended December 31, 2019, compared to the year ended December 31, 2018, due solely to the Merger.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2019 and 2018 were $7.3 million and $1.8 million, respectively, an increase of $5.5 million. The increase is primarily due to higher: (i) legal fees of $1.8 million incurred to expand our intellectual property portfolios on our platforms and product candidates in 2019 and for additional services incurred as a public company, (ii) personnel-related costs and professional fees of $2.3 million related primarily to additional headcount and other activities to operate as a publicly-traded company, (iii) director and officer liability insurance costs of $0.6 million, and (iv) other operating expenses of $0.8 million.

Other Income (Expense)

Other expense was ($1.1) million for the year ended December 31, 2019, compared to other income of $1.0 million for the year ended December 31, 2018, a change of ($2.1) million in additional expense. The change was primarily due to a $2.0 million increase in the fair value of the preferred stock warrant liability prior to the Merger closing.

Liquidity and Going Concern

From our inception through December 31, 2019, we have devoted substantially all of our efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced recurring net losses and negative cash flows from operating activities. At December 31, 2019, we had an accumulated deficit of $65.6 million and had cash and cash equivalents of $20.1 million. We will need to continue to raise a substantial amount of funds until we are able to generate revenues to fund our development and operating activities.

We expect to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We have incurred net losses since inception and have relied on our ability to fund our operations through debt and equity financings and grant funding. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

In February 2018, we entered into the ATM Sales Agreement, pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50.0 million, of which approximately $25.0 was available for sale at December 31, 2019. We are not obligated to sell any shares under the ATM Sales Agreement.  Subject to the terms and conditions of the sales agreement, Stifel will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the ATM Sales Agreement, Stifel may sell shares by any method deemed to be an "at-the-market" offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We will pay Stifel a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of February 28, 2020, our public float calculated pursuant to the instructions set forth in Form S-3 was approximately $51.8 million, based on 11,800,518 shares of outstanding common stock held by non-affiliates at a price of $4.39 per share, which is the last reported sale price of our common stock on the Nasdaq Capital Market on February 20, 2020. So long as our public float is below $75.0 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75.0 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. As of February 28, 2020, we calculated our future capacity to issue up to approximately $17.3 million of additional shares of common stock pursuant to the ATM Sales Agreement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. Future sales under the ATM Sales Agreement will depend on a variety of factors including, but not limited to, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that Stifel will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(16,746)	$(7,417)
Investing activities	16,137	—
Financing activities	15	17,874
Increase in cash and cash equivalents	$(594)	$10,457

Operating Activities

During the year ended December 31, 2019, operating activities used $16.7 million of cash, resulting from our net loss of $34.2 million, which included non-cash charges of: (i) $18.1 million related to the acquisition of in-process research and development, (ii) $1.3 million related to the change in fair value of warrant liability, and (iii) $0.5 million related to stock-based compensation charges; partially offset by a $2.4 million change in operating assets and liabilities. The $2.4 million change in operating assets and liabilities primarily consisted of a $6.0 million decrease in accounts payable and accrued liabilities and a $3.6 million increase in deferred revenue.

During the year ended December 31, 2018, operating activities used $7.4 million of cash, resulting primarily from our net loss of $6.6 million, non-cash change in fair value of warrant liability of $0.7 million and non-cash other income of $0.2 million, a $0.1 million change in operating assets and liabilities, partially offset by stock-based compensation charges of $0.2 million. The $0.1 million change in operating assets and liabilities primarily consisted of a $0.4 million increase in prepaid expenses and other assets, a $1.9 million decrease in deferred revenue, offset by a $2.2 million increase in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $16.1 million for the year ended December 31, 2019, primarily resulting from cash received in connection with the Merger. Net cash provided by investing activities was none for the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities was $15,000 for the year ended December 31, 2019 consisting of option and warrant exercises.

Net cash provided by financing activities was $17.9 million for the year ended December 31, 2018 consisting of net proceeds of $16.8 million from the sale of our Series C convertible preferred stock in November 2018 and the collection of $1.1 million of Series B-2 convertible preferred stock subscriptions receivable.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 (in thousands)::

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations (1)	$207	$166	$41	$—	$—
Total	$207	$166	$41	$—	$—

(1)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 4,677 square feet of office space under an operating lease that expires in March 2021.

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are excluded from the table above.  See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and are excluded from the table above.

Georgetown University (“Georgetown”)

In March 2014, we entered into an Exclusive License Agreement (the “Georgetown License Agreement”) with Georgetown, pursuant to which we: (i) licensed the exclusive worldwide right to patents and technologies for the development and commercialization of certain product candidates targeting EWS-FLI1 as an anti-tumor therapy for therapeutic, diagnostics, or research tool purposes, (ii) are solely responsible for all development and commercialization activities and costs in our respective territories, and (iii) are also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights.

Under the terms of the Georgetown License Agreement, commencing in 2015, we: (i) shall pay and have paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) are required to make up to $200,000 in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. We accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of December 31, 2019, we had not triggered or made any milestone payments under the Georgetown License Agreement.

The Georgetown License Agreement may be terminated by either party upon material breach or may be terminated by us as to one or more countries with 90 days written notice of termination. The term of the Georgetown License Agreement will continue until the expiration of the last valid claim within the patent rights covering the product. Georgetown may terminate the agreement in the event: (i) we fail to pay any amount and fail to cure such failure within 30 days after receipt of notice, (ii) we default in our obligation to obtain and maintain insurance and fail to remedy such breach within 60 days after receipt of notice, or (iii) we declare insolvency or bankruptcy. We may terminate the agreement at any time upon at least 60 days’ written notice.

In 2017, we entered into a research agreement with Georgetown for up to $150,000. For the years ended December 31, 2019 and 2018, we recorded research and development expenses of $27,000 and $53,000, respectively.

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, we entered into a collaboration agreement (the “MD Anderson Collaboration”) with MD Anderson, which, as amended, provides for the conduct of preclinical and clinical research on TK216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the MD Anderson Collaboration in full and the program is successfully commercialized, we will be required to pay aggregate milestone payments of $1.0 million based on net product sales. For the years ended December 31, 2019 and 2018, the recorded research and development expenses were not significant.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, we entered into a license agreement with the Regents, which was amended and restated in August 2018, for the development, manufacturing and distribution rights to naked antibodies, including cirmtuzumab and genetically engineered cellular therapy products, including CAR-T products that are covered by licensed patents for all human therapeutic, diagnostic and preventive applications in all indications.  The Regents license agreement was amended on March 25, 2019 and May 15, 2019, to update the patents covered under the agreement.

The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of our common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain patent costs; (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement in 2019 and 2018, we recorded $25,000 in annual license maintenance fees as research and development expense. As of December 31, 2019, we believe we have met our obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, we entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. For the years ended December 31, 2019 and 2018, we recorded $0.5 million in research and development costs under this Research Agreement. Such costs are includable as part of our annual diligence obligations under the Regents License Agreement.

The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the 15th anniversary of the first commercial sale of a licensed product. The Regents may terminate the Regents License Agreement if: (i) a material breach by us is not cured within a reasonable time, (ii) we file a claim asserting the Regents licensed patent rights are invalid or unenforceable, and (iii) we file for bankruptcy. We may terminate the agreement at any time upon at least 60 days’ written notice.

University of Tennessee Research Foundation (“UTRF”)

In July 2007, we and UTRF entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”), pursuant to which we were granted exclusive worldwide rights in all existing selective androgen receptor modulator (“SARM”) technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.  We recorded research and development expense under this agreement of $0.1 million and none for the years ended December 31, 2019 and 2018, respectively. On December 31, 2019, we provided UTRF notice of termination of the SARM License Agreement by and between us and UTRF, which termination will be effective three months following such notice. Following termination, we will no longer have the obligation to make further payments under the SARM License Agreement, and will no longer have any rights to develop or sublicense the SARM Technology.

In March 2015, we and UTRF also entered into a license agreement (the “SARD License Agreement”) pursuant to which we were granted exclusive worldwide rights in all existing selective androgen receptor degrader (“SARD”) technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, we are obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  We are also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. We recorded research and development expense under this agreement of $0.4 million and none for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, we believe we have met our obligations under each of the UTRF agreements.

Velos Biopharma Holdings, LLC (“VBH”) and VelosBio, Inc. (“VelosBio”) Spin-off Transactions

In November and December 2017, we formed VBH and made an in-kind tax-free distribution of 100% of our interest in VBH to our stockholders, option holders and warrant holders of record. On February 6, 2018, we licensed and assigned our rights to two preclinical product candidates, previously under the Regents License Agreement, to VBH. In consideration for the license, we: (i) received a promissory note receivable from VBH of $0.1 million, with an annual interest rate of 2.64% and a due date of 10 years, and (ii) made a partial assignment of our March 2016 Regents License Agreement. Pursuant to the partial assignment, VBH assumed certain obligations related to the licensed products under the Regents License Agreement as follows: (i) reimbursement of certain historical and future patent costs related to the licensed products, (ii) certain development and sales milestones for advancing licensed products targets, (iii) low single-digit royalties, including potential future minimum annual royalties, on net sales of each licensed product target are to be allocated between us and VBH, (iv) certain third-party agreements and related obligations specifically related to the licensed products, (v) minimum diligence obligations to advance licensed assets consisting of a minimum of $0.5 million in development spend annually through 2021, and (vi) obligations under the Research Agreement equal to $0.5 million annually commencing January 1, 2018. Due to the high uncertainty of the success of VBH ever repaying the note and associated interest, we provided a full valuation allowance for these amounts as of December 31, 2019 and 2018.

In December 2017, VelosBio was incorporated with VBH being its sole stockholder with VelosBio common shares only. On February 6, 2018, VBH sublicensed and assigned its intellectual property rights to its two preclinical product candidates to VelosBio. In consideration for the license, VelosBio agreed to use commercially reasonable efforts to develop the licensed products as well as the following payment obligations: (i) the assumption of each of the VBH assumed obligations under the partial assignment between us and VBH as outlined above, and (ii) certain tiered development milestone and royalty payments to VBH. In August 2018, we entered into the amended and restated Regents License Agreement and VelosBio entered into their own license agreement directly with the Regents. In February 2018, VelosBio secured substantially independent preferred stock financings for its programs and there is no common control overlap between the companies.

Also on February 6, 2018, we and VelosBio entered into: (i) an asset purchase agreement whereby VelosBio purchased our right, title and interest in our nominal assets related to the two preclinical product candidates and assumed our $0.2 million convertible note payable and related $16,000 of accrued interest which has been recorded as other income in our consolidated financial statements, and (ii) a transition services agreement whereby we agreed to provide VelosBio with certain transition services, which expired as of December 31, 2018, as follows: (i) access to certain common laboratory equipment at our lab facility, (ii) certain named employees were to devote up to 80% of their time supporting VelosBio related activities, (iii) cirmtuzumab manufacturing, process optimization and ancillary activities until VelosBio was able to establish their own, and (iv) agreement to cost share the purchase of certain antibody materials with VelosBio. Such services were to be provided at cost or cost plus. During 2018, we incurred $3.0 million of costs on behalf of VelosBio that were substantially reimbursed and recorded on a net basis within operating expenses. As of December 31, 2018, there are no ongoing rights or commitments under the asset purchase or transition services agreements.  In February 2020, we entered into a sublicense agreement with VelosBio pursuant to which we granted certain sublicenses to VelosBio under the Selexis License Agreement.

SPH USA License Agreement

In November 2018, we entered into the SPH USA License Agreement with SPH USA for: (i) the territory of Greater China, and (ii) rights to manufacture, develop, market, distribute and sell all of our product candidates under the Georgetown License Agreement and the Regents License Agreement (exclusive to Greater China only). Under the SPH USA License Agreement, SPH USA is solely responsible for: (a) all preclinical and clinical development activities specific to obtaining regulatory approval in Greater China for such product candidates, (b) any third-party license milestone or royalty payments owed under the License Agreement and the Regents License Agreement, and (c) paying us a low single digit royalty on net sales in the territory.

Government Contracts, Grant Agreements and Incentive Programs

The CIRM Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego, to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We: (i) are conducting this study in collaboration with UC San Diego, (ii) estimate we will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017, to March 31, 2022, (iii) are committed to certain co-funding requirements, (iv) received subaward payments of $6.2 million and $0.5 million for years ended December 31, 2019 and 2018, respectively, and (v) are required to provide UC San Diego progress and financial update reports throughout the award project period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the years ended December 31, 2019 and 2018, we recorded revenue of $2.4 million and $2.5 million, respectively. Related qualifying subaward costs during the years ended December 31, 2019 and 2018 were $5.4 million and $4.6 million, respectively. As of December 31, 2019, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at UC San Diego to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, we agreed to provide up to $1.0 million in contingency funds if required during the grant period. We recorded no research and development expense under such CIRM award for the years ended December 31, 2019 and 2018.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

Our estimates are based on our historical trends and other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements as of December 31, 2019 and 2018 and for each of the years ended December 31, 2019 and 2018, appearing elsewhere in this annual report. However, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Research and Development Expenses and Accruals

Research and development expenses consist of costs incurred for our own and for sponsored and collaborative research and development activities. Research and development costs are expensed as incurred and include manufacturing process development costs, manufacturing costs, costs associated with preclinical studies and clinical trials, regulatory and medical affairs activities, quality assurance activities, salaries and benefits, including stock-based compensation, fees paid to third-party consultants, license fees and overhead.

We have entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the consolidated balance sheets as prepaid expenses and other assets or accrued liabilities. We record accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, we analyze progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Valuation of Warrants to Purchase Convertible Preferred Stock

Prior to the Merger, we classified outstanding warrants to purchase shares of our Series B-2 convertible preferred stock as a liability on our consolidated balance sheets as these warrants were free-standing financial instruments exercisable into contingently redeemable shares. The warrants were initially recorded at fair value on the date of grant, and were subsequently remeasured to fair value at each balance sheet date while the instrument was outstanding. Changes in the fair value of these warrants were recognized as a component of other income (expense) in our consolidated statements of operations. Upon the completion of the Merger, the Series B-2 warrants were amended such that they were converted into warrants to purchase our common stock. As amended, warrant liability accounting is no longer required and the fair value of the warrant liability has been reclassified into stockholders’ equity.

Revenue Recognition

We currently generate revenue from a research subaward agreement with UC San Diego, which provides us with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from such subaward is recognized in the period during which the related qualifying costs are incurred and services are rendered, provided that the applicable conditions under the subaward agreement have been met.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.	Financial Statement and Other Supplementary Information.

The Consolidated Financial Statements and supplementary data of Oncternal Therapeutics, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Oncternal Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oncternal Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Diego, California

March 16, 2020

Oncternal Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,051	$20,645
Prepaid and other assets	736	565
Total current assets	20,787	21,210
Right-of-use asset	190	—
Other assets	767	752
Total assets	$21,744	$21,962
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$871	$3,440
Accrued liabilities	2,731	891
Deferred grant revenue	3,640	—
Current portion of lease liability	99	—
Total current liabilities	7,341	4,331
Preferred stock warrant liability	—	674
Lease liability	91	—
Commitments and contingencies (Notes 3 and 5)
Convertible preferred stock, $0.0001 par value; authorized shares - none and 130,100 at December 31, 2019 and 2018, respectively; issued and outstanding – none and 8,148 at December 31, 2019 and 2018, respectively; liquidation preference of none and $48,954 at December 31, 2019 and 2018, respectively	—	46,588
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares – 5,000 and none at December 31, 2019 and 2018, respectively; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 60,000 and 200,000 at December 31, 2019 and 2018, respectively; issued and outstanding shares – 15,387 and 3,762 at December 31, 2019 and 2018, respectively	15	5
Additional paid-in capital	79,869	1,748
Accumulated deficit	(65,572)	(31,384)
Total stockholders’ equity (deficit)	14,312	(29,631)
Total liabilities and stockholders’ equity (deficit)	$21,744	$21,962

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Operations

(thousands, except per share data)

	Years Ended December 31,
	2019	2018
Grant revenue	$2,425	$2,521
Operating expenses:
Research and development	10,159	8,287
In-process research and development	18,088	—
General and administrative	7,286	1,820
Total operating expenses	35,533	10,107
Loss from operations	(33,108)	(7,586)
Other income (expense):
Change in fair value of warrant liability	(1,268)	713
Other income	—	216
Interest expense	—	(1)
Interest income	188	79
Total other income (expense)	(1,080)	1,007
Net loss	$(34,188)	$(6,579)
Net loss per share, basic and diluted	$(3.31)	$(1.83)
Weighted-average shares outstanding, basic and diluted	10,329	3,591

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(34,188)	$(6,579)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	18,088	—
Noncash other income	—	(216)
Stock-based compensation	507	180
Noncash interest expense	—	1
Noncash compensation expense	—	10
Change in fair value of preferred stock warrants liability	1,268	(713)
Noncash lease expense	92	—
Changes in operating assets and liabilities:
Prepaid and other assets	(44)	(436)
Accounts payable	(4,762)	2,242
Accrued liabilities	(1,255)	(4)
Change in operation lease liability	(92)	—
Deferred grant revenue	3,640	(1,902)
Net cash used in operating activities	(16,746)	(7,417)
Cash flows from investing activities
Cash acquired in connection with the Merger	18,292	—
Acquisition related costs paid	(2,155)	—
Net cash provided by investing activities	16,137	—
Cash flows from financing activities
Proceeds from exercise of stock options	14	1
Proceeds from exercise of common stock warrants	1	—
Proceeds from the issuance of convertible preferred stock, net	—	17,873
Net cash provided by financing activities	15	17,874
Net (decrease) increase in cash and cash equivalents	(594)	10,457
Cash and cash equivalents at beginning of period	20,645	10,188
Cash and cash equivalents at end of period	$20,051	$20,645
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$46,588	$—
Issuance of common stock to GTx stockholders	$29,049	$—
Reclassification of preferred stock warrants liability to additional paid-in capital	$1,942	$—
Net liabilities assumed in Merger	$5,177	$—

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	5,653	$28,715	3,745	$5	$1,522	$(24,805)	$(23,278)
Collection of stock subscription receivable	—	1,100	—	—	—	—	—
Issuance of Series C convertible preferred stock for cash, net of issuance costs	2,495	16,773	—	—	—	—	—
Exercise of stock options for cash	—	—	2	—	1	—	1
Vesting related to repurchase liability	—	—	—	—	35	—	35
Issuance of restricted common shares	—	—	15	—	10	—	10
Stock-based compensation	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	(6,579)	(6,579)
Balance at December 31, 2018	8,148	46,588	3,762	5	1,748	(31,384)	(29,631)
Exercise of stock options for cash	—	—	19	—	14	—	14
Exercise of warrants for cash	—	—	—	—	1	—	1
Vesting related to repurchase liability	—	—	—	—	30	—	30
Issuance of common stock to former stockholders of GTx upon Merger	—	—	3,458	2	29,047	—	29,049
Conversion of convertible preferred stock into common stock upon Merger	(8,148)	(46,588)	8,148	8	46,580	—	46,588
Reclassification of convertible preferred stock warrant liability	—	—	—	—	1,942	—	1,942
Stock-based compensation	—	—	—	—	507	—	507
Net loss	—	—	—	—	—	(34,188)	(34,188)
Balance at December 31, 2019	—	$—	15,387	$15	$79,869	$(65,572)	$14,312

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Merger

On June 7, 2019, the Company, then operating as GTx, Inc. (“GTx”), completed its Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) and Grizzly Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), dated March 6, 2019. Under the Merger Agreement, Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as a wholly-owned subsidiary of the Company (the “Merger”). GTx changed its name to Oncternal Therapeutics, Inc., and Private Oncternal, which remains as a wholly-owned subsidiary of the Company, changed its name to Oncternal Oncology, Inc. On June 10, 2019, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “ONCT.”

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

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Private Oncternal was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Oncternal’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Oncternal designated a majority of the members of the initial board of directors of the combined  company, and (iii) Private Oncternal’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the consolidated financial statements of the Company and the reported operating results prior to the Merger will be those of Private Oncternal.

Reverse Stock Split and Exchange Ratio

On June 7, 2019, in connection with, and prior to the completion of, the Merger, GTx effected a one-for-seven reverse stock split of its then outstanding common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All issued and outstanding Private Oncternal common stock, preferred stock, options and warrants prior to the effective date of the Merger have been retroactively adjusted to reflect the Exchange Ratio for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oncternal Oncology, Inc. and Oncternal, Inc. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Liquidity and Going Concern

From its inception through December 31, 2019, the Company has devoted substantially all of its efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Since inception, the Company has experienced recurring net losses and negative cash flows from operating activities and expects to continue to incur losses into the foreseeable future. At December 31, 2019, the Company had an accumulated deficit of $65.6 million and had cash and cash equivalents of $20.1 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the third quarter of 2020. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities and operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these consolidated financial statements are issued.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s consolidated financial statements and accompanying notes requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates consist of those used to determine the fair value of the Company’s preferred stock, preferred stock warrant liability and stock-based awards, and those used to determine grant revenue and accruals for research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Preferred Stock Warrant Liability

Prior to the Merger, Private Oncternal had outstanding freestanding warrants to purchase shares of its Series B-2 convertible preferred stock (the “Series B-2 warrants”). Because the underlying Series B-2 convertible preferred stock was classified as temporary equity, the Series B-2 warrants were classified as a liability in the accompanying consolidated balance sheets. Private Oncternal adjusted the carrying value of such Series B-2 warrants to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as an increase or decrease to other income (expense) in the consolidated statements of operations. Upon the completion of the Merger, the Series B-2 warrants were amended such that they were converted into warrants to purchase the Company’s common stock. As amended, warrant liability accounting is no longer required and the fair value of the warrant liability has been reclassified into stockholders’ equity.

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

The Company calculated the final remeasurement of the preferred stock warrant liability on June 7, 2019, the Merger closing date, using the closing price of GTx’s common stock on that date to determine the fair value of the warrants, and recorded a $1.3 million change in the fair value of the preferred stock warrant liability for the year ended December 31, 2019.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability as of December 31, 2018 were as follows:

Fair value of underlying preferred stock	$0.29
Risk-free interest rate	2.4% — 2.7%
Expected volatility	75.3% — 76.4%
Expected term (in years)	3.7 — 4.0
Expected dividend yield	—%

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2018	$674
Change in fair value	1,268
Reclassification of preferred stock warrant liability to equity	(1,942)
Balance at December 31, 2019	$—

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

The subaward agreement is on a best-effort basis and does not require scientific achievement as a performance obligation. All fees received under the agreement are non-refundable. The costs associated with the agreement are expensed as incurred and reflected as a component of research and development expense in the accompanying consolidated statements of operations.

Funds received from the subaward agreement are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the subaward are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At December 31, 2019, the Company had deferred grant revenue of $3.6 million, and at December 31, 2018, the Company had a grant receivable of $0.1 million.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of 56,000 shares and 164,000 shares from the weighted-average number of common shares outstanding for the years ended December 31, 2019 and 2018, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2019	2018
Redeemable convertible preferred stock	—	8,148
Warrants to purchase convertible preferred stock	—	372
Warrants to purchase common stock	841	—
Common stock options	1,958	504
Common stock subject to repurchase	35	100
	2,834	9,124

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company expects no impact on the consolidated financial statements from the adoption of this standard effective January 1, 2020.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The Company adopted this standard on January 1, 2019 using the modified retrospective approach. As the Company has elected the practical expedient for short-term leases, the adoption of this standard had no impact on the consolidated financial statements on the date of adoption as the Company’s only lease was on a month-to-month basis for a contract period of less than one year and expired in May 2019.  Subsequent to its adoption, the Company entered into a new office lease agreement and has applied the provisions of this guidance (See Note 3).

2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Research and development	$1,206	$720
Legal fees	424	20
Unvested share liability	24	54
Compensation	825	85
Other	252	12
	$2,731	$891

3.	Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $0.1 million and $12,000 for the years ended December 31, 2019 and 2018, respectively. On May 22, 2019, the Company entered into an office sublease agreement for 4,677 square feet in San Diego, California (“San Diego Lease”) which expires on March 31, 2021. Base rent is approximately $166,000 annually and the monthly rent expense is being recognized on a straight-line basis over the lease term.

The San Diego Lease is included in the accompanying consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $0.2 million as of December 31, 2019, in the accompanying consolidated balance sheet. The weighted average remaining lease term was 1.25 years.

Maturities of lease liabilities due under this lease agreement as of December 31, 2019, are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2020	$166
2021	41
Total lease payments	207
Less imputed interest	(17)
Total operating lease liabilities	190
Less current portion of lease liability	(99)
Lease liability	$91

Related Party Transactions

In January 2019, the Company engaged Newfront Insurance as its primary insurance broker. The son of Richard Vincent, the Company’s Chief Financial Officer, acted as the Company’s agent at Newfront Insurance. The Company paid total related policy premiums of approximately $1.2 million during the year ending December 31, 2019, for which Mr. Vincent’s son received a commission of approximately $0.1 million.

In September 2019, the Company entered into a consulting agreement with Robert J. Wills. Ph.D., a member of the Company’s Board of Directors, whereby Dr. Wills will provide services related to the potential out-licensing or sale of the SARM and/or SARD technology. The Company recorded approximately $3,500 in related services during the year ended December 31, 2019.

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018. During the year ended December 31, 2019, the Company recorded amounts receivable from SPH USA related to statements of work totaling $0.2 million. See Notes 4 and 6.

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware: Wheby v. GTx, Inc. et al., Miller v. GTx, Inc. et al., Tabb v. GTx, Inc. et al., and Living Seas LLC v. GTx, Inc. et al. (collectively, the “Delaware Actions”). On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York: Kopanic v. GTx, Inc. et al. and Cooper v. GTx, Inc. et al. (collectively, the “New York Actions” and, together with the Delaware Actions, the “Actions”). The Actions name as defendants the Company and its former board of directors, and, in the case of the Wheby and Miller actions, Private Oncternal and Merger Sub. The Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with the company's filing of the Registration Statement in connection with the Merger.  The Delaware Actions have now been voluntarily dismissed with prejudice: the Wheby action on June 12, 2019; the Miller action on July 15, 2019; the Living Seas action on June 26, 2019; and the Tabb action on October 21, 2019. On September 16, 2019, Plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The complaint seeks damages and other unspecified relief. On January 10, 2020, the defendants filed their motion to dismiss the amended complaint, on January 31, 2020, the plaintiffs filed their opposition to defendants’ motion to dismiss, and on February 14, 2020, the defendants filed a reply in support of their motion to dismiss. The defendants’ motion to dismiss is pending. The Company believes that the New York Actions are without merit and intends to vigorously defend these actions. The Company cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of December 31, 2019, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

In 2017, the Company entered into a research agreement with Georgetown for up to $150,000. The Company recorded research and development expense under this agreement of $27,000 and $53,000 for the years ended December 31, 2019 and 2018, respectively.

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for TK216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. The amounts recorded as research and development expense for the years ended December 31, 2019 and 2018 were not significant.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018 in connection with the spin-off transactions described below, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement was amended on March 25, 2019 and May 15, 2019, to update the patents covered under the agreement.  The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) $25,000 in license maintenance fees as research and development expense for each of the years ended December 31, 2019 and 2018, and (ii) $0.2 million and $0.1 million in patent costs as general and administrative expense for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company believes it has met its obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The Company recorded $0.5 million in research and development expense under this agreement for each of the years ended December 31, 2019 and 2018. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the fifteenth anniversary of the first commercial sale of a licensed product.

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

University of Tennessee Research Foundation (“UTRF”)

In July 2007, the Company and UTRF entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”), pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor modulator (“SARM”) technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.  Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid-single-digit royalties on sublicense revenues. The Company recorded research and development expense under this agreement of $0.1 million and none for the years ended December 31, 2019 and 2018, respectively. On December 31, 2019, the Company provided UTRF notice of termination of the SARM License Agreement by and between the Company and UTRF, which termination will be effective three months following such notice. Following termination, the Company will no longer have the obligation to make further payments under the SARM License Agreement, and will no longer have any rights to develop or sublicense the SARM Technology.

In March 2015, the Company and UTRF entered into a license agreement (the “SARD License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader (“SARD”) technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $0.2 million and none for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company believes it has met its obligations under each of the UTRF agreements.

Velos Biopharma Holdings, LLC (“VBH”) and VelosBio, Inc. (“VelosBio”) Spin-off Transactions

In November 2017, the Company formed VBH and in December 2017, made an in-kind tax-free distribution of 100% of its interest in VBH to the Company’s stockholders, option holders and warrant holders of record. On February 6, 2018, the Company licensed and assigned its rights to two preclinical product candidates, previously under the Regents License Agreement, to VBH. In consideration for the license, the Company: (i) received a promissory note receivable from VBH of $0.1 million, with an annual interest rate of 2.64% and a due date of 10 years, and (ii) made a partial assignment of its March 2016 Regents License Agreement. Pursuant to the partial assignment, VBH assumed certain obligations related to the licensed products under the Regents License Agreement as follows: (i) reimbursement of certain historical and future patent costs related to the licensed products, (ii) certain development and sales milestones for advancing licensed products targets, (iii) low single-digit royalties, including potential future minimum annual royalties, on net sales of each licensed product target are to be allocated between the Company and VBH, (iv) certain third party agreements and related obligations specifically related to the licensed products, (v) minimum diligence obligations to advance licensed assets under the Research Agreement equal to $0.5 million in development spend annually through 2021, and (vi) Research Agreement obligations equal to $0.5 million annually commencing January 1, 2018. Due to the high uncertainty of the success of VBH ever repaying the note receivable and associated interest, the Company provided a full valuation allowance for these amounts as of December 31, 2019 and 2018.

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

Also on February 6, 2018, the Company and VelosBio entered into: (i) an asset purchase agreement whereby VelosBio purchased the Company’s right, title and interest in the Company’s nominal assets related to the two preclinical product candidates and assumed the Company’s $0.2 million convertible note payable and related $16,000 of accrued interest which has been recorded as other income, and (ii) a transition services agreement whereby the Company agreed to provide VelosBio with certain transition services, as follows: (a) access to certain common laboratory equipment at the Company’s lab facility, (b) certain named employees were to devote up to 80% of their time supporting VelosBio related activities, (c) cirmtuzumab manufacturing, process optimization and ancillary activities until VelosBio was able to establish their own, and (d) agreement to cost share the purchase of certain antibody materials with VelosBio. Such services were to be provided at cost or cost plus. During the year ended December 31, 2018, the Company incurred $3.0 million, of costs on behalf of VelosBio that were substantially reimbursed and recorded on a net basis within operating expenses in the accompanying consolidated statements of operations. As of December 31, 2018, there were no ongoing rights or commitments under the asset purchase or transition services agreements. In February 2020, the Company entered into a sublicense agreement with VelosBio pursuant to which it granted certain sublicenses to VelosBio under the Selexis License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia and mantle cell lymphoma. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received subaward payments of $6.2 million and $0.5 million in the years ended December 31, 2019 and 2018, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the years ended December 31, 2019 and 2018, the Company recorded revenue of $2.4 million and $2.5 million, respectively. Related qualifying subaward costs for the years ended December 31, 2019 and 2018 were $5.4 million and $4.6 million, respectively. As of December 31, 2019, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at the University of California San Diego School of Medicine (“UC San Diego”) to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period. The Company recorded no research and development expense under such CIRM award for the years ended December 31, 2019 and 2018.

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

The Merger, which closed on June 7, 2019, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in-process research and development (“IPR&D”) expenses in the Company’s consolidated statement of operations in the year ended December 31, 2019.

Pursuant to the Merger Agreement on June 7, 2019, the Company, a representative of holders of the contingent value rights (“CVRs”), and Computershare, Inc. as rights agent entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, the Company’s stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger. CVR holders are entitled to receive 75% of the aggregate amount of any net proceeds received by the Company during the 15-year period after the closing of the Merger from the grant, sale or transfer of rights to the Company’s SARD or SARM technology that occurs during the 10-year period after the closing (or in the 11th year if based on a term sheet approved during the initial 10-year period) and, if applicable, to receive royalties on the sale of any SARD or SARM products by the Company during the 15-year period after the closing. The CVR Agreement will continue in effect until the payment of all amounts payable thereunder.  As of the June 7, 2019 closing date and December 31, 2019, no milestones had been accrued as there were no potential milestones yet considered probable.

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

(2)

Represents the research and development projects of GTx which were in-process, but not yet completed, and which the Company plans to advance, consisting primarily of GTx’s preclinical SARD technology. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date. The acquired assets did not have outputs or employees.

6.	Stockholders’ Equity (Deficit)

Amended and Restated Articles of Incorporation

On June 7, 2019, the Company’s certificate of incorporation was amended and restated to authorize 60,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock, each with a par value of $0.001 per share.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Oncternal’s convertible preferred stock were converted into 8,148,268 shares of the Company’s common stock. As of December 31, 2018, Private Oncternal’s convertible preferred stock is classified as temporary equity on the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of Private Oncternal’s control, including liquidation, sale or transfer of control of Private Oncternal. Private Oncternal did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

Sales of Convertible Preferred Stock

In September, November and December 2017, Private Oncternal issued an aggregate of 1,662,494 shares of Series B-2 preferred stock at a per share purchase price of $6.13, raising net cash proceeds of $8.9 million, of which $1.1 million was collected in February 2018.

In November 2018, contemporaneous with entering into the LDA, Private Oncternal issued 2,495,114 shares of Series C preferred stock to SPH USA, at a per share purchase price of $6.81, raising net cash proceeds of $16.8 million. Private Oncternal concluded that the shares were issued at fair value and therefore no value was ascribed to the LDA.

Common Stock Warrants

In September, November and December 2017, Private Oncternal issued warrants to purchase of 371,624 shares of Series B-2 preferred stock, which converted into rights to purchase common stock of the Company at the Merger closing, at an exercise price of $6.13 per share. The warrants expire on various dates in September, November and December 2022. As of December 31, 2019, warrants to purchase 196 shares of common stock have been exercised.

On September 29, 2017, the Company completed a private placement transaction that included warrants to purchase an aggregate of 469,996 shares of the Company’s common stock at an exercise price of $63.14 per share. The five-year warrants expire on September 29, 2022. As of December 31, 2019, no such warrants have been exercised.

The Company assessed whether the above warrants require accounting as derivatives after the Merger closing. The Company determined that the warrants were indexed to the Company's own stock. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as warrant liabilities.

Common Stock and Unvested Share Liability

The Company has issued restricted common stock subject to vesting and repurchase by the Company. For employee and non-employee awards, the issuance date fair value is recognized over the requisite service period of the award (usually the vesting period) on a straight-line basis. In addition, the Company has outstanding unvested shares related to the early exercise of stock options. The Company has the right, but not the obligation, to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The consideration received in exchange for unvested shares is recorded as an unvested share liability on the accompanying consolidated balance sheets and is reclassified into common stock and additional paid-in capital as the shares vest. At December 31, 2019 and 2018, the unvested share liability was $24,000 and $54,000, respectively.

A summary of the Company’s unvested shares is as follows (in thousands):

Number of Shares
Balance at December 31, 2018	100
Vested shares	(65)
Balance at December 31, 2019	35

Equity Incentive Plans

Contemporaneous with the Merger  closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b)  up to 275,579 shares of common stock which were subject to outstanding awards under the GTx 2013 Equity Incentive Plan (the “2013 Plan”) as of  June 7, 2019, that are subsequently cancelled will become available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance. At December 31, 2019, 494,583 shares remain available for future issuance under the 2019 Plan (see Note 9).

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2019:
Options outstanding	1,662,253	$4.17	9.2	$1,460
Options vested and expected to vest	1,662,253	$4.17	9.2	$1,460
Options exercisable	244,170	$1.16	7.2	$718

As of December 31, 2019 under the 2013 Plan, there were: (i) 257,067 outstanding and fully vested options with a weighted average exercise price of $59.98 per share, and (ii) 18,512 cancelled options that were added back to the 2019 Plan as of December 31, 2019. As of December 31, 2019, the former GTx stock option plans had an aggregate of 295,414 outstanding and fully vested and exercisable options with a weighted average exercise price of $71.34 and a weighted average remaining contractual term of 0.7 years.

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

No further awards will be made under the 2015 Plan, which was terminated in June 2019.

A summary of the Company’s stock option activity under the 2019 Plan and 2015 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2018	504,019	$0.81
Granted	1,230,000	$5.47
Cancelled	(52,726)	$3.38
Exercised	(19,040)	$0.69
Balance at December 31, 2019	1,662,253	$4.17

Information about the Company’s outstanding stock options under the 2019 Plan and 2015 Plan is as follows (in thousands, except share and per share data and contractual term):

The weighted average grant date fair value per share of option grants for the years ended December 31, 2019 and 2018 was $3.69 and $0.55 per share, respectively.  The aggregate intrinsic value used in the above table of options at December 31, 2019 is based on the Company’s closing market price per common share on December 31, 2019 of $3.95. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was not material.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.6%	2.9%
Expected volatility	77.6%	64.7%
Expected term (in years)	6.0	6.1
Expected dividend yield	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$237	$141
General and administrative	270	39
	$507	$180

At December 31, 2019, the total compensation cost related to nonvested awards not yet recognized was $4.2 million and the weighted-average period over which it is expected to be recognized was 3.5 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2019	2018
Redeemable convertible preferred stock	—	8,148
Warrants to purchase convertible preferred stock	—	372
Common stock warrants	841	—
Common stock options issued and outstanding	1,958	504
Common stock available for issuance under equity plans	495	80
	3,294	9,104

7.	Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Federal income taxes	$(7,179)	$(1,379)
State income taxes, net of federal benefit	(968)	(500)
Permanent items	873	(147)
In-process research and development	3,354
Research and development credit carryforwards	(217)	(468)
Other, net	18	51
Change in valuation allowance	4,119	2,443
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$18,108	$8,321
Research and development credit carryforwards	1,446	1,231
Accrued expenses	214	24
Capitalized research and development costs	7,688	—
Other, net	143	288
Total deferred tax assets	27,599	9,864
Valuation allowance	(27,546)	(9,864)
	53	—
Deferred tax liabilities:
Right of use asset	(53)	—
Total deferred tax liabilities	(53)	—
Net deferred tax assets	$—	$—

Based on the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2019 and 2018.  As a result of the Merger in 2019, the Company recorded deferred tax assets of $13.1 million which are fully offset by a valuation allowance. The $13.1 million net deferred tax assets do not include federal and state net operating loss carryforwards and federal research and development credit carryforwards that are estimated to expire under Internal Revenue Code Sections 382 and 383 as a result of the Merger.

At December 31, 2019, the Company had federal and state net operating loss (NOL) carryforwards of approximately $70.0 million and $48.7 million, respectively. Of the federal net operating losses at December 31, 2019, $44.2 million do not expire, and the remaining federal and state net operating loss carryforwards will begin expiring in 2034 and 2030, respectively, unless previously utilized. At December 31, 2019, the Company also had federal and state research and development credit carryforwards of approximately $0.9 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin expiring in 2034 unless previously utilized. The state research and development credits do not expire.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2019 and 2018, there were no unrecognized tax benefits recorded in the consolidated financial statements. The Company does not expect any material changes to unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s 2013 through 2019 federal income tax and state income tax returns are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is not currently under examination by any tax authority.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties in its consolidated statements of operations since inception.

The Company adopted Accounting Standards Codification Topic 842 – Leases, on January 1, 2019. Under Topic 842, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for operating leases on the balance sheet. Upon adoption, no change in retained earnings was recorded related to income taxes as the Company maintains a full valuation allowance. As of the implementation date, an adjustment of $0.1 million was recorded as a deferred tax liability and an adjustment of $0.1 million was recorded as a deferred tax asset.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8‑K that was filed with the Securities and Exchange Commission on June 20, 2019.

Item 9A.	Controls and Procedures.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control Over Financial Reporting

We, as management of Oncternal Therapeutics, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting has been audited by BDO USA LLP, independent registered public accounting firm.

Attestation Report of the Independent Registered Public Accounting Firm

BDO USA LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Oncternal Therapeutics, Inc.

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Oncternal Therapeutics, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes, and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO USA, LLP

San Diego, California

March 16, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Transactions with Related Parties” and “Election of Directors – Independence of the Board of Directors,” respectively, in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of Oncternal Therapeutics, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2019:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

3. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit No	Filing Date	Filed/ Furnished Herewith

2.1	Asset Purchase Agreement dated as of September 28, 2012 between the Registrant and Strakan International S.à r.l.	8-K	000-50549	2.1	October 3, 2012

2.2*	Agreement and Plan of Merger and Reorganization, dated March 6, 2019, by and among the Registrant, Oncternal Therapeutics, Inc. and Grizzly Merger Sub, Inc.	8-K	000-50549	2.1	March 7, 2019

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated April 30, 2019, by and among the Registrant, Oncternal Therapeutics, Inc. and Grizzly Merger Sub, Inc.	8-K	000-50549	2.1	April 30, 2019

2.4	CVR Agreement, dated as of June 7, 2019, by and between the Registrant, Marc S. Hanover, as the Holders’ Representative, and Computershare Investor Services, as Rights Agent	8-K	000-50549	10.1	June 10, 2019

3.1	Restated Certificate of Incorporation of the Registrant	S-3	333-127175	4.1	August 4, 2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	3.2	May 6, 2011

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	3.3	May 9, 2014

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	000-50549	3.4	May 11, 2015

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	3.1	December 5, 2016

3.6	Certificate of Amendment of the Restated Certificate related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	June 10, 2019

3.7	Certificate of Amendment of the Restated Certificate related to the Name Change of the Registrant	8-K	000-50549	3.2	June 10, 2019

3.8	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	June 10, 2019

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	August 9, 2019

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	October 20, 2017

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Oncternal Therapeutics, Inc.	S-4	333-230758	4.11	April 8, 2019

4.4	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Oncternal Therapeutics, Inc.	10-Q	000-50549	4.1	August 9, 2019

4.5	Description of Securities of Oncternal Therapeutics, Inc.					X

10.1†	Commercial License Agreement between Selexis SA and ROAR Therapeutics, LLC (predecessor to Oncternal Therapeutics, Inc.), dated May 19, 2014	S-4	333-230758	10.46	April 8, 2019

10.2†	Amendment No. 1 to Commercial License Agreement between Selexis SA and Oncternal Therapeutics, Inc., dated February 7, 2020					X

10.3†	Exclusive License Agreement between Georgetown University and Oncternal Therapeutics, Inc., dated March 26, 2014	S-4	333-230758	10.47	April 8, 2019

10.4	Amendment to Exclusive License Agreement between Georgetown University and Oncternal Therapeutics, Inc., dated March 17, 2016	S-4	333-230758	10.48	April 8, 2019

10.5†	Collaboration Agreement between Oncternal Therapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, dated December 15, 2014	S-4	333-230758	10.49	April 8, 2019

10.6†	Amendment #1 to Collaboration Agreement between Oncternal Therapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, dated January 24, 2016	S-4	333-230758	10.50	April 8, 2019

10.7†	Amendment #2 to Collaboration Agreement between Oncternal Therapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, dated May 1, 2016	S-4	333-230758	10.51	April 8, 2019

10.8†	Amendment #3 to Collaboration Agreement between Oncternal Therapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, dated September 17, 2018	S-4	333-230758	10.52	April 8, 2019

10.9†	Research agreement between Oncternal Therapeutics, Inc. and the Regents of the University of California, on behalf of its San Diego Campus, dated November 3, 2016	S-4	333-230758	10.53	April 8, 2019

10.10†	License Agreement between Oncternal Therapeutics, Inc. and Velos Biopharma Holdings, LLC, dated February 6, 2018	S-4	333-230758	10.54	April 8, 2019

10.11†	Amended and Restated License Agreement between Oncternal Therapeutics, Inc. and The Regents of the University of California, dated August 31, 2018	S-4	333-230758	10.55	April 8, 2019

10.12†	Amendment #1 to Amended and Restated License Agreement between Oncternal Therapeutics, Inc. and the Regents of the University of California, dated March 25, 2019	S-4	333-230758	10.56	April 8, 2019

10.13†	Amendment #2 to Amended and Restated License Agreement between Oncternal Therapeutics, Inc. and the Regents of the University of California, dated May 15, 2019					X

10.14#	Oncternal Therapeutics, Inc. 2015 Equity Incentive Plan, as amended	S-4	333-230758	10.57	April 8, 2019

10.15#	Form of Stock Option Agreement under the Oncternal Therapeutics, Inc. 2015 Equity Incentive Plan, as amended	S-4	333-230758	10.58	April 8, 2019

10.16#	Form of Early Exercise Stock Option Agreement under the Oncternal Therapeutics, Inc. 2015 Equity Incentive Plan, as amended	S-4	333-230758	10.59	April 8, 2019

10.17#	Restricted Stock Purchase Agreement dated May 22, 2017, between Oncternal Therapeutics, Inc. and Richard G. Vincent	S-4	333-230758	10.60	April 8, 2019

10.18#	Restricted Stock Purchase Agreement dated December 14, 2017, between Oncternal Therapeutics, Inc. and Richard G. Vincent	S-4	333-230758	10.61	April 8, 2019

10.19#	Restricted Stock Purchase Agreement dated December 14, 2017, between Oncternal Therapeutics, Inc. and William R. LaRue	S-4	333-230758	10.62	April 8, 2019

10.20#	Restricted Stock Purchase Agreement dated May 9, 2018, between Oncternal Therapeutics, Inc. and Charles Theuer, M.D., Ph.D.	S-4	333-230758	10.63	April 8, 2019

10.21#	Employment Agreement dated August 26, 2019 between Oncternal Therapeutics, Inc. and Frank Hsu, M.D.	10-Q	000-50549	10.1	November 8, 2019

10.22#	Employment Agreement dated September 5, 2019 between Oncternal Therapeutics, Inc. and Gunnar F. Kaufmann, Ph.D.	10-Q	000-50549	10.2	November 8, 2019

10.23#	Employment Agreement dated September 9, 2019 between Oncternal Therapeutics, Inc. and Igor P. Bilinsky, Ph.D.	10-Q	000-50549	10.3	November 8, 2019

10.24#	Employment Agreement dated September 12, 2019 between Oncternal Therapeutics, Inc. and James B. Breitmeyer, M.D.	10-Q	000-50549	10.4	November 8, 2019

10.25#	Employment Agreement dated September 5, 2019 between Oncternal Therapeutics, Inc. and Richard G. Vincent	10-Q	000-50549	10.5	November 8, 2019

10.26#	Employment Agreement dated September 5, 2019 between Oncternal Therapeutics, Inc. and Hazel M. Aker	10-Q	000-50549	10.6	November 8, 2019

10.27#	Registrant’s 2019 Incentive Award Plan effective June 7, 2019	8-K	000-50549	10.2	June 10, 2019

10.28	Amended Oncternal Therapeutics, Inc. Annual Incentive Plan	10-Q	000-50549	10.7	November 8, 2019

10.29	Sublease by and between Oncternal Therapeutics, Inc. and Host Hotels & Resorts, L.P., dated May 22, 2019	10-Q	000-50549	10.23	August 9, 2019

10.30	At-the-Market Equity Offering Sales Agreement, dated February 9, 2018, by and between GTx, Inc. and Stifel, Nicolaus & Company, Incorporated	8-K	000-50549	10.1	February 9, 2018

10.31	Form of Indemnification Agreement					X

10.32#	Consulting Agreement dated September 20, 2019 between Robert J. Wills. Ph.D. and Oncternal Therapeutics, Inc.					X

10.33#	GTx, Inc. 2001 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.6	March 24, 2017

10.34#	GTx, Inc. 2002 Stock Option Plan, as amended through November 3, 2009, and Form of Stock Option Agreement	10-K	000-50549	10.7	March 24, 2017

10.35#	GTx, Inc. 2004 Equity Incentive Plan, as originally adopted, and Form of Stock Option Agreement	S-1	333-109700	10.5	January 15, 2004

10.36#	GTx, Inc. 2004 Equity Incentive Plan, as amended effective April 30, 2008	8-K	000-50549	10.6	May 6, 2008

10.37#	GTx, Inc. 2004 Equity Incentive Plan, as amended effective November 4, 2008 and Form of Stock Option Agreement	10-K	000-50549	10.10	March 24, 2017

10.38#	GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement, as originally adopted	S-1	333-109700	10-6	January 15,2004

10.39#	Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan, effective April 26, 2006	8-K	000-50549	10-1	April 27, 2006

10.40#	Form of Stock Option Agreement under the Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan	10-Q	000-50549	10.35	August 9,2006

10.41#	Amended and Restated GTx, Inc. 2004 Non-Employee Directors’ Stock Option Plan, as amended effective November 4, 2008	10-K	000-50549	10.14	Mar 24, 2017

10.42#	GTx, Inc. 2013 Equity Incentive Plan, as originally adopted	S-8	333-188377	99.1	May 6, 2013

10.43#	GTx, Inc. 2013 Equity Incentive Plan, as amended effective May 6, 2015	10-K	000-50549	10.16	March 24, 2017

10.44#	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan (Standard Form)	10-Q	000-50549	10.2	July 22, 2013

10.45#	Form of Retention Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.3	November 12, 2013

10.46#	Form of Retention Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.4	November 12, 2013

10.47#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the GTx, Inc. 2013 Equity Incentive Plan	10-Q	000-50549	10.5	May 11, 2015

10.48#	GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan, as originally adopted (refiled to reflect reverse stock split effected on December 5, 2016)	10-K	000-50549	10.21	March 24, 2017

10.49#	Form of Stock Option Grant Notice and Option Agreement under the GTx, Inc. 2013 Non-Employee Director Equity Incentive Plan	10-Q	000-50549	10.4	Jul 22, 2013

21.1	Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see Signature Page)					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

#	Management compensatory plan or arrangement.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncternal Therapeutics, Inc.

Date: March 16, 2020	By:	/s/ James B. Breitmeyer, M.D., PH.D.
James B. Breitmeyer, M.D., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James B. Breitmeyer, M.D., Ph.D and Richard G. Vincent, and each of them, as his or her true and. lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James B. Breitmeyer	President, Chief Executive Officer and Member of the Board of Directors	March 16, 2020
James B. Breitmeyer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Richard G. Vincent	Chief Financial Officer	March 16, 2020
Richard G. Vincent	(Principal Financial Officer)

/s/ David F. Hale	Chairman of the Board of Directors	March 16, 2020
David F. Hale

/s/ Michael G. Carter	Director	March 16, 2020
Michael G. Carter, M.D., ChB, FRCP

/s/ William R. LaRue	Director	March 16, 2020
William R. LaRue

/s/ Xin Nakanishi	Director	March 16, 2020
Xin Nakanishi, Ph.D.

/s/ Robert Wills	Director	March 16, 2020
Robert Wills, Ph.D.

/s/ Charles P. Theuer	Director	March 16, 2020
Charles P. Theuer, M.D., Ph.D.