Form 10-Q
period 2020-03-31
Oncternal Therapeutics, Inc.
filed 2020-05-07
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50549

Oncternal Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1715807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12230 El Camino Real, Suite 300
San Diego, CA 92130
(858) 434-1113

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

As of May 1, 2020, the registrant had 15,392,377 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,019	$20,051
Prepaid and other assets	545	736
Total current assets	16,564	20,787
Right-of-use asset	154	190
Other assets	1,047	767
Total assets	$17,765	$21,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,376	$871
Accrued liabilities	2,778	2,731
Deferred grant revenue	3,062	3,640
Current portion of lease liability	101	99
Total current liabilities	7,317	7,341
Lease liability	53	91
Commitments and contingencies (Notes 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at March 31, 2020 and December 31, 2019, respectively; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 60,000 at March 31, 2020 and December 31, 2019; issued and outstanding shares – 15,392 and 15,387 at March 31, 2020 and December 31, 2019, respectively	15	15
Additional paid-in capital	80,690	79,869
Accumulated deficit	(70,310)	(65,572)
Total stockholders’ equity	10,395	14,312
Total liabilities and stockholders’ equity	$17,765	$21,744

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Grant revenue	$578	$470
Operating expenses:
Research and development	2,696	1,896
General and administrative	2,633	932
Total operating expenses	5,329	2,828
Loss from operations	(4,751)	(2,358)
Other income:
Change in fair value of warrant liability	—	17
Interest income	13	47
Total other income	13	64
Net loss	$(4,738)	$(2,294)
Net loss per share, basic and diluted	$(0.31)	$(0.62)
Weighted-average shares outstanding, basic and diluted	15,355	3,676

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(4,738)	$(2,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	399	39
Change in fair value of preferred stock warrants liability	—	(17)
Noncash lease expense	36	—
Changes in operating assets and liabilities:
Prepaid and other assets	90	158
Accounts payable	336	(2,422)
Accrued liabilities	455	264
Change in operation lease liability	(36)	—
Deferred grant revenue	(578)	639
Net cash used in operating activities	(4,036)	(3,633)
Cash flows from investing activities
Acquisition related costs paid	—	(79)
Net cash used in investing activities	—	(79)
Cash flows from financing activities
Proceeds from exercise of stock options	4	2
Net cash provided by financing activities	4	2
Net decrease in cash and cash equivalents	(4,032)	(3,710)
Cash and cash equivalents at beginning of period	20,051	20,645
Cash and cash equivalents at end of period	$16,019	$16,935
Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2019 bonus awards with stock options in lieu of cash	$415	$-
Asset acquisition costs included in accounts payable and accrued liabilities	$-	$1,268
Deferred financing costs included in accounts payable and accrued liabilities	$179	$-

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited; in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	15,387	$15	$79,869	$(65,572)	$14,312
Exercise of stock options for cash	5	—	4	—	4
Vesting related to repurchase liability	—	—	3	—	3
Stock-based compensation	—	—	399	—	399
Issuance of 2019 bonus awards with stock options in lieu of cash	—	—	415	—	415
Net loss	—	—	—	(4,738)	(4,738)
Balance at March 31, 2020	15,392	$15	$80,690	$(70,310)	$10,395

	Three Months Ended March 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	8,148	$46,588	3,762	$5	$1,748	$(31,384)	$(29,631)
Exercise of stock options for cash	—	—	2	—	2	—	2
Vesting related to repurchase liability	—	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	(2,294)	(2,294)
Balance at March 31, 2019	8,148	$46,588	3,764	$5	$1,793	$(33,678)	$(31,880)

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company,” “Oncternal,” or the “combined company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s clinical pipeline includes, cirmtuzumab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1), and TK216, a small molecule inhibiting the biological activity of ETS-family transcription factor oncoproteins. The Company is also developing a CAR-T (chimeric antigen receptor T-cells) product candidate that targets ROR1.

Merger

On June 7, 2019, the Company, then operating as GTx, Inc. (“GTx”), completed the merger contemplated by the Agreement and Plan of Merger and Reorganization, dated March 6, 2019, as amended (the “Merger Agreement”), with privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) and Grizzly Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as a wholly-owned subsidiary of the Company (the “Merger”). GTx changed its name to Oncternal Therapeutics, Inc., and Private Oncternal, which remains as a wholly-owned subsidiary of the Company, changed its name to Oncternal Oncology, Inc. On June 10, 2019, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “ONCT.”

Except as otherwise indicated, references herein to “Oncternal,” “the Company,” and the “combined company,” refer to Oncternal Therapeutics, Inc. on a post-Merger basis, and the term “Private Oncternal” refers to the business of privately-held Oncternal Therapeutics, Inc., prior to completion of the Merger.  References to GTx refer to GTx, Inc. prior to completion of the Merger.

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Oncternal common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.073386 shares of Company common stock (the “Exchange Ratio”). Immediately prior to the closing of the Merger, all shares of Private Oncternal preferred stock then outstanding were exchanged into shares of common stock of Private Oncternal. In addition, all outstanding options exercisable for common stock of Private Oncternal and warrants exercisable for convertible preferred stock of Private Oncternal became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio. Immediately following the Merger, stockholders of Private Oncternal owned approximately 77.5% of the outstanding common stock of the combined company.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oncternal Oncology, Inc. and Oncternal, Inc. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Liquidity and Going Concern

From its inception through March 31, 2020, the Company has devoted substantially all of its efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Since inception, the Company has experienced recurring net losses and negative cash flows from operating activities and expects to continue to incur losses into the foreseeable future. At March 31, 2020, the Company had an accumulated deficit of $70.3 million and had cash and cash equivalents of $16.0 million. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the fourth quarter of 2020. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities and operations. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, filed with the SEC on its Annual Report on Form 10-K on March 16, 2020.

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

The carrying amounts of the Company’s current financial assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company has no current financial assets or liabilities measured at fair value on a recurring basis and no transfers between levels have occurred during the periods presented.

Prior to the completion of the Merger, the Company had preferred stock warrants outstanding that were accounted for as liabilities. During the quarter ended March 31, 2019, the Company recognized a change in fair value of $17,000 related to the liability classified warrants. There were no warrants classified as liabilities as of December 31, 2019 or March 31, 2020.

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

Funds received from the subaward agreement are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the subaward are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At March 31, 2020, and December 31, 2019, the Company had deferred grant revenue of $3.1 million and $3.6 million, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the fair value of equity awards, on the grant date, recognized in the period using the Black-Scholes option pricing model. The Company recognizes expense for awards with graded vesting schedules over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For equity awards for which vesting is subject to performance-based milestones, the expense is recorded over the service period when the achievement of the milestone is probable.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of 32,000 shares and 87,000 shares from the weighted-average number of common shares outstanding for the three months ended March 31, 2020 and 2019, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2020	2019
Redeemable convertible preferred stock	—	8,148
Warrants to purchase convertible preferred stock	—	372
Warrants to purchase common stock	841	—
Common stock options	2,168	503
Common stock subject to repurchase	30	74
	3,039	9,097

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial position or results of operations upon adoption.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this standard on January 1, 2020 and the adoption of this standard had no impact on the condensed consolidated financial statements.

2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Research and development	$1,339	$1,206
Legal fees	417	424
Unvested share liability	20	24
Compensation	824	825
Other	178	252
	$2,778	$2,731

3.	Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $41,000 and $9,000 for the three months ended March 31, 2020 and 2019, respectively. Until May 31, 2019, the Company subleased its office space in San Diego, California on a month-to-month basis.

On May 22, 2019, the Company entered into an office sublease agreement for office space of 4,677 square feet in San Diego, California (“San Diego Lease”) which expires on March 31, 2021. Base rent is approximately $166,000 annually and the monthly rent expense is being recognized on a straight-line basis over the lease term.

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $0.2 million as of March 31, 2020, in the accompanying condensed consolidated balance sheet. The weighted average remaining lease term was 1.0 year.

Maturities of lease liabilities due under this lease agreement as of March 31, 2020, are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2020 (9 months)	$124
2021	41
Total lease payments	165
Less imputed interest	(11)
Total operating lease liabilities	154
Less current portion of lease liability	(101)
Lease liability	$53

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018.  During the three months ended March 31, 2020, the Company recorded amounts receivable from SPH USA related to statements of work totaling $0.1 million.  See Note 4.

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware (the “Delaware Actions”). In 2019, the Delaware Actions were voluntarily dismissed with prejudice. On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York (the “New York Actions”). The New York Actions name as defendants us and our former board of directors.  The New York Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger. On September 16, 2019, plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The amended complaint seeks damages and other unspecified relief. On January 10, 2020, the defendants filed their motion to dismiss the amended complaint, on January 31, 2020, the plaintiffs filed their opposition to defendants’ motion to dismiss, and on February 14, 2020, the defendants filed a reply in support of their motion to dismiss. The defendants’ motion to dismiss the New York Actions is pending. The Company believes that the New York Actions are without merit and intend to vigorously defend these actions. The Company cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) pays an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of March 31, 2020, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for TK216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. The amounts recorded as research and development expense for the three months ended March 31, 2020 and 2019 were not significant.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018 in connection with the spin-off transactions described below, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement was amended on March 25, 2019 and May 15, 2019, to update the patents covered under the agreement.  The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) no license maintenance fees as research and development expense for either of the three months ended March 31, 2020 and 2019, and (ii) $25,000 and $0.1 million in patent costs as general and administrative expense for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company believes it has met its obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The Company recorded $0.1 million in research and development expense under this agreement for each of the three months ended March 31, 2020 and 2019. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the fifteenth anniversary of the first commercial sale of a licensed product.

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

University of Tennessee Research Foundation (“UTRF”)

In July 2007, GTx and UTRF entered into a consolidated, amended and restated license agreement (the “SARM License Agreement”), pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor modulator (“SARM”) technologies owned or controlled by UTRF, including all improvements thereto, and exclusive rights to future SARM technology that may be developed by certain scientists at the University of Tennessee or subsequently licensed to UTRF under certain existing inter-institutional agreements with The Ohio State University.  Under the SARM License Agreement, the Company is obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and mid-single-digit royalties on sublicense revenues. The amounts recorded as research and development expense for each of the three months ended March 31, 2020 and 2019 were not significant. On December 31, 2019, the Company provided UTRF notice of termination of the SARM License Agreement by and between the Company and UTRF, which termination was effective on March 31, 2020.

In March 2015, GTx and UTRF entered into a license agreement (the “SARD License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader (“SARD”) technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $0.1 million and none for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company believes it has met its obligations under the SARD License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia and mantle cell lymphoma. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received subaward payments of none and $1.3 million in three months ended March 31, 2020 and 2019, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended March 31, 2020 and 2019, the Company recorded revenue of $0.6 million and $0.5 million, respectively. Related qualifying subaward costs for the three months ended March 31, 2020 and 2019 were $1.3 million and $0.9 million, respectively. As of March 31, 2020, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at the University of California San Diego School of Medicine (“UC San Diego”) to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period. The Company recorded no research and development expense under such CIRM award for each of the three months ended March 31, 2020 and 2019.

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

5.	Stockholders’ Equity

Convertible Preferred Stock

In connection with the Merger, all of the then outstanding shares of Private Oncternal’s convertible preferred stock were converted into 8,148,268 shares of the Company’s common stock. As of December 31, 2018, Private Oncternal’s convertible preferred stock was classified as temporary equity on the accompanying condensed consolidated statement of convertible preferred stock and stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of Private Oncternal’s control, including liquidation, sale or transfer of control of Private Oncternal. Private Oncternal did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

Common Stock Warrants

In September, November and December 2017, Private Oncternal issued warrants to purchase of 371,624 shares of Series B-2 preferred stock, which converted into rights to purchase common stock of the Company at the Merger closing, at an exercise price of $6.13 per share. The warrants expire on various dates in September, November and December 2022. As of March 31, 2020, warrants to purchase 196 shares of common stock have been exercised.

On September 29, 2017, the Company completed a private placement transaction that included warrants to purchase an aggregate of 469,996 shares of the Company’s common stock at an exercise price of $63.14 per share. The five-year warrants expire on September 29, 2022. As of March 31, 2020, no such warrants have been exercised.

After the Merger closing, the Company assessed whether the above warrants require accounting as liabilities and determined that the warrants meet the criteria to be classified in stockholders’ equity.

Common Stock and Unvested Share Liability

Prior to the Merger, the Company issued restricted common stock subject to vesting and repurchase by the Company. For employee and non-employee awards, the issuance date fair value is recognized over the requisite service period of the award (usually the vesting period) on a straight-line basis. In addition, the Company has outstanding unvested shares related to the early exercise of stock options. The Company has the right, but not the obligation, to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The consideration received in exchange for unvested shares is recorded as an unvested share liability on the accompanying condensed consolidated balance sheets and is reclassified into common stock and additional paid-in capital as the shares vest. At March 31, 2020 and December 31, 2019, the unvested share liability was $20,000 and $24,000, respectively.

A summary of the Company’s unvested shares is as follows (in thousands):

Number of
Shares
Balance at December 31, 2019	35
Vested shares	(5)
Balance at March 31, 2020	30

Equity Incentive Plans

Contemporaneous with the Merger closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b)  up to 275,579 shares of common stock which were subject to outstanding awards under the GTx 2013 Equity Incentive Plan (the “2013 Plan”) as of  June 7, 2019, that are subsequently cancelled will become available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance. At March 31, 2020, 1,041,413 shares remain available for future issuance under the 2019 Plan.

As of March 31, 2020, under the 2013 Plan, there were: (i) 190,339 outstanding and fully vested options, and (ii) 85,240 cancelled options from the 2013 Plan that were added back to the 2019 Plan. As of March 31, 2020, the former GTx stock option plans had an aggregate of 225,498 outstanding and fully vested and exercisable options with a weighted average exercise price of $72.99 and a weighted average remaining contractual term of 0.7 years.

In July 2015, Private Oncternal adopted the 2015 Plan which provided for the issuance of up to 631,120 shares of common stock for incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants.  In general, the options issued under the 2015 Plan expire ten years from the date of grant and vest over a four-year period. Certain grants vest based on the achievement of development or regulatory milestones. The 2015 Plan was terminated as to new grants in June 2019. The 2015 Plan allowed for the early exercise of all stock option grants if authorized by the board of directors at the time of grant. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination.

A summary of the Company’s stock option activity under the 2019 Plan and 2015 Plan is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2019	1,662,253	$4.17
Granted	291,760	$3.56
Cancelled	(6,170)	$2.82
Exercised	(5,135)	$0.77
Balance at March 31, 2020	1,942,708	$4.09

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 was not material. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, for the three months ended March 31, 2020, were as follows:

Risk-free interest rate	1.0%
Expected volatility	89.4%
Expected term (in years)	5.4
Expected dividend yield	—%

There were no stock options granted during the three months ended March 31, 2019.

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

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because Private Oncternal did not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

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

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$139	$25
General and administrative	260	14
	$399	$39

As of March 31,2020, the total compensation cost related to non-vested awards not yet recognized and the weighted-average period over which it is expected to be recognized was $4.0 million and 3.2 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

March 31, 2020
Common stock warrants	841
Common stock options issued and outstanding	2,168
Common stock available for issuance under the 2019 Plan	1,041
4,050

6.	COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (SAR-CoV-2) causing a severe respiratory disease, or COVID-19, was declared a global pandemic by the World Health Organization in March 2020. COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely. While the Company is currently continuing the clinical trials it has underway in sites across the U.S., the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials. For example, some of its clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients travelling from out-of-state, have implemented a 14-day self-quarantine before appointments. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (ii) our audited financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 and (iii) the unaudited condensed consolidated financial statements and related notes thereto for the period ended March 31, 2019 of privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) prior to the merger (the “Merger”) pursuant to the Agreement and Plan of Merger by and between us (doing business as GTx, Inc.), Grizzly Merger Sub, Inc. (“Merger Sub”) and Private Oncternal pursuant which  Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as our wholly-owned subsidiary.  References to the Company’s operating results prior to the Merger will refer to the operating results of Private Oncternal. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Oncternal” refers to the business of privately-held Oncternal Therapeutics, Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, the expected impact of COVID-19, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K, filed with the SEC on March 16, 2020, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Since Private Oncternal’s inception in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our cirmtuzumab and TK216 clinical development programs.  Under research subaward agreements between us and the University of California San Diego, or UC San Diego, we are eligible to receive approximately $14.0 million in development milestones throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022.  Through March 31, 2020, we have funded our operations primarily through: (i) gross proceeds of $49.0 million from the issuance of stock, (ii) receipt of $10.3 million in subaward grant payments received from UC San Diego, and (iii) cash proceeds of $18.3 million received in connection with the closing of the Merger described below.  As of March 31, 2020, we had cash and cash equivalents of $16.0 million.

We have incurred net losses in each year since inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.  Our net loss was $4.7 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $70.3 million.  Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the Merger.  We expect to continue to incur significant and increasing operating losses for at least the next several years.  We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	generate clinical proof-of-concept data with TK216 in Ewing sarcoma, an orphan pediatric cancer indication;
•	advance cirmtuzumab through clinical development, initially in MCL, CLL and breast cancer;
•	advance our ROR1-targeting CAR-T therapy candidate to clinical testing, initially in hematological cancers and then in solid tumors;
•	respond to the impacts of the COVID-19 pandemic, which has slowed enrollment into our clinical trials;
•	evaluate cirmtuzumab in additional ROR1-positive solid tumors;
•	evaluate TK216 in additional tumors with ETS fusion proteins or overexpression;
•	continue to develop additional product candidates;
•	acquire or in‑license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.  See “Liquidity and Going Concern.”  Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.  We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after May 7, 2020, the issuance date of our quarterly condensed consolidated financial statements as of March 31, 2020.  See Note 1 of our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report.

Similarly, in our report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Business Update Regarding COVID-19

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have put restrictions on employee travel and working from our executive offices with many employees continuing their work remotely. To date, we have been able to continue to supply cirmtuzumab and TK216 clinical trial sites for patients currently enrolled in our ongoing clinical trials and do not currently anticipate any interruptions in the supply of cirmtuzumab or TK216. While we are currently continuing the clinical trials we have underway in sites across the U.S., we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. For example, some of our clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients travelling from out-of-state, have implemented a 14-day self-quarantine before appointments. For our existing patients, we are actively working with all of our clinical trial sites to minimize disruptions and address concerns on an individual site or patient basis in order to allow participating patients to continue to receive treatment at home or in alternate healthcare settings while minimizing their potential exposure to the virus that causes COVID-19. Although we believe that we remain on track to meet our announced clinical trial milestones, if restrictions related to the COVID-19 outbreak continue for a prolonged period of time or if additional clinical trial sites pause patient enrollment or treatments, our clinical trial milestones would be negatively impacted.  Additionally, our expectations for the timing of first-in-human dosing of our ROR1 CAR-T therapy in China has been delayed. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

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

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. Oncternal is conducting this study in collaboration with UC San Diego and estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017, to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received subaward payments of none and $1.3 million in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

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

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, contract research organizations, or CRO, contract manufacturing organizations and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track our costs by product candidate unless we can include them as subaward costs.

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

Other Income

Change in Fair Value of Preferred Stock Warrant Liability

In connection with Private Oncternal’s Series B-2 preferred stock financing in 2017, Private Oncternal issued warrants to purchase shares of its Series B-2 preferred stock. We classified these warrants as a liability on our condensed consolidated balance sheets through the Merger date of June 7, 2019, remeasured them to fair value at each reporting date, and recognized changes in the fair value of the warrant liability as a component of other income, net in our condensed consolidated statements of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Grant revenue	$578	$470	$108
Operating expenses:
Research and development	2,696	1,896	800
General and administrative	2,633	932	1,701
Total operating expenses	5,329	2,828	2,501
Loss from operations	(4,751)	(2,358)	(2,393)
Other income:
Change in fair value of warrant liability	—	17	(17)
Interest income	13	47	(34)
Total other income	13	64	(51)
Net loss	$(4,738)	$(2,294)	$(2,444)

Grant Revenue

Grant revenue for the three months ended March 31, 2020, was $0.6 million, compared to $0.5 million for the three months ended March 31, 2019. The increase was driven by higher research and development subaward related costs in 2020 as compared to 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase/
	2020	2019	(Decrease)
Cirmtuzumab	$1,360	$1,366	$(6)
TK216	350	272	78
Unallocated expenses	986	258	728
Total research and development expenses	$2,696	$1,896	$800

Research and development expenses for the three months ended March 31, 2020 and 2019, were $2.7 million and $1.9 million, respectively, an increase of $0.8 million. The increase was due to a $0.7 million increase in unallocated expenses and a $0.1 million increase in direct product candidate costs.

Direct expenses for cirmtuzumab were $1.4 million for each of the three months ended March 31, 2020 and 2019, primarily due to the following offsetting factors: (i) a $0.3 million increase in clinical trial activities related to our ongoing Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL, and (ii) a $0.3 million decrease in milestone and licensing fees incurred.

Direct expenses for TK216 increased $0.1 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to a $0.1 million increase in clinical trial costs related to our ongoing Phase 1 clinical trial of TK216 in relapsed/refractory Ewing sarcoma.

Unallocated expenses increased $0.7 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to higher personnel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 and 2019, were $2.6 million and $0.9 million, respectively, an increase of $1.7 million. The increase is primarily due to: (i) personnel and related costs and professional fees of $1.0 million, (ii) legal fees of $0.3 million incurred to expand our intellectual property portfolios and for additional services incurred as a public company, (iii) director and officer liability insurance costs of $0.3 million, and (iv) other expenses to operate as a publicly-traded company of $0.1 million.

Other Income

Other income was $13,000 and $64,000 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Going Concern

From our inception through March 31, 2020, we have devoted substantially all of our efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced recurring net losses and negative cash flows from operating activities. At March 31, 2020, we had an accumulated deficit of $70.3 million and had cash and cash equivalents of $16.0 million. We will need to continue to raise a substantial amount of funds until we are able to generate revenues to fund our development and operating activities.

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

In February 2018, we entered into the ATM Sales Agreement, pursuant to which we may offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50.0 million, of which approximately $25.0 million was available for sale at March 31, 2020. We are not obligated to sell any shares under the ATM Sales Agreement.  Subject to the terms and conditions of the sales agreement, Stifel will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the ATM Sales Agreement, Stifel may sell shares by any method deemed to be an "at-the-market" offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. We will pay Stifel a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of May 1, 2020, our public float calculated pursuant to the instructions set forth in Form S-3 was approximately $45.2 million, based on 11,805,643 shares of outstanding common stock held by non-affiliates at a price of $3.83 per share, which is the last reported sale price of our common stock on the Nasdaq Capital Market on March 11, 2020. As of May 1, 2020, we calculated our future capacity to issue up to approximately $15.1 million of additional shares of common stock pursuant to the ATM Sales Agreement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. Future sales under the ATM Sales Agreement, if any, will depend on a variety of factors including, but not limited to, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that Stifel will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(4,036)	$(3,633)
Investing activities	-	(79)
Financing activities	4	2
Net decrease in cash and cash equivalents	$(4,032)	$(3,710)

Operating activities

During the three months ended March 31, 2020, net cash used in operating activities was $4.0 million, resulting from our net loss of $4.7 million, which included non-cash charges of $0.4 million related to stock-based compensation charges, and a $0.3 million change in our operating assets and liabilities. The $0.3 million change in operating assets and liabilities primarily consisted of a $0.6 million decrease in deferred revenue, and a $0.9 million increase in accounts payable and accrued expenses.

During the three months ended March 31, 2019, net cash used in operating activities was $3.6 million, resulting from our net loss of $2.3 million and a $1.3 million change in operating assets and liabilities.  The $1.3 million change in operating assets and liabilities consisted of the following offsetting factors: (i) a $2.2 million decrease in accounts payable and accrued expenses, (ii) a $0.6 million increase in deferred revenue, and (iii) a $0.2 million increase in prepaid expenses and other assets.

Investing activities

Net cash used in investing activities was nominal for each of the three months ended March 31, 2020 and 2019.

Financing activities

Net cash provided by financing activities was nominal for each of the three months ended March 31, 2020 and 2019.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs and timing of, our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•

the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays; the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

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

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.  See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period.

Government Contracts, Grant Agreements and Incentive Programs

The CIRM Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego, to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We: (i) are conducting this study in collaboration with UC San Diego, (ii) estimate we will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017, to March 31, 2022, (iii) are committed to certain co-funding requirements, (iv) received subaward payments of none and $1.3 million for three months ended March 31, 2020 and 2019, respectively, and (v) are required to provide UC San Diego progress and financial update reports throughout the award project period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended March 31, 2020 and 2019, we recorded revenue of $0.6 million and $0.5 million, respectively. Related qualifying subaward costs during the three months ended March 31, 2020 and 2019 were $1.3 million and $0.9 million, respectively. As of March 31, 2020, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at UC San Diego to develop a CAR-T as a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, we agreed to provide up to $1.0 million in contingency funds if required during the grant period. We recorded no research and development expense under such CIRM award for the three months ended March 31, 2020 and 2019.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, the valuation of warrants to purchase convertible preferred stock (which did convert at the Merger closing), and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those disclosed in “Oncternal’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware (the “Delaware Actions”). In 2019, the Delaware Actions were voluntarily dismissed with prejudice. On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York (the “New York Actions”).  The New York Actions name as defendants us and our former board of directors.  The New York Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger.   On September 16, 2019, plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The amended complaint seeks damages and other unspecified relief. On January 10, 2020, the defendants filed their motion to dismiss the amended complaint, on January 31, 2020, the plaintiffs filed their opposition to defendants’ motion to dismiss, and on February 14, 2020, the defendants filed a reply in support of their motion to dismiss. The defendants’ motion to dismiss the New York Actions is pending. We believe that the New York Actions are without merit and intend to vigorously defend these actions. We cannot predict the outcome of or estimate the possible loss or range of loss from any of these matters.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, other than and the changes to the risk factors below.

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

Our future capital requirements will depend on many factors, including:

•	the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays;

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

For example, we entered into an At-the-Market Equity OfferingSM Sales Agreement, or the ATM Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may, from time to time, sell shares of the our common stock, having an aggregate offering price of up to $50.0 million, of which approximately $25.0 million remains available at March 31, 2020. However, there can be no assurance that Stifel will be successful in consummating future sales based on prevailing market conditions or in the quantities or at prices that we deem appropriate. Furthermore, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the ATM Sales Agreement, is limited to an aggregate of one-third of our public float. As of May 1, 2020, our calculated public float was approximately $45.2 million, which would have yielded a capacity to issue up to approximately $15.1 million of shares of common stock pursuant to the ATM Sales Agreement. If our public float decreases in the future, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. In addition, the ATM Sales Agreement may be terminated by us or Stifel at any time upon notice to the other party.

The COVID-19 outbreak may adversely impact our business.

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have put restrictions on employee travel and working from our executive offices with many employees continuing their work remotely. In addition, while we are currently continuing the clinical trials we have underway in sites across the U.S., we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. For example, some of our clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out of state, have implemented a 14-day self-quarantine before appointments. For our existing patients, we are actively working with all of our clinical trial sites to minimize disruptions and address concerns on an individual site or patient basis in order to allow participating patients to continue to receive treatment at home or in alternate healthcare settings while minimizing their potential exposure to the virus that causes COVID-19. Although we believe that we remain on track to meet our announced clinical trial milestones, if restrictions related to the COVID-19 outbreak continue for a prolonged period of time or if additional clinical trial sites pause patient enrollment or treatments, our clinical trial milestones would be negatively impacted.  Additionally, our expectations for the timing of first-in-human dosing of our ROR1 CAR-T therapy in China has been delayed, due primarily to impacts resulting from the COVID-19 outbreak in China.

At the present time, we believe we have sufficient quantities of our cirmtuzumab and TK216 clinical trial materials to continue to treat patients in our clinical trials through at least the end of 2020. However, if our third-party manufacturers, including those located in China, experience additional manufacturing difficulties due to the COVID-19 outbreak or as a result of natural disasters, labor disputes, unstable political environments, or other public health emergencies, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:

•

interruptions or delays in the operations of the FDA or other regulatory authorities, which may delay receiving feedback or approvals from the FDA or other regulatory authorities with respect to future clinical trials or regulatory submissions;

•	further delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•

limiting our ability to interact with our clinical trial investigators, present our data in person at scientific and investor conferences, develop and renew contracts due to travel limitations or cancellations of scientific or investor conferences;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, including interruption of supply cirmtuzumab or TK216;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.

In addition, the spread of COVID-19 may have impacted, and may continue to impact, the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis, or at all, or enter into partnerships with pharmaceutical companies.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our clinical trials, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Company Name

Date: May 7, 2020	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer