Form 10-Q
period 2020-09-30
Oncternal Therapeutics, Inc.
filed 2020-11-04
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 2, 2020, the registrant had 22,346,766 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,259	$20,051
Prepaid and other	1,448	736
Total current assets	22,707	20,787
Right-of-use	79	190
Other	766	767
Total assets	$23,552	$21,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$977	$871
Accrued liabilities	3,273	2,731
Deferred grant revenue	3,222	3,640
Lease, current	79	99
Total current liabilities	7,551	7,341
Payroll protection program loan payable	301	—
Lease, net of current	—	91
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 60,000; issued and outstanding shares – 22,347 and 15,387 at September 30, 2020 and December 31, 2019, respectively	22	15
Additional paid-in capital	95,918	79,869
Accumulated deficit	(80,240)	(65,572)
Total stockholders’ equity	15,700	14,312
Total liabilities and stockholders’ equity	$23,552	$21,744

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant revenue	$585	$544	$1,787	$1,689
Operating expenses:
Research and development	3,047	3,108	9,558	7,591
In-process research and development	—	—	—	18,088
General and administrative	1,933	2,385	6,910	4,937
Total operating expenses	4,980	5,493	16,468	30,616
Loss from operations	(4,395)	(4,949)	(14,681)	(28,927)
Other income (expense):
Change in fair value of warrant liability	—	—	—	(1,268)
Interest income	—	57	13	163
Total other income (expense)	—	57	13	(1,105)
Net loss	$(4,395)	$(4,892)	$(14,668)	$(30,032)
Net loss per share, basic and diluted	$(0.22)	$(0.32)	$(0.85)	$(3.48)
Weighted-average shares outstanding, basic and diluted	20,126	15,340	17,251	8,636

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(14,668)	$(30,032)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development		18,088
Stock-based compensation	1,149	192
Noncash compensation expense	—	56
Change in fair value of preferred stock warrants liability	—	1,268
Noncash lease expense	111	—
Changes in operating assets and liabilities:
Prepaid and other	(711)	(268)
Accounts payable	106	(4,402)
Accrued liabilities	958	(1,555)
Change in lease liability	(111)	(56)
Deferred grant revenue	(418)	3,008
Net cash used in operating activities	(13,584)	(13,701)
Cash flows from investing activities
Cash acquired in connection with the Merger	—	18,292
Acquisition related costs paid	—	(2,155)
Net cash provided by investing activities	—	16,137
Cash flows from financing activities
Proceeds from payroll protection program loan payable	301	—
Proceeds from exercise of stock options	4	14
Proceeds from exercise of common stock warrants	—	1
Proceeds from issuance of common stock and common stock warrants, net	14,487	—
Net cash provided by financing activities	14,792	15
Net increase (decrease) in cash and cash equivalents	1,208	2,451
Cash and cash equivalents at beginning of period	20,051	20,645
Cash and cash equivalents at end of period	$21,259	$23,096
Supplemental disclosure of non-cash investing and financing activities:
Payment of 2019 bonus awards with stock options in lieu of cash	$415	$—
Fair value of warrants issued to placement agent	$729	$—
Conversion of convertible preferred stock into common stock	$—	$46,588
Issuance of common stock to GTx stockholders	$—	$29,049
Reclassification of preferred stock warrants liability to additional paid-in capital	$—	$1,942
Net liabilities assumed in Merger	$—	$5,176
Deferred financing costs included in accrued liabilities	$8	$—

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited; in thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	17,336	$17	$85,426	$(75,845)	$9,598
Issuance of common stock and common stock warrants, net of issuance costs of $1,165	5,011	5	10,082	—	10,087
Vesting related to unvested share liability	—	—	3	—	3
Stock-based compensation	—	—	407	—	407
Net loss	—	—	—	(4,395)	(4,395)
Balance at September 30, 2020	22,347	$22	$95,918	$(80,240)	$15,700

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	15,370	$15	$79,445	$(56,524)	$22,936
Exercise of stock options for cash	17	—	12	—	12
Exercise of warrants for cash	—	—	1	—	1
Vesting related to unvested share liability	—	—	3	—	3
Stock-based compensation	—	—	90	—	90
Net loss	—	—	—	(4,892)	(4,892)
Balance at September 30, 2019	15,387	$15	$79,551	$(61,416)	$18,150

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited; in thousands)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	15,387	$15	$79,869	$(65,572)	$14,312
Exercise of stock options for cash	5	—	4	—	4
Issuance of common stock and common stock warrants, net of issuance costs of $1,767	6,955	7	14,472	—	14,479
Vesting related to unvested share liability	—	—	9	—	9
Stock-based compensation	—	—	1,149	—	1,149
Payment of 2019 bonus awards with stock options in lieu of cash	—	—	415		415
Net loss	—	—	—	(14,668)	(14,668)
Balance at September 30, 2020	22,347	$22	$95,918	$(80,240)	$15,700

	Nine Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	8,148	$46,588	3,762	$5	$1,748	$(31,384)	$(29,631)
Exercise of stock options for cash	—	—	19	—	14	—	14
Exercise of warrants for cash	—	—	—	—	1	—	1
Vesting related to unvested share liability	—	—	—	—	27	—	27
Issuance of common stock to former stockholders of GTx upon Merger	—	—	3,458	2	29,047	—	29,049
Conversion of convertible preferred stock into common stock upon Merger	(8,148)	(46,588)	8,148	8	46,580	—	46,588
Reclassification of preferred stock warrant liability	—	—	—	—	1,942	—	1,942
Stock-based compensation	—	—	—	—	192	—	192
Net loss	—	—	—	—	—	(30,032)	(30,032)
Balance at September 30, 2019	—	$—	15,387	$15	$79,551	$(61,416)	$18,150

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

Liquidity and Going Concern

From its inception through September 30, 2020, the Company has devoted substantially all of its efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Since inception, the Company has experienced recurring net losses and negative cash flows from operating activities and expects to continue to incur losses into the foreseeable future. At September 30, 2020, the Company had an accumulated deficit of $80.2 million and had cash and cash equivalents of $21.3 million. The Company will need to continue to raise a substantial amount of funds until it is able to generate revenues to fund its development activities and operations. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

On May 21, 2020, the Company completed a registered direct offering pursuant to which it sold 1,943,636 shares of its common stock at a price of $2.5725 per share. The net proceeds to the Company from this offering were $4.4 million, after deducting placement agent fees and commissions and other offering expenses.  Concurrently with the sale of shares of the Company’s common stock pursuant to the offering, the Company also sold warrants to purchase up to an aggregate of 971,818 shares of common stock (see Note 7).

On July 21, 2020, the Company completed a registered direct offering pursuant to which it sold 2,581,867 shares of its common stock at a price of $2.3825 per share. The net proceeds to the Company from this offering were $5.7 million, after deducting the placement agent fees and commissions and other offering expenses. Concurrently with the sale of shares of the Company’s common stock pursuant to the offering, the Company also sold warrants to purchase up to an aggregate of 1,290,933 shares of common stock (see Note 7).

On September 1, 2020, the Company completed an underwritten offering pursuant to which it sold 2,428,886 shares of its common stock at a price of $2.10 per share. The net proceeds to the Company from this offering were $4.4 million, after deducting the underwriter discounts and commissions and other offering expenses (see Note 7).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at September 30, 2020, and for the nine months ended September 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, filed with the SEC on its Annual Report on Form 10-K on March 16, 2020. The results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Funds received from the subaward agreement are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the subaward are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At September 30, 2020 and December 31, 2019, the Company had deferred grant revenue of $3.2 million and $3.6 million, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of restricted common shares outstanding that are unvested and subject to repurchase (see Note 7). The Company has excluded weighted-average shares subject to repurchase of 23,000 shares and 27,000 shares from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2020, respectively. The Company has excluded weighted-average shares subject to repurchase of 42,000 shares and 63,000 shares from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2019, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2020	2019
Warrants to purchase common stock	3,521	841
Common stock options	2,341	1,928
Common stock subject to repurchase	20	40
	5,882	2,809

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The amendments relate to disclosures regarding unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty and are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this standard effective January 1, 2020, the adoption had no material impact on the condensed consolidated financial statements.
2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Research and development	$1,705	$1,206
Legal fees	203	424
Unvested share liability	14	24
Compensation	1,262	825
Other	89	252
	$3,273	$2,731

3.	Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $41,000 for each of the three months ended September 30, 2020 and 2019. Rent expense was $124,000 and $75,000 for the nine months ended September 30, 2020 and 2019, respectively.

On May 22, 2019, the Company entered into a sublease agreement for office space of 4,677 square feet in San Diego, California (“San Diego Lease”) which expires on March 31, 2021. Base rent is approximately $166,000 annually and the monthly rent expense is being recognized on a straight-line basis over the term of the lease.

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $79,000 as of September 30, 2020, in the accompanying condensed consolidated balance sheets. The weighted average remaining lease term was 0.50 years.

Maturities of the lease liability due under this lease agreement as of September 30, 2020, are as follows (in thousands):

Maturity of lease liability	Operating Lease
2020 (3 months)	$41
2021	41
Total lease payments	82
Less imputed interest	(3)
Total lease liability	$79

Related Party Transactions

In January 2019, the Company engaged Newfront Insurance as its primary insurance broker. The son of Richard Vincent, the Company’s Chief Financial Officer, is the Company’s agent at Newfront Insurance. During the nine months ended September 30, 2020 and 2019, the Company paid total related insurance policies of approximately $1.4 million and $1.2 million, for which the son earned a commission of $57,000 and $99,000, respectively.

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”), the Company’s largest stockholder and an affiliate of two of the Company’s directors (Xin Nakanishi, PhD and Man Cho), entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”). Pursuant to the SPH USA Services Agreement, the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the LDA. The Company recorded amounts receivable from SPH USA related to statements of work totaling $0.2 million as of September 30, 2020 and December 31, 2019, respectively (see Note 4).

In connection with the securities purchase agreements and underwritten offering, other investors included individuals or entities affiliated with David F. Hale, SPH USA, Daniel L. Kisner, Hazel M. Aker, and Michael G. Carter (see Note 7).

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware (the “Delaware Actions”). In 2019, the Delaware Actions were voluntarily dismissed with prejudice. On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York (the “New York Actions”). The New York Actions name as defendants us and our former board of directors.  The New York Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the registration statement in connection with the Merger. On September 16, 2019, plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The amended complaint seeks damages and other unspecified relief. On January 10, 2020, the defendants filed their motion to dismiss the amended complaint, on January 31, 2020, the plaintiffs filed their opposition to defendants’ motion to dismiss, and on February 14, 2020, the defendants filed a reply in support of their motion to dismiss. On June 23, 2020, the court granted the defendants’ motion to dismiss, and the plaintiff did not amend his complaint by the July 14, 2020 deadline.  On July 22, 2020, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  On September 28, 2020, the plaintiff withdrew the appeal with prejudice, and the case is now dismissed.

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of September 30, 2020, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for TK216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. The Company recorded research and development expense of $0.2 million for each of the three and nine months ended September 30, 2020, and none for each of the three and nine months ended September 30, 2019.

The Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018 in connection with the spin-off transactions described below, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement was amended on March 25, 2019 and May 15, 2019, to update the patents covered under the agreement.  The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) $25,000 in license maintenance fees as research and development expense for each of the three and nine months ended September 30, 2020 and 2019, (ii) $0.1 million and $0.2 million in patent costs as general and administrative expense for the three months ended September 30, 2020 and 2019, respectively, and (iii) $0.1 million and $0.3 million in patent costs for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company believes it has met its obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The Company recorded $0.1 million in research and development expense under this agreement for each of the three months ended September 30, 2020 and 2019, and $0.4 million for each of the nine months ended September 30, 2020 and 2019. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. The Regents License

Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the fifteenth anniversary of the first commercial sale of a licensed product.

The Regents may terminate the Regents License Agreement if: (i) a material breach by the Company is not cured within a reasonable time, (ii) the Company files a claim asserting the Regents licensed patent rights are invalid or unenforceable and (iii) the Company files for bankruptcy. The Company may terminate the agreement at any time upon at least 60 days’ written notice.

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, GTx and UTRF entered into a license agreement (the “SARD License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader (“SARD”) technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company believes it has met its obligations under the SARD License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Awards

In August 2017, CIRM awarded an $18.3 million grant to researchers at the University of California San Diego School of Medicine (“UC San Diego”) to advance the Company’s Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia and mantle cell lymphoma. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received subaward payments of none and $1.2 million in the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended September 30, 2020 and 2019, the Company recorded revenue of $0.6 million and $0.5 million, respectively, and recorded revenue of $1.8 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. Related qualifying subaward costs for the three months ended September 30, 2020 and 2019 were $1.3 million and $1.1 million, respectively, and $4.1 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to UC San Diego to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period, which expired in April 2020. The Company recorded no research and development expense under such CIRM award for the three and nine months ended September 30, 2020 and 2019.

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

SPH USA, a Related Party

License and Development Agreement (“LDA”)

In November 2018, and as amended in August 2020, the Company entered into the LDA with SPH USA for: (i) the territory of the People’s Republic of China, Hong Kong, Macau, and Taiwan (“Greater China”), and (ii) rights to manufacture, develop, market, distribute and sell all of the Company’s product candidates under the Georgetown License Agreement and the Regents License Agreement (exclusive to Greater China only). Under the LDA, SPH USA is solely responsible for: (a) all preclinical and clinical development activities required in order to obtain regulatory approval in Greater China for such product candidates, (b) any third-

party license milestone or royalty payments owed under the Georgetown License Agreement and the Regents License Agreement, and (c) paying the Company a low single digit royalty on net sales in the territory.

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy.
5.	Debt

Payroll Protection Program Loan Payable

In May 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program (the “PPP”), a program implemented by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”),  for an aggregate principal amount of $0.3 million (the “PPP Loan”). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the SBA. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and utility payments incurred by the Company. The Company applied for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the unforgiven PPP Loan balance at a rate of 1.0% per annum, and, commencing in November 2020, principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default.

6.	Merger

The Merger, which closed on June 7, 2019, was accounted for as a reverse asset acquisition, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the fair value attributable to these assets of $18.1 million was recorded as in-process research and development expenses in the Company’s condensed consolidated statement of operations in the nine months ended September 30, 2019.
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

Securities Purchase Agreements and Underwritten Offering

In May 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and individual investors (including an entity affiliated with David F. Hale, the chairman of the Company’s board of directors) for the concurrent sale of: (i) 1,943,636 shares of the Company’s common stock in a registered direct offering, resulting in net proceeds of $4.4 million, after deducting the placement agent’s cash commissions and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, and (ii) unregistered warrants to purchase up to an aggregate of 971,818 shares of common stock. The combined purchase price for one share and one warrant to purchase half of a share of common stock was $2.5725. The shares, but not the warrants or shares of common stock issuable upon exercise of the warrants, were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on December 22, 2017 and subsequently declared effective on January 5, 2018 (the “Registration Statement”), and a related prospectus supplement. In addition, the Company issued warrants to purchase 116,618 shares of common stock at an exercise price of $3.2156 per share to the placement agent, H.C. Wainwright & Co., LLC (“Wainwright” or the “placement agent”) as part of its compensation, which warrants were immediately exercisable and expire on May 21, 2025.

In July 2020, the Company entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with several institutional and individual investors for the concurrent sale of: (i) 2,581,867 shares of the Company’s common stock in a registered direct offering, resulting in net proceeds of $5.7 million, after deducting the placement agent’s cash commissions and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, and (ii) unregistered warrants to purchase up to an aggregate of 1,290,933 shares of common stock. The combined purchase price for one share and one warrant to purchase half of a share of common stock was $2.3825. The warrants issued to investors were, subject to certain ownership limitations, immediately exercisable at an exercise price equal to $2.32 per share and expire on January 21, 2026. The shares, but not the warrants or shares of common stock issuable upon exercise of the warrants, were offered and sold by the Company pursuant to the Registration Statement and a related prospectus supplement. In addition, the Company issued warrants to purchase 154,912 shares of common stock at an exercise price of $2.9781 per share to the placement agent as part of its compensation, which warrants were immediately exercisable upon issuance and terminate on July 21, 2025. Other investors participating in the July Purchase Agreement included an entity affiliated with SPH USA, the Company’s largest stockholder, Daniel L. Kisner, a member of the Company’s board of directors, and Hazel M. Aker, the Company’s then General Counsel.

In August 2020, the Company entered into an underwriting agreement (as amended and restated, the “Underwriting Agreement”) with Wainwright for the sale of 2,428,886 shares of the Company’s common stock at a price to the public of $2.10 per share, resulting in net proceeds of $4.4 million, after deducting the underwriter’s discounts, commissions and other offering expenses. The shares were offered and sold by the Company pursuant to the Registration Statement and a related prospectus supplement. In addition, the Company issued warrants to purchase 145,733 shares of common stock at an exercise price of $2.625 per share to Wainwright as part of its compensation, which warrants were immediately exercisable upon issuance and terminate on August 27, 2025. An investor participating in the transaction included Michael G. Carter, a member of the Company’s board of directors.

In connection with the Securities Purchase Agreements above, the Company also agreed, on a best efforts basis, to: (i) maintain its listing on The Nasdaq Capital Market to provide for the resale of the shares of common stock issuable upon the exercise of the warrants, (ii) not enter into any agreement for the issuance of any shares of common stock through September 4, 2020, and (iii) not enter into any agreement for the issuance of any shares of common stock involving a variable rate transaction before July 21, 2021. Warrant liability accounting is not required for the issued warrants.

The Company also agreed, on a best efforts basis, to: (i) maintain its listing on The Nasdaq Capital Market to provide for the resale of the shares of common stock issuable upon the exercise of the warrants, and (ii) not enter into any agreement for the issuance of any shares of common stock involving a variable rate transaction before July 21, 2021.

Common Stock Warrants

On September 29, 2017, as adjusted for the Exchange Ratio, the Company completed a private placement transaction that included warrants to purchase an aggregate of 469,996 shares of the Company’s common stock at an exercise price of $63.14 per share. The five-year warrants expire on September 29, 2022. As of September 30, 2020, no such warrants have been exercised.

In September, November and December 2017, as adjusted for the Exchange Ratio, Private Oncternal issued warrants to purchase of 371,624 shares of Series B-2 preferred stock, which converted into rights to purchase common stock of the Company at the Merger closing, at an exercise price of $6.13 per share. The warrants expire on various dates in September, November and December 2022. As of September 30, 2020, warrants to purchase 196 shares of common stock have been exercised.

On May 21, 2020 in connection with the Purchase Agreement, the Company issued warrants to: (i) investors for the purchase of 971,818 shares of common stock. Subject to certain ownership limitations, the warrants are immediately exercisable at an exercise price equal to $2.51 per share and expire on November 21, 2025, and (ii) the placement agent for the purchase of 116,618 shares of common stock, which were immediately exercisable at an exercise price of $3.2156 per share and expire on May 21, 2025. As of September 30, 2020, no such warrants have been exercised.

On July 21, 2020 in connection with the July Purchase Agreement, the Company issued warrants to: (i) investors for the purchase of 1,290,933 shares of common stock. Subject to certain ownership limitations, the warrants are immediately exercisable at an exercise price equal to $2.32 per share and expire on January 21, 2026, and (ii) the placement agent for the purchase of 154,912 shares of common stock, which were immediately exercisable at an exercise price of $2.9781 per share and expire on July 21, 2025. As of September 30, 2020, no such warrants have been exercised.

On September 1, 2020 in connection with the Underwriting Agreement, the Company issued warrants to Wainwright for the purchase of 145,733 shares of common stock, which warrants were immediately exercisable at an exercise price of $2.625 per share and expire on August 27, 2025. As of September 30, 2020, no such warrants have been exercised.

The Company assessed whether the above warrants require accounting as liabilities and determined that the warrants meet the criteria to be classified in stockholders’ equity.

Restricted Common Stock and Unvested Share Liability

Prior to the Merger, the Company issued restricted common stock subject to vesting and repurchase by the Company. For employee and non-employee awards, the issuance date fair value is recognized over the requisite service period of the award (usually the vesting period) on a straight-line basis. In addition, the Company has outstanding unvested shares related to the early exercise of stock options. The Company has the right, but not the obligation, to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The consideration received in exchange for unvested shares is recorded as an unvested share liability on the accompanying condensed consolidated balance sheets and is reclassified into common stock and additional paid-in capital as the shares vest. At September 30, 2020 and December 31, 2019, the unvested share liability was $14,000 and $24,000, respectively.

A summary of the Company’s unvested shares is as follows (in thousands):

Number of
Shares
Balance at December 31, 2019	35
Vested shares	(15)
Balance at September 30, 2020	20

Equity Incentive Plans

Contemporaneous with the Merger closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b)  up to 275,579 shares of common stock which were subject to outstanding awards under the GTx 2013 Equity Incentive Plan (the “2013 Plan”) as of  June 7, 2019, that are subsequently cancelled will become available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance. At September 30, 2020, 842,837 shares remain available for future issuance under the 2019 Plan.

As of September 30, 2020, there were: (i) 111,415 outstanding and fully vested options, and (ii) 164,164 cancelled options from the 2013 Plan that were added back to the 2019 Plan. As of September 30, 2020, the former GTx stock option plans had an aggregate of 120,731 outstanding and fully vested and exercisable options with a weighted average exercise price of $77.63 and a weighted average remaining contractual term of 0.6 years.

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

A summary of the Company’s stock option activity under the 2019 Plan and 2015 Plan is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2019	1,662,253	$4.17
Granted	569,260	$3.20
Cancelled	(6,170)	$2.82
Exercised	(5,135)	$0.77
Balance at September 30, 2020	2,220,208	$3.93

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was not significant. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.7%	1.6%	0.8%	1.6%
Expected volatility	98.6%	76.9%	92.2%	76.9%
Expected term (in years)	10.0	5.9	6.6	5.9
Expected dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$129	$44	$398	$111
General and administrative	278	46	751	81
	$407	$90	$1,149	$192

As of September 30, 2020, the total compensation cost related to non-vested awards not yet recognized was $3.9 million and the weighted-average period over which it is expected to be recognized was 2.8 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

September 30, 2020
Common stock warrants	3,521
Common stock options issued and outstanding	2,341
Common stock available for issuance under the 2019 Plan	843
6,705

8.	COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (SAR-CoV-2) causing a severe respiratory disease (“COVID-19”), was declared a global pandemic by the World Health Organization in March 2020. COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely. While the Company is currently continuing the clinical trials it has underway in sites across the U.S., the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials. For example, some of its clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients travelling from out-of-state, have implemented a 14-day self-quarantine before appointments. Additionally, the Company’s expectations for the timing of first-in-human dosing of its ROR1 CAR-T therapy in China has been delayed. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its condensed consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future development that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and authorized the PPP (see Note 5).  The CARES Act had no material impact on the Company’s income tax provision for the nine months ended September 30, 2020.  The Company continues to evaluate the impact of the CARES Act on its condensed consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2020, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.  References to the Company’s operating results prior to the merger (the “Merger”) pursuant to the Agreement and Plan of Merger by and between us (then doing business as GTx, Inc.), Grizzly Merger Sub, Inc. and privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) refer to the operating results of Private Oncternal prior to the Merger. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Oncternal” refers to the business of privately-held Oncternal Therapeutics, Inc. prior to completion of the Merger.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes cirmtuzumab, an investigational monoclonal antibody that is designed to inhibit Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance. Cirmtuzumab is being evaluated in a Phase 1/2 clinical trial in combination with ibrutinib (Imbruvica®)(Cirmtuzumab and Ibrutinib targeting ROR1 for Leukemia and Lymphoma, or CIRLL), for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL, and in an investigator-sponsored, Phase 1 clinical trial in combination with paclitaxel for the treatment of women with HER2-negative metastatic or locally advanced, unresectable breast cancer. We are also developing TK216, an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. TK216 is being evaluated in a Phase 1 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. In addition, we are developing a chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development as a potential treatment for hematologic cancers and solid tumors. The U.S Food and Drug Administration, or FDA, has granted orphan drug designations of cirmtuzumab for the treatment of MCL and for the treatment of CLL/small lymphocytic lymphoma, and has granted rare pediatric disease designation for TK216.

On June 30, 2020, we announced an updated clinical strategy for cirmtuzumab that prioritizes development in MCL, based on encouraging interim clinical results from the CIRLL Phase 1/2 clinical trial that were presented at the American Society of Clinical Oncology 2020 Annual Meeting in May 2020.  As a result, we are amending the CIRLL study to increase the number of patients with relapsed/refractory MCL to be enrolled in the Phase 2 expansion cohort to at least 20 patients and to allow the enrollment of patients with a broader range of prior BTK inhibitor treatments.  In addition, we have limited the total enrollment of CLL patients in the CIRLL study to approximately 30 patients, in order to focus resources on the MCL portion of the study. In September 2020, we met with the FDA and are in a dialogue with the FDA regarding potential accelerated approval pathways for cirmtuzumab plus ibrutinib in patients with relapsed/refractory MCL. Additionally, we are supporting a new, investigator-sponsored Phase 2 clinical trial of cirmtuzumab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL in collaboration with the University of California San Diego School of Medicine, or UC San Diego.

Since Private Oncternal’s inception in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our cirmtuzumab and TK216 clinical development programs. Under research subaward agreements between us and the UC San Diego, we are eligible to receive approximately $14.0 million in development milestones throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. Through September 30, 2020, we have funded our operations primarily through: (i) gross proceeds of $54.0 million from the issuance of stock, (ii) receipt of $11.6 million in subaward grant payments received from UC San Diego, and (iii) cash proceeds of $18.3 million received in connection with the closing of the Merger described below. As of September 30, 2020, we had cash and cash equivalents of $21.3 million.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $14.7 million and $30.0 million ($18.1 million related to nonrecurring costs associated with the Merger) for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $80.2 million. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, and (iii) in-process research and development costs associated with the Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2021.  We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.  See “Liquidity and Going Concern.”  Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.  We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after November 4, 2020, the issuance date of our quarterly condensed consolidated financial statements as of September 30, 2020.  See Note 1 of our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report.

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

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We are conducting this study in collaboration with UC San Diego and estimate we will receive approximately $14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC

San Diego progress and financial update reports throughout the award project period. We received subaward payments of $1.4 million and $4.8 million in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020: (i) the remaining estimated subaward funds available total $2.5 million, and (ii) we believe we have met our obligations under the CIRM award and UC San Diego subawards.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Grant revenue	$585	$544	$41	$1,787	$1,689	$98
Operating expenses:
Research and development	3,047	3,108	(61)	9,558	7,591	1,967
In-process research and development	—	—	—	—	18,088	(18,088)
General and administrative	1,933	2,385	(452)	6,910	4,937	1,973
Total operating expenses	4,980	5,493	(513)	16,468	30,616	(14,148)
Loss from operations	(4,395)	(4,949)	554	(14,681)	(28,927)	14,246
Other income (expense):
Change in fair value of warrant liability	—	—	—	—	(1,268)	1,268
Interest income	—	57	(57)	13	163	(150)
Total other income (expense)	—	57	(57)	13	(1,105)	1,118
Net loss	$(4,395)	$(4,892)	$497	$(14,668)	$(30,032)	$15,364

Comparison of Three Months Ended September 30, 2020 and 2019

Grant Revenue

Grant revenue was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $0.1 million was driven by higher research and development subaward related costs in 2020 as compared to 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Increase/
(in thousands)	2020	2019	(Decrease)
Cirmtuzumab	$1,416	$1,846	$(430)
TK216	682	203	479
Unallocated research and development expenses	949	1,059	(110)
Total research and development expenses	$3,047	$3,108	$(61)

Research and development expenses for the three months ended September 30, 2020 and 2019 were $3.0 million and $3.1 million, respectively, a decrease of $0.1 million. The decrease was due to a nominal change in total direct product candidate costs, and a $0.1 million decrease in unallocated expenses.

Direct expenses for cirmtuzumab decreased $0.4 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease in the number of CLL patients enrolled in the clinical trial as a result of our updated clinical strategy.

Direct expenses for TK216 increased $0.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to an increase in clinical trial costs related to our ongoing Phase 1 clinical trial of TK216 in refractory Ewing sarcoma.

Unallocated expenses decreased $0.1 million for three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a $0.4 million decrease in license fees partially offset by $0.3 million in higher personnel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $1.9 million and $2.4 million, respectively, a decrease of $0.5 million. The decrease is primarily due to a $0.9 million reduction in legal, professional and other public company expenses, that were partially offset by a $0.4 million increase in personnel and director’s and officer’s insurance costs.

Other Income (Expense)

Other income was none and $0.1 million for the three months ended September 30, 2020 and 2019, respectively.

Comparison of Nine Months Ended September 30, 2020 and 2019

Grant Revenue

Grant revenue for the nine months ended September 30, 2020 was $1.8 million, compared to $1.7 million for the nine months ended September 30, 2019. The increase of $0.1 million was due to higher research and development subaward related costs incurred in 2020 as compared to 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/
(in thousands)	2020	2019	(Decrease)
Cirmtuzumab	$4,967	$4,731	$236
TK216	1,724	992	732
Unallocated research and development expenses	2,867	1,868	999
Total research and development expenses	$9,558	$7,591	$1,967

Research and development expenses for the nine months ended September 30, 2020 and 2019 were $9.6 million and $7.6 million, respectively, an increase of $2.0 million. The increase was due to a $1.0 million increase in direct product candidate costs, and a $1.0 million increase in unallocated expenses.

Direct expenses for cirmtuzumab increased $0.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following offsetting factors: (i) a $0.3 million increase in clinical trial costs related to our ongoing Phase 1/2 clinical trial of cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL, that commenced in the latter part of 2017, (ii) a $0.7 million increase in manufacturing development costs, and (iii) a $0.8 million decrease in non-clinical costs, primarily related to licensing fees.

Direct expenses for TK216 increased $0.7 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a $0.8 million increase in clinical trial costs related to our continuing Phase 1 clinical trial of TK216 in refractory Ewing sarcoma which was partially offset by lower preclinical costs of $0.1 million.

Unallocated expenses increased $1.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to higher personnel costs that were partially offset by a decrease in license fees.

In-Process Research and Development Expenses

In-process research and development expenses decreased $18.1 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to the in-process research development expenses being attributable solely to the assets acquired in the Merger.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $6.9 million and $5.0 million, respectively, an increase of $1.9 million. The increase is primarily due to the following partially offsetting factors: (i) higher personnel and professional related costs of $1.4 million, (ii) an increase in director’s and officer’s insurance costs of $0.5 million, (iii) higher corporate legal fees of $0.4 million incurred to expand our intellectual property portfolios and for additional legal support incurred as a public company, and (iv) a decrease in other public company expenses of $0.4 million.

Other Income (Expense)

Other income was $13,000 and other expense was $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to a $1.1 million decrease in the fair value of the preferred stock warrant liability.

Liquidity and Going Concern

From our inception through September 30, 2020, we have devoted substantially all of our efforts to organizational activities including raising capital, building infrastructure, acquiring assets, developing intellectual property, and conducting preclinical studies, clinical trials and product development activities. We have a limited operating history and the sales and income potential of our business and market are unproven. We have experienced recurring net losses and negative cash flows from operating activities. At September 30, 2020, we had an accumulated deficit of $80.2 million and had cash and cash equivalents of $21.3 million. We will need to continue to raise a substantial amount of funds until we are able to generate revenues to fund our development and operating activities.

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

On July 21, 2020, we completed a registered direct offering pursuant to which we concurrently sold: (i) 2,581,867 shares of our common stock, and (ii) warrants to purchase up to an aggregate of 1,290,933 shares of common stock, at a combined price of $2.3825 per share. The net proceeds to us from this offering were $5.7 million, after deducting the placement agent’s cash commissions and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants.

On September 1, 2020, we completed an underwritten offering pursuant to which we sold 2,428,886 shares of our common stock at a price to the public of $2.10 per share. The net proceeds to us from this offering were $4.4 million, after deducting the underwriter’s discounts and commissions and other offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter’s warrants.

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

In February 2018, we entered into the ATM Sales Agreement, pursuant to which we were able to offer and sell, from time to time, through Stifel, shares of our common stock having an aggregate offering price of up to $50.0 million.  In connection with our sale of common stock and common stock warrants in July 2020, we agreed not to enter into other variable rate transactions prior to July 21, 2021, other than pursuant to a new at-the-market offering facility with the placement agent.  In August 2020, we terminated the ATM Sales Agreement and can no longer offer and sell shares under the ATM Sales Agreement.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of November 2, 2020, our public float calculated pursuant to the instructions set forth in Form S-3 was approximately $38.3 million, based on 17,569,902 shares of outstanding common stock held by non-affiliates at a price of $2.18 per share, which is the last reported sale price of our common stock on the Nasdaq Capital Market on September 8, 2020. As of September 30, 2020, we calculated our future capacity to issue up to approximately $1.2 million of additional shares of common stock or other securities in one or more registered offerings. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the expected timing for achieving key milestones, including completing and announcing results of clinical trials of cirmtuzumab and TK216 and announcing the first-in-human dosing of our CAR-T product candidate targeting ROR-1, currently in preclinical development, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate or that we will enter into a new at-the-market offering facility.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(13,584)	$(13,701)
Investing activities	—	16,137
Financing activities	14,792	15
Net increase in cash and cash equivalents	$1,208	$2,451

Operating activities

During the nine months ended September 30, 2020, net cash used in operating activities was $13.6 million, resulting from our net loss of $14.7 million, which included non-cash charges of $1.3 million related to stock-based compensation and lease expense, offset by a $0.2 million change in our operating assets and liabilities. The $0.2 million change in operating assets and liabilities primarily consisted of a $0.8 million decrease in prepaid and other assets, a $0.4 million decrease in deferred revenue, and a $1.0 million increase in accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities was none and $16.1 million for each of the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by investing activities of $16.1 million for the nine months ended September 30, 2019 primarily resulted from the net cash received in connection with the Merger.

Financing activities

Net cash provided by financing activities was $14.8 million for the nine months ended September 30, 2020, which resulted from $14.5 million in net proceeds received from registered direct offerings completed on May 21, 2020 and July 21, 2020, and a firm commitment underwritten offering completed on September 1, 2020, and $0.3 million received under the Paycheck Protection Program. Net cash provided by financing activities was nominal for the nine months ended September 30, 2019. We expect that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on plans that may change as circumstances evolve and assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential amendments or changes in protocols for our existing studies beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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

Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.  See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period.

Government Contracts, Grant Agreements and Incentive Programs

The CIRM Award

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego, to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We: (i) are conducting this study in collaboration with UC San Diego, (ii) estimate we will receive approximately

$14.0 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017, to March 31, 2022, (iii) are committed to certain co-funding requirements, (iv) received subaward payments of none and $1.2 million in three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $4.8 million the for nine months ended September 30, 2020 and 2019, respectively, and (v) are required to provide UC San Diego progress and financial update reports throughout the award project period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the nine months ended September 30, 2020 and 2019, we recorded revenue of $1.8 million and $1.7 million, respectively. Related qualifying subaward costs during the three months ended September 30, 2020 and 2019 were $1.3 million and $1.1 million, respectively. As of September 30, 2020, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at UC San Diego to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, we agreed to provide up to $1.0 million in contingency funds if required during the grant period, which expired in April 2020. We recorded no research and development expense under such CIRM award for the three and nine months ended September 30, 2020 and 2019.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, the valuation of warrants to purchase convertible preferred stock (which did convert at the Merger closing), and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2020 from those disclosed in “Oncternal’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Related to the Merger

Between April 10 and May 1, 2019, three putative class action lawsuits and one individual lawsuit were filed in the U.S. District Court for the District of Delaware (the “Delaware Actions”). In 2019, the Delaware Actions were voluntarily dismissed with prejudice. On April 11 and 23, 2019, two putative class actions were filed in the U.S. District Court for the Southern District of New York (the “New York Actions”).  The New York Actions name as defendants us and our former board of directors.  The New York Actions allege that defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, in connection with our filing of the Registration Statement in connection with the Merger.   On September 16, 2019, plaintiffs in the New York Actions filed an amended complaint, alleging violations of Sections 14(a) and 20(a) of the Exchange Act related to the value GTx’s stockholders received in the Merger.  The amended complaint seeks damages and other unspecified relief. On January 10, 2020, the defendants filed their motion to dismiss the amended complaint, on January 31, 2020, the plaintiffs filed their opposition to defendants’ motion to dismiss, and on February 14, 2020, the defendants filed a reply in support of their motion to dismiss. On June 23, 2020, the court granted our motion to dismiss, and the plaintiff did not amend his complaint by the July 14, 2020 deadline.  On July 22, 2020, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  On September 28, 2020, the plaintiff withdrew the appeal with prejudice, and the case is now dismissed.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, other than as disclosed in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and the changes to the risk factors below.

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, due to limitations imposed by SEC regulations on the amount we can raise through primary public offerings of securities, as discussed below, we terminated our At-the-Market Equity OfferingSM Sales Agreement, with Stifel, Nicolaus & Company, Incorporated in August 2020 and have not replaced it with any similar equity financing arrangement. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of November 2, 2020, our public float calculated pursuant to the instructions set forth in Form S-3 was approximately $38.3 million, based on 17,569,902 shares of outstanding common stock held by non-affiliates at a price of $2.18 per share, which is the last reported sale price of our common stock on the Nasdaq Capital Market on September 8, 2020. As of September 30, 2020, we calculated our future capacity to issue up to approximately $1.2 million of additional shares of common stock or other securities in one or more registered offerings. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	S-3	333-127175	August 4, 2005	4.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 6, 2011	3.2

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 9, 2014	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	000-50549	May 11, 2015	3.4

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	December 5, 2016	3.1

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	June 10, 2019	3.1

3.7	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	June 10, 2019	3.2

3.8	Amended and Restated Bylaws of the Registrant	8-K	000-50549	June 10, 2019	3.3

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	August 9, 2019	4.2

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	October 20, 2017	4.9

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Oncternal Therapeutics, Inc.	S-4	333-230758	April 8, 2019	4.11

4.4	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Oncternal Therapeutics, Inc.	10-Q	000-50549	August 9, 2019	4.1

4.5	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated May 19, 2020, between the Registrant the purchasers signatory thereto	8-K	000-50549	May 21, 2020	4.1

4.6	Form of Placement Agent Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated May 19, 2020, between the Registrant the purchasers signatory thereto	8-K	000-50549	May 21, 2020	4.2

4.7	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated July 17, 2020, between the Registrant the purchasers signatory thereto	8-K	000-50549	July 21, 2020	4.1

4.8	Form of Placement Agent Warrant, issued by Registrant pursuant to the Securities Purchase Agreement, dated July 17, 2020, between the Registrant the purchasers signatory thereto	8-K	000-50549	July 21, 2020	4.2

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement, dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC	8-K	000-50549	August 31, 2020	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Company Name

Date: November 4, 2020	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: November 4, 2020	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer