Form 10-K/A
period 2020-12-31
Oncternal Therapeutics, Inc.
filed 2021-03-12
CIK 1260990

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

EXPLANATORY NOTE

Oncternal Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on March 11, 2021 (the “Original Filing”).

The purpose of the Amendment is to correct a typographical error in the BDO USA, LLP, Report of Independent Registered Public Accounting Firm (“Auditor’s Report”), included in Item 8, “Financial Statements and Supplementary Data.” The typographical error that was corrected concerns the date of the Auditor’s Report, which referenced 2020 instead of 2021 due to an inadvertent oversight in the EDGAR preparation process. No other changes were made to the Auditor’s Report other than the date included in the EDGAR filing.

This Amendment amends the Original Filing with respect to Item 8, “Financial Statements and Supplementary Data.” As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits 31.1, 31.2 and 32.1 to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 15, “Exhibits and Financial Statement Schedules”, has also been modified. In addition, the consent filed as Exhibit 23.1 to this Amendment is dated as of the filing date of this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related other disclosures and should be read in conjunction with the Original Filing made with the Securities and Exchange Commission.

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

March 11, 2021

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

Paycheck Protection Program Loan Payable

In May 2020, the Company received a $0.3 million unsecured loan, bearing interest at 1%, pursuant to the Paycheck Protection Program (the “PPP”), a program implemented by the U.S. Small Business Administration (the

“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (the “PPP Loan”). In December 2020, the underlying principal and interest were fully forgiven by the SBA and the Company has no further obligations thereunder. The loan forgiveness was recorded as other income of $301k in the statement of operations.
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

Oncternal Therapeutics, Inc.

Date: March 12, 2021	By:	/s/ James B. Breitmeyer, M.D., PH.D.
James B. Breitmeyer, M.D., Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James B. Breitmeyer	President, Chief Executive Officer and Member of the Board of Directors	March 12, 2021
James B. Breitmeyer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Richard G. Vincent	Chief Financial Officer	March 12, 2021
Richard G. Vincent	(Principal Financial Officer)

*	Chairman of the Board of Directors	March 12, 2021
David F. Hale

*	Director	March 12, 2021
Michael G. Carter, M.D., ChB, FRCP

*	Director	March 12, 2021
Man Cho

*	Director	March 12, 2021
Daniel L. Kisner

*	Director	March 12, 2021
William R. LaRue

*	Director	March 12, 2021
Rosemary Mazanet, M.D., Ph.D.

*	Director	March 12, 2021
Xin Nakanishi, Ph.D.

*	Director	March 12, 2021
Robert Wills, Ph.D.

*	Director	March 12, 2021
Charles P. Theuer, M.D., Ph.D.

*By:	/s/ Richard G. Vincent
Richard G. Vincent
Attorney-in-Fact