Form 10-Q
period 2021-03-31
Oncternal Therapeutics, Inc.
filed 2021-05-06
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2021, the registrant had 49,368,545 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,211	$116,737
Prepaid and other	1,873	1,266
Total current assets	113,084	118,003
Right-of-use asset	204	40
Other assets	769	766
Total assets	$114,057	$118,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,892	$1,143
Accrued liabilities	2,773	3,042
Deferred grant revenue	885	1,633
Lease, current	173	40
Total current liabilities	5,723	5,858
Lease, net of current	31	—
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 60,000; issued and outstanding shares – 49,366 and 48,802 at March 31, 2021 and December 31, 2020, respectively	49	49
Additional paid-in capital	196,999	195,699
Accumulated deficit	(88,745)	(82,797)
Total stockholders’ equity	108,303	112,951
Total liabilities and stockholders’ equity	$114,057	$118,809

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Grant revenue	$748	$578
Operating expenses:
Research and development	3,913	2,696
General and administrative	2,794	2,633
Total operating expenses	6,707	5,329
Loss from operations	(5,959)	(4,751)
Interest income	11	13
Net loss	$(5,948)	$(4,738)
Net loss per share, basic and diluted	$(0.12)	$(0.31)
Weighted-average shares outstanding, basic and diluted	49,094	15,355

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,948)	$(4,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	838	399
Noncash lease expense	40	36
Changes in operating assets and liabilities:
Prepaid and other	(609)	90
Accounts payable	749	336
Accrued liabilities	(267)	455
Change in lease liability	(40)	(36)
Deferred grant revenue	(748)	(578)
Net cash used in operating activities	(5,985)	(4,036)
Cash flows from investing activities
Net cash provided by investing activities	—	—
Cash flows from financing activities
Proceeds from exercise of stock options	358	4
Proceeds from exercise of common stock warrants	101	—
Net cash provided by financing activities	459	4
Net decrease in cash and cash equivalents	(5,526)	(4,032)
Cash and cash equivalents at beginning of period	116,737	20,051
Cash and cash equivalents at end of period	$111,211	$16,019
Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$1,836	$—
Payment of 2019 bonus awards with stock options in lieu of cash	$—	$415
Deferred financing costs included in accounts payable and accrued liabilities	$—	$179

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	48,802	$49	$195,699	$(82,797)	$112,951
Exercise of stock options for cash	88	—	358	—	358
Exercise of warrants for cash	17	—	101	—	101
Cashless exercise of warrants	459	—	—	—	—
Vesting related to unvested share liability	—	—	3	—	3
Stock-based compensation	—	—	838	—	838
Net loss	—	—	—	(5,948)	(5,948)
Balance at March 31, 2021	49,366	$49	$196,999	$(88,745)	$108,303

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	15,387	$15	$79,869	$(65,572)	$14,312
Exercise of stock options for cash	5	—	4	—	4
Vesting related to unvested share liability	—	—	3	—	3
Stock-based compensation	—	—	399	—	399
Issuance of 2019 bonus award with stock options in lieu of cash	—	—	415	—	415
Net loss	—	—	—	(4,738)	(4,738)
Balance at March 31, 2020	15,392	$15	$80,690	$(70,310)	$10,395

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (“Oncternal” or the “Company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. Oncternal is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s clinical pipeline includes cirmtuzumab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1), and TK216, a small molecule inhibiting the biological activity of ETS-family transcription factor oncoproteins. The Company is also developing a CAR-T (chimeric antigen receptor T-cells) product candidate that targets ROR1.

Merger

On June 7, 2019, the Company, then operating as GTx, Inc. (“GTx”), completed the merger contemplated by its Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Oncternal Therapeutics, Inc. (“Private Oncternal”) and Grizzly Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), dated March 6, 2019. Under the Merger Agreement, Merger Sub merged with and into Private Oncternal, with Private Oncternal surviving as a wholly-owned subsidiary of the Company (the “Merger”). GTx changed its name to Oncternal Therapeutics, Inc., and Private Oncternal, which remains as a wholly-owned subsidiary of the Company, changed its name to Oncternal Oncology, Inc. On June 10, 2019, the Company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “ONCT.”

Except as otherwise indicated, references herein to “Oncternal,”and “the Company,” refer to Oncternal Therapeutics, Inc. on a post-Merger basis, and the term “Private Oncternal” refers to the business of privately-held Oncternal Therapeutics, Inc., prior to completion of the Merger.  References to GTx refer to GTx, Inc. prior to completion of the Merger.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oncternal Oncology, Inc. and Oncternal, Inc. All intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Liquidity and Going Concern

The Company follows Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires that management evaluate whether there are relevant conditions and events that in the aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2021, the Company had $111.2 million in cash and cash equivalents. The Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the filing date of this Quarterly Report.

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.  The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $88.7 million as of March 31, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

Basis of Presentation

The unaudited condensed consolidated financial statements at March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited, consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, filed with the SEC on its Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on March 12, 2021. The results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements and accompanying notes requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates consist of those used to determine the fair value of the Company’s stock-based awards and those used to determine grant revenue and accruals for research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities and all clinical trial expenses are included in research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. As of March 31, 2021, the Company’s clinical trial accrual balance of $1.1 million is included in accrued liabilities and other liabilities.

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

Revenue Recognition

The Company currently generates revenue from the California Institute for Regenerative Medicine (“CIRM”) pursuant to a research subaward agreement (see Note 4), which provides the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such subaward is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the subaward agreement have been met.

The subaward agreement is on a best-effort basis and does not require scientific achievement as a performance obligation. All fees received under the agreement are non-refundable. The costs associated with the agreement are expensed as incurred and reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the subaward agreement are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the subaward are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At March 31, 2021, and December 31, 2020, the Company had deferred grant revenue of $0.9 million and $1.6 million, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the fair value of equity awards, on the grant date, recognized in the period using the Black-Scholes option pricing model. The Company recognizes expense for awards with graded vesting schedules over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For equity awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is deemed probable. The Company recognizes forfeitures for all awards as such forfeitures occur.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of 13,000 shares and 32,000 shares from the weighted-average number of common shares outstanding for the three months ended March 31, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2021	2020
Warrants to purchase common stock	4,278	841
Common stock options	4,069	2,168
Common stock subject to repurchase	10	30
	8,357	3,039

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this standard effective January 1, 2021, and the adoption had no impact on the consolidated financial statements.
2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research and development	$605	$412
Clinical trials	1,138	980
Legal fees	308	77
Compensation	699	1,528
Other	23	45
	$2,773	$3,042

3.	Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $41,000 for each of the three months ended March 31, 2021 and 2020.

On May 22, 2019, the Company entered into a sublease agreement for office space of 4,677 square feet in San Diego, California which expired on March 31, 2021. On March 17, 2021, the Company entered into a lease directly with the landlord for the same facility (the “San Diego Lease”) which expires on May 31, 2022. Base rent under the San Diego Lease is approximately $184,000 annually and the monthly rent expense is being recognized on a straight-line basis over the term of the lease.

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $204,000 as of March 31, 2021, in the accompanying condensed consolidated balance sheets. The weighted average remaining lease term was 1.2 years.

Maturities of the lease liability due under this lease agreement as of March 31, 2021, are as follows (in thousands):

Maturity of lease liability	Operating Lease
2021	$138
2022	77
Total lease payments	215
Less imputed interest	(11)
Total operating lease liabilities	204
Less current portion of lease liability	(173)
Lease liability	$31

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”), the Company’s largest stockholder and an affiliate of two of the Company’s directors entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”). Pursuant to the SPH USA Services Agreement, the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of a license and distribution agreement between the parties (see Note 4). The Company recorded amounts receivable from SPH USA related to statements of work totaling $0.3 million as of March 31, 2021 and December 31, 2020. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 4).

In connection with the securities purchase agreements and underwritten offerings described in Note 5, other investors included individuals or entities affiliated with David F. Hale, SPH USA, Daniel L. Kisner, Hazel M. Aker, and Michael G. Carter.
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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of March 31, 2021, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for TK216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020, the Company entered into a research agreement with MD Anderson for certain services up to an aggregate cost of $293,000. The Company recorded research and development expense of $0.1 million and a nominal amount for each of the three months ended March 31, 2021 and 2020, respectively.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended in March and May 2019, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) $25,000 and none in license maintenance fees as research and development expense for each of the three months ended March 31, 2021 and 2020, (ii) $0.2 million and $25,000 in patent costs as general and administrative expense for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company believes it has met its obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The Company recorded $0.1 million in research and development expense under this agreement for each of the three months ended March 2021 and 2020, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the fifteenth anniversary of the first commercial sale of a licensed product.

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

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, the Company and UTRF entered into a license agreement (the “SARD License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader (“SARD”) technologies owned or controlled by UTRF, including all improvements thereto.  Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the SARD program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $35,000 and $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company believes it has met its obligations under the SARD License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Awards

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia and mantle cell lymphoma. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.0 million in development milestones under research subaward agreements during the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received no subaward payments in the three months ended March 31, 2021 and 2020, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended March 31, 2021 and 2020, the Company recorded revenue of $0.7 million and $0.6 million, respectively. Related qualifying subaward costs for the three months ended March 31, 2021 and 2020 were $1.5 million and $1.3 million, respectively. As of March 31,2021, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at UC San Diego to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period, which expired in April 2020. The Company recorded no research and development expense, and no contingency funds have been provided under such CIRM award for each of the three months ended March 31, 2021 and 2020.

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

Securities Purchase Agreements and Underwritten Offering

In May 2020, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with several institutional and individual investors (including an entity affiliated with David F. Hale, the chairman of the Company’s board of directors) for the concurrent sale of: (i) 1,943,636 shares of the Company’s common stock in a registered direct offering, resulting in net proceeds of $4.4 million, after deducting the placement agent’s cash commissions and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, and (ii) unregistered warrants to purchase up to an aggregate of 971,818 shares of common stock. The combined purchase price for one share and one warrant to purchase half of a share of common stock was $2.5725. In addition, the Company issued warrants to purchase 116,618 shares of common stock at an exercise price of $3.2156 per share to the placement agent, H.C. Wainwright & Co., LLC (“Wainwright” or the “placement agent”) as part of its compensation, which warrants were immediately exercisable and expire on May 21, 2025.

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

In connection with the May Purchase Agreement and July Purchase Agreement, the Company also agreed, on a best-efforts basis, to: (i) maintain its listing on The Nasdaq Capital Market to provide for the resale of the shares of common stock issuable upon the exercise of the warrants, and (ii) not enter into any agreement for the issuance of any shares of common stock involving a variable rate transaction before July 21, 2021, other than pursuant to a new at-the-market offering facility with the placement agent. Variable rate transaction means a transaction in which the Company issues or sells, or agrees to issue or sell, common stock or convertible securities in which the applicable sale, conversion, exercise or exchange price or rate may directly or indirectly effectively be reduced. The Company does not currently have an active at-the-market offering facility.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2020	5,031,841	$9.25	4.40
Granted	—	$—	—
Cancelled	—	$—	—
Exercised	(754,255)	$2.57	4.59
Balance at March 31, 2021	4,277,586	$10.42	4.07

As of March 31, 2021, all warrants met the criteria for classification in stockholders’ equity.

Equity Incentive Plans

Contemporaneous with the Merger closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b)  up to 275,579 shares of common stock which were subject to outstanding awards under the GTx 2013 Equity Incentive Plan (the “2013 Plan”) as of June 7, 2019, that upon cancellation will become available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance. At March 31, 2021, 2,143,999 shares remain available for future issuance under the 2019 Plan and Inducement Plan.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
	Shares	Per Share	(in years)	Value
March 31, 2021
Options Outstanding	3,977,826	$5.46	$8.90	$11,378,589
Options vested and expected to vest	3,977,826	$5.46	$8.90	$11,378,589
Options exercisable	1,075,315	$3.51	$7.30	$5,170,595

As of March 31, 2021, under the 2013 Plan, there were: (i) 87,133 outstanding and fully vested and exercisable options with a weighted average exercise price of $62.48 per share that expire in the second quarter of 2021, and (ii) 24,282 options cancelled during the three months ended March 31, 2021 were added to the 2019 Plan. As of March 31, 2021, the remaining former GTx stock option plans had an aggregate of 4,582 outstanding and fully vested and exercisable options with a weighted average exercise price of $270.00 per share that expire in the second quarter of 2021.

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

The 2019 Plan provides for the issuance of shares of common stock for incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants.  In general, the options issued under the 2019 Plan expire ten years from the date of grant and vest over a four-year period. Certain grants vest based on the achievement of development or regulatory milestones. The 2019 Plan allows for the early exercise of all stock option grants if authorized by the board of directors at the time of grant.

On February 11, 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “Inducement Plan”) and initially reserved 700,000 shares of common stock for issuance. The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan will be used exclusively for the issuance of non-statutory stock options to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2019 Plan.

A summary of the Company’s stock option activity under the 2019 Plan, Inducement Plan and 2015 Plan is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2020	2,107,625	$4.08
Granted	2,127,000	$6.78
Cancelled	(168,750)	$5.47
Exercised	(88,049)	$4.06
Balance at March 31, 2021	3,977,826	$5.46

Information about the Company’s outstanding stock options under the 2019 Plan and 2015 Plan is as follows (in thousands, except share and per share data and expected term):

The weighted average grant date fair value per share of option grants for the three months ended March 31, 2021 was $5.06 per share.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $365,000. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.6%	1.0%
Expected volatility	89.9%	89.4%
Expected term (in years)	6.4	5.4
Expected dividend yield	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$473	$139
General and administrative	365	260
	$838	$399

As of March 31, 2021, the total compensation cost related to non-vested awards not yet recognized was $12.4 million and the weighted-average period over which it is expected to be recognized was 3.6 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

March 31, 2021
Common stock warrants	4,278
Common stock options issued and outstanding	4,069
Common stock available for issuance under the Inducement Plan and 2019 Plan	2,144
10,491

6.	COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (SAR-CoV-2) causing a severe respiratory disease (“COVID-19”), was declared a global pandemic by the World Health Organization in March 2020. COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely. While the Company is currently continuing the clinical trials it has underway in sites across the U.S., COVID-19 precautions have directly or indirectly impacted the timeline for some of its clinical trials. Additionally, the Company’s expectations for the timing of first-in-human dosing of its ROR1 CAR-T therapy has been delayed to the first half of 2022. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its condensed consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future development that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of vaccination programs, the emergence of new variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2021.  The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2021, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our 2020 Annual Report on Form 10-K/A for the year ended December 31, 2020.  Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, the expected impact of COVID-19, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K/A, filed with the SEC on March 12, 2021, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes cirmtuzumab, an investigational humanized monoclonal antibody that is designed to inhibit Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance. Cirmtuzumab is being evaluated in a Phase 1/2 clinical trial in combination with ibrutinib (Imbruvica®) (Cirmtuzumab and Ibrutinib targeting ROR1 for Leukemia and Lymphoma, or CIRLL), for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma, or MCL, and chronic lymphocytic leukemia, or CLL, and in an investigator-sponsored, Phase 1b clinical trial in combination with paclitaxel for the treatment of women with HER2-negative metastatic or locally advanced, unresectable breast cancer. We are also supporting an investigator-sponsored Phase 2 clinical trial of cirmtuzumab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL, which is currently enrolling patients. We are developing a chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development as a potential treatment for hematologic cancers and solid tumors. In addition, we are developing TK216, an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. TK216 is being evaluated in a Phase 1/2 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer.

The U.S. Food and Drug Administration, or FDA, has granted orphan drug designations for cirmtuzumab for the treatment of MCL and for the treatment of CLL/small lymphocytic lymphoma, and has granted rare pediatric disease designation, as well as orphan drug and fast track designations for TK216 for the treatment of Ewing Sarcoma.

Our clinical strategy for cirmtuzumab prioritizes development in MCL, based on encouraging interim clinical results from the CIRLL Phase 1/2 clinical trial that were presented at the American Society Clinical of Oncology 2020 Annual Meeting in May. The CIRLL study target enrollment for patients with relapsed/refractory MCL in the Phase 2 expansion cohort is at least 20 patients to allow for the enrollment of patients with a broader range of prior BTK inhibitor treatments.  The total enrollment of CLL patients in the randomized Phase 2 CLL cohort of the CIRLL study is 28 patients, which was reached in 2020. In September 2020, we met with the FDA and are in dialogue with the FDA regarding potential accelerated approval pathways for cirmtuzumab plus ibrutinib in patients with relapsed/refractory MCL.

Since the inception of privately-held Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our cirmtuzumab and TK216 clinical development programs.  Under research subaward agreements between us and UC San Diego, we are eligible to receive approximately $14.0 million in development milestones during the award project period, estimated to be from October 1, 2017 to March 31, 2022.  Through March 31, 2021, we have funded our operations primarily through: (i) gross proceeds of $125.0 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $11.6 million in subaward grant payments received from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger.  As of March 31, 2021, we had cash and cash equivalents of $111.2 million.

We have incurred net losses in each year since inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.  Our net loss was $5.9 million for the three months ended March 31, 2021.  As of March 31, 2021, we had an accumulated deficit of $88.7 million.  Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger.  We expect to continue to incur significant and increasing operating losses for at least the next several years.  We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	advance cirmtuzumab through clinical development in multiple indications, initially focused on MCL;
•	generate clinical proof-of-concept data with TK216 in Ewing sarcoma, an orphan pediatric cancer indication;
•	advance our ROR1-targeting CAR-T therapy candidate to clinical development, initially in hematological cancers and then in solid tumors;
•	respond to the impacts of the COVID-19 pandemic, which has slowed enrollment into our clinical trials;
•	evaluate cirmtuzumab in additional ROR1-positive solid tumors;
•	evaluate TK216 in additional tumors with ETS fusion proteins or overexpression;
•	continue to develop additional product candidates;
•	acquire or in‑license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
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

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19, including issuing and modifying varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have put restrictions on employee travel and working from our executive offices, with many employees continuing their work remotely. To date, we have been able to continue to supply cirmtuzumab and TK216 clinical trial sites for patients enrolled in our ongoing clinical trials and do not currently anticipate any interruptions in the supply of cirmtuzumab or TK216. While we are continuing the clinical trials we have underway in sites across the U.S., COVID-19 precautions have directly or indirectly impacted the timeline for some of our clinical trials. For our existing patients, we are actively working with all of our clinical trial sites to minimize disruptions and address concerns on an individual site or patient basis in order to allow participating patients to continue to receive treatment at home or in alternative healthcare settings while minimizing their potential exposure to the virus that causes COVID-19. If restrictions related to the COVID-19 outbreak continue or if additional clinical trial sites pause patient enrollment or treatments, our clinical trial milestones would be negatively impacted.  Additionally, our expectations for the timing of first-in-human dosing of our ROR1 CAR-T therapy has been delayed to the first half of 2022. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of vaccination programs, the emergence of new variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

We have not and do not expect to generate any product sales revenue in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate product sales revenue in the future. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates. Our total revenue to date has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating cirmtuzumab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. We are conducting this study in collaboration with UC San Diego and estimate we will receive approximately $14.0 million in development milestones under research subaward agreements during the award project period, estimated to be from October 1, 2017 to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received no subaward payments in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021: (i) the remaining estimated subaward funds available total $2.8 million, and (ii) we believe we have met our obligations under the CIRM award and UC San Diego subawards.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Grant revenue	$748	$578	$170
Operating expenses:
Research and development	3,913	2,696	1,217
General and administrative	2,794	2,633	161
Total operating expenses	6,707	5,329	1,378
Loss from operations	(5,959)	(4,751)	(1,208)
Other income (expense):
Interest income	11	13	(2)
Total other income (expense)	11	13	(2)
Net loss	$(5,948)	$(4,738)	$(1,210)

Grant Revenue

Grant revenue was $0.8 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.2 million was driven primarily by higher research and development subaward costs in 2021 as compared to 2020.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Increase/
(in thousands)	2021	2020	(Decrease)
Cirmtuzumab	$1,646	$1,360	$286
TK216	572	350	222
Unallocated research and development expenses	1,695	986	709
Total research and development expenses	$3,913	$2,696	$1,217

Research and development expenses for the three months ended March 31, 2021 and 2020 were $3.9 million and $2.7 million, respectively, an increase of $1.2 million. The increase was due to a $0.5 million change in total direct product candidate costs, and a $0.7 million increase in unallocated expenses.

Direct expenses for cirmtuzumab increased $0.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase in MCL patients enrolled in the clinical trial.

Direct expenses for TK216 increased $0.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase in clinical trial costs related to our ongoing Phase 1/2 clinical trial of TK216 in refractory Ewing sarcoma.

Unallocated expenses increased $0.7 million for three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to higher personnel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 and 2020 were $2.8 million and $2.6 million, respectively, an increase of $0.2 million. The increase is primarily due to a $0.3 million increase in legal, personnel and director’s and officer’s insurance costs, that were partially offset by a $0.1 million decrease in professional and other public company expenses.

Liquidity

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2021, we had an accumulated deficit of $88.7 million and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had $111.2 million in cash and cash equivalents. We believe we have sufficient cash to fund our projected operating requirements for at least twelve months from the filing date of this Quarterly Report.  We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(5,985)	$(4,036)
Investing activities	—	—
Financing activities	459	4
Net decrease in cash and cash equivalents	$(5,526)	$(4,032)

Operating activities

During the three months ended March 31, 2021, net cash used in operating activities was $6.0 million, resulting from our net loss of $5.9 million, which included non-cash charges of $0.8 million related to stock-based compensation expense, offset by a $0.9 million change in our operating assets and liabilities. The $0.9 million change in operating assets and liabilities primarily consisted of a $0.6 million decrease in prepaid and other assets, a $0.7 million decrease in deferred revenue, and a $0.4 million increase in accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities was zero for each of the three months ended March 31, 2021 and 2020.

Financing activities

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2021, which resulted from net proceeds of $0.4 million received from the exercise of warrants and $0.1 million received from the exercise of common stock options. Net cash provided by financing activities was nominal for the three months ended March 31, 2020.

Funding Requirements

We expect that our existing cash and cash equivalents will be sufficient to fund our operations into 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on plans that may change as circumstances evolve and assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential amendments, or changes in protocols for our existing studies beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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
•

the future potential costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics LLC, and vincristine to conduct our clinical trials of cirmtuzumab and TK216, respectively;

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

Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.  See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021, from those disclosed in “Oncternal’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Annual Report on Form 10-K/A.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the specific factors discussed below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in our securities.

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	S-3	333-127175	August 4, 2005	4.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 6, 2011	3.2

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 9, 2014	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	000-50549	May 11, 2015	3.4

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	December 5, 2016	3.1

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	June 10, 2019	3.1

3.7	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	June 10, 2019	3.2

3.8	Amended and Restated Bylaws of the Registrant	8-K	000-50549	June 10, 2019	3.3

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	August 9, 2019	4.2

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between the Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	October 20, 2017	4.9

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of the Registrant	S-4	333-230758	April 8, 2019	4.11

4.4	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of the Registrant	10-Q	000-50549	August 9, 2019	4.1

4.5	Form of Common Stock Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated May 19, 2020, between the Registrant the purchasers signatory thereto	8-K	000-50549	May 21, 2020	4.1

4.6	Form of Placement Agent Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated May 19, 2020, between the Registrant and the purchasers signatory thereto	8-K	000-50549	May 21, 2020	4.2

4.7	Form of Common Stock Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated July 17, 2020, between the Registrant and the purchasers signatory thereto	8-K	000-50549	July 21, 2020	4.1

4.8	Form of Placement Agent Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated July 17, 2020, between the Registrant and the purchasers signatory thereto	8-K	000-50549	July 21, 2020	4.2

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement, dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC	8-K	000-50549	August 31, 2020	4.1

4.10	Form of Underwriter Warrant, issued by the Registrant pursuant to the Amended and Restated Underwriting Agreement, dated November 17, 2020, between the Registrant and HCW	8-K	000-50549	November 19, 2020	4.1

4.11	Form of Underwriter Warrant, issued by the Registrant pursuant to the Amended and Restated Underwriting Agreement, dated December 9, 2020, between the Registrant and HCW	8-K	000-50549	December 11, 2020	4.1

10.1	Office Lease between Cognac Del Mar Owner II LLC and Registrant dated March 17, 2021					X

10.2	Non-Employee Director Compensation Policy, as amended and restated, effective March 18, 2021#					X

10.3	Employment Transition Agreement between Frank Hsu, M.D. and Registrant, dated February 24, 2021#					X

10.4	Oncternal Therapeutics, Inc. 2021 Employment Inducement Incentive Award Plan#	8-K	000-50549	February 17, 2021	10.1

10.5	Form of Stock Option Grant Notice and Stock Option Agreement under the Oncternal Therapeutics, Inc. 2021 Employment Inducement Incentive Award Plan#	S-8	333-254581	March 22, 2021	10.4

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Company Name

Date: May 6, 2021	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer