Form 10-Q
period 2021-09-30
Oncternal Therapeutics, Inc.
filed 2021-11-04
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of October 28, 2021, the registrant had 49,427,220 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,380	$116,737
Prepaid and other	2,140	1,266
Total current assets	99,520	118,003
Right-of-use asset	119	40
Other assets	657	766
Total assets	$100,296	$118,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,746	$1,143
Accrued liabilities	2,797	3,042
Deferred grant revenue	158	1,633
Lease liability	119	40
Total current liabilities	5,820	5,858
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 49,427 and 48,802 at September 30, 2021 and December 31, 2020, respectively	49	49
Additional paid-in capital	200,484	195,699
Accumulated deficit	(106,057)	(82,797)
Total stockholders’ equity	94,476	112,951
Total liabilities and stockholders’ equity	$100,296	$118,809

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Grant revenue	$2,128	$585	$3,759	$1,787
Operating expenses:
Research and development	8,963	3,047	18,068	9,558
General and administrative	2,802	1,933	8,977	6,910
Total operating expenses	11,765	4,980	27,045	16,468
Loss from operations	(9,637)	(4,395)	(23,286)	(14,681)
Interest income	7	—	26	13
Net loss	$(9,630)	$(4,395)	$(23,260)	$(14,668)
Net loss per share, basic and diluted	$(0.19)	$(0.22)	$(0.47)	$(0.85)
Weighted-average shares outstanding, basic and diluted	49,393	20,126	49,285	17,251

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(23,260)	$(14,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,162	1,149
Non-cash lease expense	125	111
Changes in operating assets and liabilities:
Prepaid and other	(765)	(711)
Accounts payable	1,603	106
Accrued liabilities	(238)	958
Change in lease liability	(125)	(111)
Deferred grant revenue	(1,475)	(418)
Net cash used in operating activities	(19,973)	(13,584)
Cash flows from financing activities
Proceeds from payroll protection program loan payable	—	301
Proceeds from exercise of stock options	414	4
Proceeds from issuance of common stock and common stock warrants, net	—	14,487
Proceeds from the exercise of warrants	202	—
Net cash provided by financing activities	616	14,792
Net increase (decrease) in cash and cash equivalents	(19,357)	1,208
Cash and cash equivalents at beginning of period	116,737	20,051
Cash and cash equivalents at end of period	$97,380	$21,259
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	$1,836	$—
Payment of 2019 bonus awards with stock options in lieu of cash	$—	$415
Fair value of warrants issued to placement agent	$—	$729

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	49,385	$49	$198,897	$(96,427)	$102,519
Exercise of stock options for cash	—	—	—	—	—
Exercise of warrants for cash	42	—	97	—	97
Vesting related to unvested share liability	—	—	2	—	2
Stock-based compensation	—	—	1,488	—	1,488
Net loss	—	—	—	(9,630)	(9,630)
Balance at September 30, 2021	49,427	$49	$200,484	$(106,057)	$94,476

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	17,336	$17	$85,426	$(75,845)	$9,598
Issuance of common stock and common stock warrants, net of issuance costs of $1,165	5,011	5	10,082	—	10,087
Vesting related to unvested share liability	—	—	3	—	3
Stock-based compensation	—	—	407	—	407
Net loss	—	—	—	(4,395)	(4,395)
Balance at September 30, 2020	22,347	$22	$95,918	$(80,240)	$15,700

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	48,802	$49	$195,699	$(82,797)	$112,951
Exercise of stock options for cash	106	—	414	—	414
Exercise of warrants for cash	60	—	202	—	202
Cashless exercise of warrants	459	—	—	—	—
Vesting related to unvested share liability	—	—	7	—	7
Stock-based compensation	—	—	4,162	—	4,162
Net loss	—	—	—	(23,260)	(23,260)
Balance at September 30, 2021	49,427	$49	$200,484	$(106,057)	$94,476

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	15,387	$15	$79,869	$(65,572)	$14,312
Exercise of stock options for cash	5	—	4	—	4
Issuance of common stock and common stock warrants, net of issuance costs of $1,767	6,955	7	14,472	—	14,479
Vesting related to unvested share liability	—	—	9	—	9
Stock-based compensation	—	—	1,149	—	1,149
Payment of 2019 bonus awards with stock options in lieu of cash	—	—	415	—	415
Net loss	—	—	—	(14,668)	(14,668)
Balance at September 30, 2020	22,347	$22	$95,918	$(80,240)	$15,700

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (“Oncternal” or the “Company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California.  Oncternal is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s clinical pipeline includes zilovertamab (formerly cirmtuzumab), a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1), and ONCT-216 (formerly TK216), a small molecule inhibiting the biological activity of ETS-family transcription factor oncoproteins. The Company is also developing ONCT-808, a chimeric antigen receptor (CAR)-T cell therapy product candidate that targets ROR1, and ONCT-534 (formerly GTX-534), a dual action androgen receptor inhibitor (“DAARI”) product candidate for the treatment of castration-resistant prostate and other androgen receptor-driven cancers. The DAARI program was acquired in the Merger (described below) and was previously known as the selective androgen receptor degrader (“SARD”) program. See Note 7.

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

Liquidity and Going Concern

The Company follows Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires that management evaluate whether there are relevant conditions and events that in the aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2021, the Company had $97.4 million in cash and cash equivalents. The Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the filing date of this Quarterly Report.

From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.  The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $106.1 million as of September 30, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities and all clinical trial expenses are included in research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. At September 30, 2021, the Company’s clinical trial accrual balance of $0.8 million is included in accrued liabilities.

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

Revenue Recognition

The Company generates revenue from certain grant awards or a subaward (the “Grant Awards”) (see Note 4), which provide the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such Grant Awards is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the subaward agreement have been met.

The Grant Awards are on a best-effort basis and do not require scientific achievement as a performance obligation. The Grant Awards are non-refundable. The costs associated with the Grant Awards are expensed as incurred and reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the Grant Awards are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Grant Awards are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of 5,000 shares and 23,000 shares from the weighted-average number of common shares outstanding for the three months ended September 30, 2021 and 2020, respectively. The Company has excluded weighted-average shares subject to repurchase of 9,000 shares and 27,000 shares from the weighted-average number of common shares outstanding for the nine months ended September 30, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2021	2020
Warrants to purchase common stock	4,235	3,521
Common stock options	6,019	2,341
Common stock subject to repurchase	4	20
	10,258	5,882

2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Research and development	$310	$412
Clinical trials	844	980
Legal fees	194	77
Compensation	1,446	1,528
Other	3	45
	$2,797	$3,042

3.	Commitments, Contingencies and Related Party Transactions

Lease Liability

Rent expense was $46,000 and $41,000 for the three months ended September 30, 2021 and 2020. Rent expense was $133,000 and $124,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $119,000 as of September 30, 2021. The weighted average remaining lease term was 0.7 years.

Maturities of the lease liability due under this lease agreement as of September 30, 2021, are as follows (in thousands):

Maturity of lease liability	Operating Lease
2021	$45
2022	77
Total lease payments	122
Less imputed interest	(3)
Lease liability	$119

Related Party Transactions

In January 2019, the Company engaged Newfront Insurance as its primary insurance broker. The son of Richard Vincent, the Company’s Chief Financial Officer, is the Company’s agent at Newfront Insurance. During the nine months ended September 30, 2021 and 2020, the Company paid insurance premiums of approximately $1.8 million and $1.4 million, for which the son earned commission of $79,000 and $57,000, respectively.

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”), the Company’s largest stockholder and an affiliate of two of the Company’s directors entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”). Pursuant to the SPH USA Services Agreement, the Company and SPH USA have executed and expect to continue to execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of a license and distribution agreement between the parties (see Note 4). The Company recorded amounts receivable from SPH USA related to statements of work totaling $0.2 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 4).

In connection with the securities purchase agreements and underwritten offerings described in Note 5, other investors included individuals or entities affiliated with David F. Hale, SPH USA, Daniel L. Kisner, Hazel M. Aker, and Michael G. Carter.
4.	License, Collaboration and Grant Award/Subaward Agreements

Georgetown University (“Georgetown”)

In March 2014, the Company entered into an Exclusive License Agreement (the “Georgetown License Agreement”) with Georgetown, pursuant to which the Company: (i) licensed the exclusive worldwide right to patents and technologies for the development and commercialization of certain product candidates targeting tumorigenic EWS-FLI1 fusion proteins as an anti-tumor therapy for therapeutic, diagnostics, or research tool purposes, (ii) is solely responsible for all development and commercialization activities and costs, and (iii) is responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights.

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of September 30, 2021, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $820,000. The Company recorded research and development expense of none and $0.1 million for the three and nine months ended September 30, 2021 and $0.2 million for the three and nine months ended September 30, 2020.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended in March and May 2019, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapies. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) none and $25,000 in license maintenance fees as research and development expense for the three and nine months ended September 30, 2021 and $25,000 for the three and nine months ended September 30, 2020, and (ii) a $0.1 million  in patent costs as general and administrative expense for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million for nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company believes it has met its obligations under the Regents License Agreement.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement, the Regents will have an aggregate budget of $3.6 million, with $125,000 payable quarterly. The Company recorded none and $0.1 million in research and development expense under this agreement for each of the three months ended September 30, 2021 and 2020, and $0.3 million and $0.4 million for each of the nine months ended September 30, 2021 and 2020, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the fifteenth anniversary of the first commercial sale of a licensed product.

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

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended, the Company and UTRF entered into a license agreement (the “SARD License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing SARD technologies owned or controlled by UTRF, including all improvements thereto. The SARD program is now known as the dual action androgen receptor inhibitor, or DAARI program. Under the SARD License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement that were nominal and $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for each of the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company believes it has met its obligations under the SARD License Agreement. See Note 7.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma (“MCL”), and chronic lymphocytic leukemia (“CLL”). This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (the “CIRLL study”). The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.0 million in development milestones under research subaward agreements during the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received subaward payments of none for the three months ended September 30, 2021 and 2020, and $2.2 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended September 30, 2021 and 2020, the Company recorded revenue of $2.1 million and $0.6 million, respectively, and recorded revenue of $3.7 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. Related qualifying subaward costs for the three months ended September 30, 2021 and 2020 were $4.2 million and $1.3 million, respectively, and $7.5 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, and December 31, 2020, the Company had deferred grant revenue of $0.2 million and $1.6 million, respectively. As of September 30, 2021, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

The National Institute of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support pre-clinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the three and nine months ended September 30, 2021, the Company received no award payments from the NIH and recorded $50,000 in grant revenue and recorded an unbilled receivable in prepaid and other assets.

Clinical Trial and Supply Agreement

In April 2018, and as amended, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the CIRLL study. Such agreement does not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three and nine months ended September 30, 2021 and 2020. See Note 3.

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

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2020	5,031,841	$9.25	4.40
Issued	—	$—	—
Forfeited	—	$—	—
Exercised	(796,931)	$2.56	4.10
Balance at September 30, 2021	4,234,910	$10.50	3.57

As of September 30, 2021, all warrants met the criteria for classification in stockholders’ equity.

Equity Incentive Plans

Contemporaneous with the Merger closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b)  up to 275,579 shares of common stock which were subject to outstanding awards under the GTx 2013 Equity Incentive Plan (the “2013 Plan”) as of June 7, 2019, that upon cancellation will become available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance. At September 30, 2021, 1,521,432 shares remain available for future issuance under the 2019 Plan and Inducement Plan (as defined below).

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
	Shares	Per Share	(in years)	Value
Options outstanding	6,019,412	$5.37	8.83	$1,732,115
Options vested and expected to vest	6,019,412	$5.37	8.83	$1,732,115
Options exercisable	1,300,174	$3.79	6.89	$1,365,004

As of September 30, 2021, all 275,579 stock options previously outstanding under the 2013 Plan were cancelled and added to the 2019 Plan. At September 30, 2021, all former GTx stock option plans were terminated and there are no remaining outstanding stock options.

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

A summary of the Company’s stock option activity under the 2019 Plan, Inducement Plan and 2015 Plan is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2020	2,107,625	$4.08
Granted	4,396,700	$5.98
Cancelled	(378,750)	$5.66
Exercised	(106,163)	$3.89
Balance at September 30, 2021	6,019,412	$5.37

For the nine months ended September 30, 2021 and 2020, the weighted average grant date fair value per share of option grants was $4.48 per share and $2.40 per share, respectively.  For the nine months ended September 30, 2021 and 2020, the aggregate intrinsic value of stock options exercised was $3.89 per share and $2.03 per share, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.7%	0.8%	0.8%
Expected volatility	100.3%	98.6%	91.8%	92.2%
Expected term (in years)	6.0	10.0	6.2	6.6
Expected dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$920	$129	$2,097	$398
General and administrative	568	278	2,065	751
	$1,488	$407	$4,162	$1,149

As of September 30, 2021, the total compensation cost related to non-vested awards not yet recognized was $17.7 million and the weighted-average period over which it is expected to be recognized was 3.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

September 30, 2021
Common stock warrants	4,235
Common stock options issued and outstanding	6,019
Common stock available for issuance under the Inducement Plan and 2019 Plan	1,522
11,776

6.	COVID-19 Pandemic and CARES Act

The current COVID-19 pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. While the Company is currently continuing the clinical trials it has underway in sites across the U.S., COVID-19 precautions have directly or indirectly impacted the timeline for some of its clinical trials. Additionally, the Company’s expectations for the timing of first-in-human dosing of ONCT-808 has been delayed. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its condensed consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future development that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The CARES Act had no material impact on the Company’s income tax provision for the nine months ended September 30, 2021.  The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

7.	Subsequent Event

In connection with the Merger, the Company, a representative of holders of the contingent value rights (“CVRs”), and Computershare, Inc. as rights agent, entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which the Company’s stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger. The CVR Agreement was amended on November 1, 2021. As amended, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (b) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of September 30, 2021, no transactions or net sales relating to the DAARI technology had occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i)our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2021, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our 2020 Annual Report on Form 10-K/A for the year ended December 31, 2020.  Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, the expected continued impact of COVID-19, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K/A, filed with the SEC on March 12, 2021, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes:

•

Zilovertamab (formerly cirmtuzumab), an investigational humanized monoclonal antibody that is designed to inhibit Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance.

•

ONCT-216 (formerly TK216), an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion.

•

ONCT-808, an autologous chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development. ROR1 is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells.

•

ONCT-534 (formerly GTX-534), a dual action androgen receptor inhibitor, or DAARI, product candidate in development for the treatment of castration-resistant prostate and other androgen-receptor cancers. This program was acquired in the GTx Merger (described below) and was previously known as the selective androgen receptor degrader, or SARD, program.

Zilovertamab is being evaluated in the Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia study, or CIRLL study, a Phase 1/2 clinical trial in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma, or MCL, and chronic lymphocytic leukemia, or CLL, and in an investigator-sponsored, Phase 1b clinical trial in combination with paclitaxel for the treatment of women with HER2-negative metastatic or locally advanced, unresectable breast cancer. We are also supporting an investigator-sponsored Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL, which is currently enrolling patients.

Our clinical strategy for zilovertamab prioritizes development in MCL, based on continuing encouraging interim clinical results from the CIRLL study that were presented at the American Society of Clinical zOncology 2021 Annual Meeting in June. The CIRLL

study target enrollment for patients with relapsed/refractory MCL in the ongoing Phase 2 expansion cohort is at least 20 patients to allow for the enrollment of patients with a broader range of prior Bruton’s Tyrosine kinase, or BTK, inhibitor treatments.  The total enrollment of CLL patients in the randomized Phase 2 CLL cohort of the CIRLL study is 28 patients, which was reached in 2020, and data are maturing. In July 2021, we opened a new treatment cohort of the CIRLL study for up to 34 patients with MCL who are refractory to prior BTK inhibitor treatment (ibrutinib, acalabrutinib or zanubrutinib), or who are at high risk for progression, having had an inadequate response to ibrutinib (stable disease or partial response).

We have ongoing interactions with the U.S. Food and Drug Administration, or FDA, regarding potential accelerated and/or full approval pathways for zilovertamab plus ibrutinib in patients with relapsed/refractory MCL.

ONCT-216 is being evaluated in a Phase 1/2 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. We recently added a new Phase 2 expansion cohort targeting up to 21 Ewing sarcoma patients to evaluate clinical responses to single agent ONCT-216 using an optimized dosing regimen, treating patients for 28 days per cycle with the next cycle starting immediately after the prior one, to intensify the amount of ONCT-216 administered over time.

The FDA has granted orphan drug designations for zilovertamab for the treatment of MCL and for the treatment of CLL/small lymphocytic lymphoma, and has granted rare pediatric disease designation, as well as orphan drug and fast track designations for ONCT-216 for the treatment of Ewing sarcoma.

ONCT-808, our autologous CAR-T cell therapy product candidate targeting ROR1, is being developed in collaboration with the Karolinska Institutet and under agreements with Lentigen Technology, Inc. (lentivirus manufacturing) and Miltenyi Biotec B.V. & Co. KG. (cell processing). ONCT-808 relies on a single-chain variable fragment (scFv) derived from our clinical-stage antibody zilovertamab as targeting CAR component. We are currently performing activities to support the submission to the FDA of an Investigational New Drug Application, or IND, which we expect to submit in the first half of 2022.

ONCT-534, our DAARI product candidate, is in pre-clinical development. We are evaluating strategic development options for ONCT-534 as a potential therapy for patients with advanced prostate cancer.

Since the inception of privately-held Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our zilovertamab and ONCT-216 clinical development programs.  Under research subaward agreements between us and UC San Diego, we are eligible to receive approximately $14.0 million in development milestones during the award project period, estimated to be from October 1, 2017 to March 31, 2022.  Through September 30, 2021, we have funded our operations primarily through: (i) gross proceeds of $125.0 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $13.9 million in subaward grant payments received from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger.  As of September 30, 2021, we had cash and cash equivalents of $97.4 million.

We have incurred net losses in each year since inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.  Our net loss was $23.3 million for the nine months ended September 30, 2021.  As of September 30, 2021, we had an accumulated deficit of $106.1 million.  Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger.  We expect to continue to incur significant and increasing operating losses for at least the next several years.  We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	advance zilovertamab through clinical development in multiple indications, initially focused on potential registration studies for patients with MCL;
•	generate clinical proof-of-concept data with ONCT-216 in Ewing sarcoma, an orphan pediatric cancer indication;
•	advance our ROR-1 targeting cell therapy program, which includes ONCT-808 to clinical development, initially in hematological cancers;
•	advance ONCT-534 into clinical development, initially in castration resistant prostate cancer and then other AR-driven diseases;

•	respond to the impacts of the COVID-19 pandemic, which has slowed enrollment into our clinical trials;
•	evaluate zilovertamab in additional ROR1-positive solid malignancies;
•	evaluate ONCT-216 in additional malignancies with ETS fusion proteins or overexpression;
•	continue to develop additional product candidates;
•	acquire or in‑license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•	add operational, financial and management information systems and personnel, including personnel to support our planned product development and future commercialization efforts.

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

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. To date, we have been able to continue to supply zilovertamab and ONCT-216 clinical trial sites for patients enrolled in our ongoing clinical trials and do not currently anticipate any interruptions in the supply of zilovertamab or ONCT-216. While we are continuing the clinical trials we have underway in sites across the U.S., COVID-19 precautions have directly or indirectly impacted the timeline for some of our clinical trials. For our existing patients, we are actively working with all of our clinical trial sites to minimize disruptions and address concerns on an individual site or patient basis in order to allow participating patients to continue to receive treatment at home or in alternative healthcare settings while minimizing their potential exposure to the virus that causes COVID-19. If restrictions related to the COVID-19 outbreak continue or if additional clinical trial sites pause patient enrollment or treatments, our clinical trial milestones would be negatively impacted.  Additionally, our expectations for the timing of first-in-human dosing of ONCT-808, our ROR1 CAR-T therapy, has been delayed. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

We have not and do not expect to generate any product sales revenue in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate product sales revenue in the future. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates. Our total revenue to date has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego and from the National Institutes of Health, or NIH, grant awards.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study. We are conducting this study in collaboration with UC San Diego and estimate we will receive approximately $14.0 million in development milestone payments under research subaward agreements during the award project period, estimated to be from October 1, 2017 to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received subaward payments of $2.2 million and $1.4 million in the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021: (i) the remaining estimated subaward funds available total $0.6 million, and (ii) we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded us two research and development grants for up to $2.2 million to support pre-clinical and other research activities for our ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees.  During the three and nine months ended September 30, 2021, we received no award payments from the NIH and recorded $50,000 in grant revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the preclinical and clinical development of our lead product candidate, zilovertamab, as well as ONCT-216 and ONCT-808, which include:

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits and stock-based compensation. We expect our general and administrative expenses will increase as we: (i) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director’s and officer’s insurance premiums, and investor relations costs, (ii) hire additional personnel, and (iii) protect our intellectual property.

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest earned on invested balances.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Grant revenue	$2,128	$585	$1,543	$3,759	$1,787	$1,972
Operating expenses:
Research and development	8,963	3,047	5,916	18,068	9,558	8,510
General and administrative	2,802	1,933	869	8,977	6,910	2,067
Total operating expenses	11,765	4,980	6,785	27,045	16,468	10,577
Loss from operations	(9,637)	(4,395)	(5,242)	(23,286)	(14,681)	(8,605)
Interest income	7	—	7	26	13	13
Net loss	$(9,630)	$(4,395)	$(5,235)	$(23,260)	$(14,668)	$(8,592)

Comparison of Three Months Ended September 30, 2021 and 2020

Grant Revenue

Grant revenue was $2.1 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $1.5 million. The increase was driven primarily by higher research and development subaward costs in 2021 as compared to 2020.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Increase/
(in thousands)	2021	2020	(Decrease)
Zilovertamab	$5,176	$1,416	$3,760
ONCT-216	739	682	57
ONCT-808	860	—	860
Unallocated research and development expenses	2,188	949	1,239
Total research and development expenses	$8,963	$3,047	$5,916

Research and development expenses for the three months ended September 30, 2021 and 2020 were $8.9 million and $3.0 million, respectively, an increase of $5.9 million. The increase was primarily due to a $4.7 million increase in direct product candidate costs and a $1.2 million increase in unallocated expenses.

Direct expenses for zilovertamab increased $3.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to an increase in manufacturing development costs.

Direct expenses for ONCT-216 increased $0.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to an increase in manufacturing development costs.

Direct expenses for ONCT-808 increased $0.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to an increase in preclinical costs.

Unallocated expenses increased $1.2 million for three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to higher non-cash stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $2.8 million and $1.9 million, respectively, an increase of $0.9 million. The increase is primarily due to higher personnel and professional costs of $0.7 million, primarily related to non-cash stock-based compensation expenses, and an increase in director’s and officer’s insurance costs of $0.2 million.

Comparison of Nine Months Ended September 30, 2021 and 2020

Grant Revenue

Grant revenue for the nine months ended September 30, 2021 was $3.8 million, compared to $1.8 million for the nine months ended September 30, 2020, an increase of $2.0 million. The increase was primarily due to higher research and development subaward related costs incurred in 2021 as compared to 2020.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/
(in thousands)	2021	2020	(Decrease)
Zilovertamab	$8,888	$4,967	$3,921
ONCT-216	2,475	1,724	751
ONCT-808	1,465	—	1,465
Unallocated research and development expenses	5,240	2,867	2,373
Total research and development expenses	$18,068	$9,558	$8,510

Research and development expenses for the nine months ended September 30, 2021 and 2020 were $18.1 million and $9.6 million, respectively, an increase of $8.5 million. The increase was primarily due to a $6.1 million increase in direct product candidate costs and a $2.4 million increase in unallocated expenses.

Direct expenses for zilovertamab increased $3.9 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to: (i) an increase in manufacturing development costs, and (ii) an increase in clinical trial costs related to our ongoing CIRLL study.

Direct expenses for ONCT-216 increased $0.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase in manufacturing development costs.

Direct expenses for ONCT-808 increased $1.5 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase in preclinical costs.

Unallocated expenses increased $2.4 million for nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher non-cash stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $9.0 million and $6.9 million, respectively, an increase of $2.1 million. The increase is primarily due to higher personnel and professional costs of $1.8 million, primarily related to non-cash stock-based compensation expenses, and an increase in director’s and officer’s insurance costs of $0.3 million.

Liquidity

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2021, we had an accumulated deficit of $106.1 million and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had $97.4 million in cash and cash equivalents. We believe we have sufficient cash to fund our projected operating requirements for at least twelve months from the filing date of this Quarterly Report.  We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(19,973)	$(13,584)
Financing activities	616	14,792
Net increase (decrease) in cash and cash equivalents	$(19,357)	$1,208

Operating activities

During the nine months ended September 30, 2021, net cash used in operating activities was $20.0 million, resulting from our net loss of $23.3 million, which included non-cash charges of $4.3 million primarily related to stock-based compensation expenses, offset by a $1.0 million change in our operating assets and liabilities. The $1.0 million change in operating assets and liabilities primarily consisted of a $0.8 million increase in prepaid and other assets, a $1.5 million decrease in deferred revenue, and a $1.3 million increase in accounts payable and accrued expenses.

Financing activities

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2021, which resulted from net proceeds of $0.4 million received from the exercise of common stock options and $0.2 million received from the exercise of common stock warrants. Net cash provided by financing activities was $14.8 million for the nine months ended September 30, 2020, which resulted primarily from $14.5 million in net proceeds received from registered direct offerings completed in May 2020 and July 2020, and a firm commitment underwritten offering completed in September 2020, and $0.3 million received under the Paycheck Protection Program of The CARES Act in May 2020.

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
•

the future potential costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics LLC, and vincristine to conduct our clinical trials of zilovertamab and ONCT-216, respectively;

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

Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.  See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021, from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in our Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, in connection with the merger between GTx, Inc. and Oncternal Therapeutics, Inc. on June 7, 2019, we entered into a Contingent Value Rights Agreement, or the CVR Agreement, with Marc S. Hanover, as representative of the holders of contingent value rights, or CVRs, and Computershare Inc, as rights agent. The CVRs entitle the holders to receive payments based on dual action androgen inhibitor, or DAARI, technologies, which were previously known as selective androgen receptor degrader, or SARD, technologies.

Under the CVR Agreement, CVR holders were entitled to, in the aggregate: (i) 75% of any net proceeds received during the 15-year period after the closing of the merger, or the CVR Term, from the grant, sale or transfer of rights to DAARI or selective androgen receptor modulator, or SARM, technology that occurs during the 10-year period after the closing (or in the 11th year if based on a term sheet approved during the initial 10-year period), or Net Proceeds, excluding certain costs; and (ii) if applicable either 5% or 10% of net sales of products by us or our affiliates incorporating the DAARI technologies, or Net Sales, during the CVR Term.

On November 1, 2021, the parties entered into the First Amendment to Contingent Value Rights Agreement, or the CVR Amendment, to amend the CVR Agreement. The CVR Amendment: (i) increases our share of Net Proceeds from 25% to 50%; and (ii) provides that CVR holders will receive 5% of Net Sales, after deducting royalties paid to The University of Tennessee Research Foundation. In return, the CVR Amendment provides that we and our affiliates can deduct from Net Proceeds only certain costs that occur after November 1, 2021. The current CVR Agreement would have allowed us to deduct costs beginning in June 2019. The CVR Amendment also removes several provisions related to SARM products as we no longer have any rights to, or obligations under, the CVR Agreement regarding those products.

The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the CVR Agreement, which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 10, 2019. The foregoing description of the CVR Amendment does not purport to be complete and is qualified in its entirety by reference to the CVR Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	S-3	333-127175	August 4, 2005	4.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 6, 2011	3.2

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 9, 2014	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	000-50549	May 11, 2015	3.4

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	December 5, 2016	3.1

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	September 10, 2019	3.1

3.7	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	September 10, 2019	3.2

3.8	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	000-50549	May 25, 2021	3.1

3.9	Amended and Restated Bylaws of the Registrant	8-K	000-50549	September 10, 2019	3.3

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	August 9, 2019	4.2

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement, dated September 25, 2017, between the Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	October 20, 2017	4.9

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of the Registrant	S-4	333-230758	April 8, 2019	4.11

4.4	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of the Registrant	10-Q	000-50549	August 9, 2019	4.1

4.5	Form of Common Stock Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated May 19, 2020, between the Registrant the purchasers signatory thereto	8-K	000-50549	May 21, 2020	4.1

4.6	Form of Placement Agent Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated May 19, 2020, between the Registrant and the purchasers signatory thereto	8-K	000-50549	May 21, 2020	4.2

4.7	Form of Common Stock Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated July 17, 2020, between the Registrant and the purchasers signatory thereto	8-K	000-50549	July 21, 2020	4.1

4.8	Form of Placement Agent Warrant, issued by the Registrant pursuant to the Securities Purchase Agreement, dated July 17, 2020, between the Registrant and the purchasers signatory thereto	8-K	000-50549	July 21, 2020	4.2

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement, dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“HCW”)	8-K	000-50549	August 31, 2020	4.1

4.10	Form of Underwriter Warrant, issued by the Registrant pursuant to the Amended and Restated Underwriting Agreement, dated November 17, 2020, between the Registrant and HCW	8-K	000-50549	November 19, 2020	4.1

4.11	Form of Underwriter Warrant, issued by the Registrant pursuant to the Amended and Restated Underwriting Agreement, dated December 9, 2020, between the Registrant and HCW	8-K	000-50549	December 11, 2020	4.1

10.1	First Amendment to Contingent Value Rights Agreement dated November 1, 2021 by and between the Registrant, Marc S. Hanover, as the Holders’ Representative, and Computershare Inc., as Rights Agent					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Oncternal Therapeutics, Inc.

Date: November 4, 2021	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer