Form 10-K
period 2021-12-31
Oncternal Therapeutics, Inc.
filed 2022-03-10
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $212.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2021 of $4.75 per share.

The number of outstanding shares of the registrant’s common stock as of March 10, 2022 was 49,429,054.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

Oncternal Therapeutics, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to obtain and maintain regulatory approvals for our product candidates, including zilovertamab (formerly cirmtuzumab) and ONCT-216 (formerly TK-216);
•

our ability to identify and advance into the clinic product candidates, including ONCT-808, our ROR1-targeted CAR-T cell therapy candidate, and ONCT-534 (formerly GTX-534), our dual-action androgen receptor inhibitor, or DAARI, candidate;

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

•	our commercialization, marketing and reliance on third-party manufacturing capabilities and strategy;
•	the impact the COVID-19 pandemic has had on our business and the U.S. and global economies;
•	the plans and objectives of management for future operations and future results of anticipated products; and
•	our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for additional financing, and our ability to obtain additional financing.

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

SUMMARY OF RISK FACTORS

Investing in our common stock is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report. The principal risks and uncertainties affecting our business include the following:

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

•	The COVID-19 pandemic may adversely impact our business.
•

We depend heavily on the success of our product candidates, which are in clinical or preclinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.

•

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•	We rely on third parties for the manufacture of our product candidates for clinical and preclinical development and expect to continue to do so for the foreseeable future.
•

We may not be able to maintain orphan drug designations for some of our product candidates, and may be unable to leverage the benefits associated with orphan drug designation, including the potential for market exclusivity.

•	Fast Track designation by the FDA for ONCT-216 or our other product candidates may not actually lead to a faster development or regulatory review or approval process.
•

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third-party to conduct the clinical trials according to Good Laboratory Practices, Good Clinical Practices, and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

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

Our trademarks, trade names, and service marks referenced in this Annual Report include Oncternal®, which is protected under intellectual property laws and is our property. All other trademarks, trade names and service marks are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report appear without the ®️, TM, or sm symbols, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.Business.

Overview

Oncternal Therapeutics, Inc., or Oncternal, is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of patients with cancers that have critical unmet medical need. Oncternal focuses drug development on promising, yet untapped biological pathways implicated in cancer generation or progression. The following figure summarizes our current development programs:

Zilovertamab

Zilovertamab (formerly cirmtuzumab or UC-961) is an investigational, humanized, potentially first-in-class monoclonal antibody designed to: (i) inhibit Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance; and (ii) bind to a specific functionally important epitope of ROR1. ROR1 is a potentially attractive target for cancer therapy because it is an onco-embryonic antigen, a protein typically expressed during embryogenesis that may confer a survival and fitness advantage when reactivated and expressed by tumor cells. ROR1 overexpression in multiple tumor types, including mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, prostate cancer and breast cancer, and its expression has been associated with more aggressive disease, resistance to therapy and shorter progression-free survival, or PFS, and overall survival, or OS. In preclinical models, inhibition of ROR1 has shown anti-tumor activity, and we believe this may have additive or synergistic effects when combined with either targeted therapy or chemotherapy.

Preclinical studies demonstrated that zilovertamab bound with high affinity and specificity to ROR1, sparing healthy, non-cancerous tissues. When zilovertamab bound to ROR1, it blocked growth factor Wnt5a signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of CLL tumor cells. Zilovertamab was developed in the laboratory of one of our scientific advisors, Professor Thomas Kipps, M.D., Ph.D., Professor of Medicine and Evelyn and Edwin Tasch Chair in Cancer Research at the University

of California San Diego, or UC San Diego, with support from the California Institute for Regenerative Medicine, or CIRM. We have an exclusive, worldwide license to develop zilovertamab for certain therapeutic uses from UC San Diego. The U.S. Food and Drug Administration, or FDA, granted orphan drug designations for zilovertamab for the treatment of patients with MCL and for the treatment of patients with CLL/small lymphocytic lymphoma, or SLL, in 2020.

Zilovertamab is currently being evaluated in an ongoing Phase 1/2 clinical trial in combination with ibrutinib (Imbruvica) known as CIRM-0001 or the CIRLL (Cirmtuzumab and Ibrutinib targeting ROR1 for Leukemia and Lymphoma) study for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. In December 2021, we presented interim clinical data from this study at the American Society of Hematology (ASH) 2021 Virtual Annual Meeting. The objective response rate, or ORR, of 81%, complete response, or CR, rate of 35%, and median progression-free survival, or PFS, of 35.9 months we reported for patients with relapsed/refractory MCL treated with zilovertamab plus ibrutinib compared favorably to the historical ORR of 66%, CR rate of 20% and median PFS of 12.8 months previously published for patients with MCL treated with ibrutinib alone. The combination of zilovertamab and ibrutinib was well tolerated, with a safety profile consistent with or improved compared with historical data for ibrutinib monotherapy. As of January 31, 2022, we have completed enrollment of patients with MCL and CLL in the Phase 1/2 CIRLL study, and those patients are completing therapy or are in long-term follow-up.

In January 2022, we announced that following a successful End-of-Phase 2 meeting with the FDA for zilovertamab, we and the FDA agreed on key elements of our potentially pivotal Phase 3 clinical trial of zilovertamab for the treatment of patients with relapsed or refractory MCL. The FDA has also reviewed and agreed upon the key design features and operational details of our Phase 3 clinical trial protocol and statistical analysis plan. We expect to initiate a global Phase 3 study in the second quarter of 2022.

In addition, we are supporting two investigator-sponsored studies being conducted at UC San Diego: (i) a Phase 1b clinical trial for metastatic castration-resistant prostate cancer, or mCRPC, study, which has an Investigational New Drug Application, or IND, in effect, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL, which is open for enrollment.

Additional preclinical activities to evaluate zilovertamab in other cancer types, including hematologic malignancies, are ongoing.

ROR1 Cell Therapy Program

ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor, or CAR, T cell, or CAR-T, therapy that targets ROR1, which is in preclinical development as a potential treatment for hematologic malignancies and solid tumors. ONCT-808 utilizes the binding domain of zilovertamab as a single-chain variable region fragment, or scFv. Because zilovertamab has been shown to bind specifically to multiple tumor tissues but not to normal adult tissues in preclinical studies, we believe that zilovertamab-based CAR-T cells may be selective in distinguishing cancer from normal tissues. ONCT-808 was initially developed in collaboration with UC San Diego and is being further evaluated in preclinical studies in collaboration with the Karolinska Institutet in Stockholm, Sweden and the MD Anderson Cancer Center in Houston, Texas. We are working with Lentigen Technology, Inc. (lentivirus manufacturing), or Lentigen, and Miltenyi Biotec B.V. & Co. KG (cell processing) on the manufacturing aspects of the program. We have developed manufacturing production processes for both the lentivirus containing the CAR gene, and the ROR1 CAR-T cell drug product, along with all suitable release test methods enabling the submission to the FDA of an IND for the treatment of patients with relapsed/refractory B-cell malignancies, which we expect to occur in mid-2022.

Additionally, our ROR1 cell therapy strategy includes the potential development of a next-generation cell therapy, which could include CAR-expressing immune cells bearing additional features to overcome barriers in the tumor microenvironment. targeting ROR1-expressing cancer cells in solid tumors Also, we are evaluating “off-the-shelf” or allogeneic CAR-expressing immune cells, such as chimeric antigen receptor natural killer, or CAR-NK, cell therapies. We expect partnerships and collaborations to be essential for implementing our next-generation ROR1 cell therapy strategy.

ONCT-534 Dual-Action Androgen Receptor Inhibitor, or DAARI, Program

ONCT-534 (formerly GTX-534), our lead dual-action androgen receptor inhibitor, or DAARI, product candidate, is in preclinical development as a potential treatment for advanced castration-resistant prostate cancer, or CRPC, and other androgen receptor, or AR, driven diseases. DAARIs interact with both the N-terminal domain, or NTD, and the ligand-binding domain, or LBD, of the AR inducing AR degradation, and have demonstrated preclinical activity in prostate cancer tumor models resistant to approved AR-targeting therapies. We believe ONCT-534 has the potential to address significant unmet needs related to important tumor resistance mechanisms, including AR amplification, splice variants and LBD mutations.

ONCT-216

ONCT-216 (formerly TK-216) is a targeted inhibitor of E26 Transformation-Specific, or ETS oncoproteins, including certain overexpressed fusion proteins. Tumorigenic fusion proteins involving the Ewing sarcoma, or EWS, protein and an ETS protein can be found in virtually all cases of Ewing sarcoma. ETS-related translocations or overexpression are also found in many other tumors, such as diffuse large B-cell lymphoma, or DLBCL, prostate cancer and acute myeloid leukemia, or AML. Researchers in the laboratory of Jeffrey Toretsky, M.D., at Georgetown Lombardi Comprehensive Cancer Center, identified the precursor to ONCT-216 using a novel chemical screening assay they developed based on a deep understanding of the underlying biological mechanism of ETS factors. Following this early work, we generated ONCT-216, which is designed to be a specific inhibitor of ETS factors, through the rational design and screening of novel small molecule inhibitors of a critical protein-protein interaction. In preclinical models, ONCT-216 inhibited the interaction between ETS family members and RNA helicase A, or RHA, and by doing so, repressed excessive cell proliferation. We own intellectual property related to ONCT-216 and have an exclusive license to product candidates targeting ETS oncoproteins for therapeutic, diagnostic or research tool purposes from Georgetown University. The FDA has granted rare pediatric disease designation, as well as orphan drug and fast track designations for ONCT-216 for the treatment of Ewing sarcoma.

ONCT-216 is currently being investigated as a single agent and in combination with vincristine in an open-label, multicenter Phase 1/2 clinical trial in patients with relapsed or refractory Ewing sarcoma. In the third quarter of 2021, we added a new Phase 2 expansion cohort targeting up to 21 Ewing sarcoma patients to evaluate clinical responses to single agent ONCT-216 at 175 mg/m2/day, treating patients for 28 days per cycle with the next cycle starting immediately after the prior one, to intensify the amount of ONCT-216 administered over time. The expansion cohort is actively enrolling patients.

Our team

We have assembled a management team, board of directors and scientific founders who have significant experience in successfully developing and commercializing therapeutics in oncology and orphan diseases, having worked or served on the Board of companies such as Amgen, Inc., Bavarian Nordic, Inc. (lead cancer asset acquired by Bristol Meyers Squibb Company), Baxalta Incorporated (acquired by Shire PLC), Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc), Dynavax Technologies Corporation, Elan Corporation (acquired by Perrigo), Eli Lilly and Company, Gilead Sciences, Inc., Innocrin Precision Therapeutics, Inc., Johnson & Johnson, Merck, Micromet, Inc. (acquired by Amgen, Inc.), Pfizer, Inc., Roche Holding AG, Sorrento Therapeutics, Inc., Tracon Pharmaceuticals, Inc., and Zavante Therapeutics, Inc. (acquired by Nabriva Therapeutics plc).

Our strategy

Our mission is to build a leading oncology company that creates novel and transformative treatments for a wide range of oncology indications for which there are significant unmet medical needs. We believe our investigational agents target novel cancer pathways and have unique mechanisms of action. Our current pipeline is derived from our ability to identify therapeutic candidates that have generated promising, late-stage preclinical results or clinical data, and in-license them for further development. We are particularly focused on therapeutic approaches for which there is a genetic or protein biomarker that can be used to identify populations of patients most likely to respond. We prioritize targets that we believe have the potential to transform the treatment paradigm of difficult-to-treat cancers with either single agent or combination therapy. As is the case for many oncology products, we believe that potential efficacy in one indication suggests the potential for application in other indications that carry the same target. Our focus is on hematological malignancies and prostate cancer as we believe our product pipeline can have the greatest impact in addressing unmet needs of patients diagnosed with these diseases.

Key elements of our strategy are as follows:

•

advance zilovertamab through clinical development in multiple indications, with a primary focus on MCL as we expect to initiate a potentially pivotal Phase 3 clinical trial of zilovertamab for the treatment of patients with relapsed or refractory MCL in the second quarter of 2022;

•

advance ONCT-808, our ROR1-targeting autologous CAR-T cell therapy candidate, into clinical development for the treatment of patients with hematological malignancies, as we expect to submit a U.S. IND application in mid-2022;

•	advance ONCT-534, our lead DAARI product candidate, into IND-enabling studies and subsequently into clinical development for the treatment of patients with advanced prostate cancer;
•	advance ONCT-216 through clinical development for the treatment of patients with relapsed/refractory Ewing sarcoma, including completion of the ongoing Phase 1/2 clinical trial; and
•	evaluate our product pipeline in preclinical studies in additional tumors with a focus on hematological malignancies and prostate cancer.

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned IND submissions and clinical trials, including our global Phase 3 study of zilovertamab that we plan to initiate in the second quarter of 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Our Product Candidates

Zilovertamab - monoclonal antibody targeting ROR1

Zilovertamab scientific background: inhibition of ROR1 as a therapeutic strategy in cancer

ROR1 is an onco-embryonic protein essential for normal fetal development whose expression is suppressed at birth unless reactivated as a survival factor by many different cancers. The switching-on of ROR1 is consistent with the general process of de-differentiation in cancer, in which normal cells lose their highly differentiated functions and return to a more primitive state, where they exhibit a greatly increased capacity for invasion, metastasis and resistance to treatment. This de-differentiation is associated with expression of a number of genes normally restricted to fetal development, one of which is ROR1. Cancer cells with the highest potential for self-renewal are sometimes referred to as tumor-initiating cells or cancer stem cells and are capable of invading other tissues or metastasizing to form tumors in distant sites in the body. These tumor-initiating cells are also the cells that have been found to be the most resistant to standard cancer therapies including chemotherapy and radiation therapy. Cancer cells that overexpress ROR1 have been shown to have increased survival, migration and resistance to chemotherapy.

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

Inhibition of ROR1 signaling or silencing of ROR1 expression in multiple preclinical cancer models including breast cancer, ovarian cancer and glioblastoma, was associated with suppressing the expression of genes characteristic of tumor-initiating cells, and with repression of cancer migration and metastasis. Preclinical models have also demonstrated that inhibition of ROR1, or blocking of Wnt5a-induced signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of the tumor cells – resulting in fewer metastases and improved survival.

Inhibition of ROR1 has been demonstrated in preclinical models to be additive to, or synergistic with, chemotherapy agents such as paclitaxel, and with targeted therapy agents such as ibrutinib and venetoclax. In addition, inhibition of ROR1 has been shown to enhance sensitivity of cancer cells to targeted therapy with agents, such as erlotinib and may increase apoptosis and decrease proliferation.

In summary, we believe that ROR1 is an attractive therapeutic target in oncology for several reasons:

•	ROR1 is widely expressed on many tumors, including hematologic malignancies and solid tumors;
•

Expression of high levels of ROR1 on patients’ tumors is associated with more rapid disease progression, resistance to therapy and shorter patient survival, and therefore may represent an especially high unmet medical need;

•

Blocking of ROR1 activity in preclinical models inhibited tumor cell proliferation, migration and survival, and induced differentiation of the tumor cells, thus depriving the cancer of essential functionalities;

•

Inhibition of ROR1 has been observed in preclinical models to be synergistic with certain chemotherapies and targeted therapies, potentially allowing for safer and more efficacious combination therapies; and

•

Clinical data presented for MK-2140 (formerly VLS-101) a ROR1-targeting antibody-drug conjugate, or ADC, presented at the ASH 2021 Annual Meeting did not reveal any unusual or unexpected off-tumor organ toxicity and are consistent with our clinical observations. Zilovertamab is the ROR1 antibody used in the MK-2140 product candidate.

Two notable acquisitions in 2020 involved companies developing product candidates targeting ROR1: Merck & Co. acquired VelosBio, Inc. and its ROR1-targeting ADC (which was initially developed at Oncternal), and Boehringer-Ingelheim acquired NBE Therapeutics and its ROR1-targeting ADC.

Zilovertamab development in MCL and CLL

MCL disease overview

MCL is an aggressive form of non-Hodgkin’s lymphoma. There are approximately 4,200 new cases of MCL each year in the U.S., with the average age at diagnosis in the mid-60s. MCL is an aggressive lymphoma and carries a poor prognosis, with a median survival of about two to five years. The 10-year survival rate is only approximately 5-10%.

While there are several therapeutic options available to treat patients with relapsed or refractory MCL, we believe none of these options offers curative benefit, with most patients relapsing in less than 20 months. Inhibitors of Bruton’s Tyrosine kinase, or BTK, such as ibrutinib (Imbruvica), are emerging as a standard of care in patients who have failed other therapies. Most patients progress after 1-2 years of BTK inhibitor monotherapy (Rule et al 2017). As a result, we believe that more effective and better tolerated therapies with shorter treatment periods represent a significant unmet need.

CLL disease overview

CLL is the most common form of leukemia in adults, accounting for 25-30% of all leukemias in the U.S. According to The Surveillance, Epidemiology, and End Results (SEER) Program, an estimated 21,250 new cases of CLL were expected to occur in the U.S. in 2021, and in 2018 the prevalence of CLL in the U.S. was estimated to be 195,129 patients. CLL is primarily a disease of older adults. The median age at diagnosis is 71 years of age. Most patients are diagnosed as a result of routine blood work when elevated levels of lymphocytes are detected.

BTK inhibitor therapy has emerged as a standard of care for CLL and is recommended by the National Comprehensive Cancer Network (NCCN) guidelines as first-line therapy. Patients with CLL can experience a substantial period of disease control, but the disease eventually recurs, and is more likely to do so for patients with previous CLL therapy. Adverse events have been shown in a real-world analysis to limit ibrutinib treatment duration for almost half of all patients. An acceptable safety profile may be particularly important for patients with CLL who are older and may have multiple co-morbidities.

According to Evaluate Pharma, the global market for CLL therapies was estimated to be $9.1 billion in 2021, largely driven by targeted therapies, including ibrutinib, venetoclax, and acalabrutinib. We believe that CLL represents an attractive clinical and commercial opportunity for zilovertamab.

Zilovertamab preclinical summary in MCL and CLL

ROR1 is a potentially attractive target for cancer therapy because it is an onco-embryonic antigen, which is a protein typically expressed during embryogenesis that may confer a survival and fitness advantage when reactivated and expressed by tumor cells. ROR1 is over-expressed in many different cancers, including MCL, CLL, breast cancer and prostate cancer, and has been reported to be associated with more aggressive disease, resistance to therapy and shorter PFS or OS. In preclinical models, inhibition of ROR1 has shown anti-tumor activity and we believe may have additive or synergistic effects when combined with either targeted therapy or chemotherapy.

Zilovertamab is an investigational, humanized monoclonal antibody designed to bind to a specific functionally important epitope of ROR1. The ligand for ROR1 in hematologic malignancies is Wnt5a, a secreted glycoprotein that has a critical role in embryonic and fetal development. Researchers at the UC San Diego School of Medicine discovered that targeting a critical epitope on ROR1 was key to inhibiting Wnt5a activation, specifically targeting ROR1 expressing tumors. This led to the development of zilovertamab, which binds this critical epitope of ROR1. Preclinical studies demonstrated that zilovertamab binds with high affinity and specificity to ROR1, sparing healthy, non-cancerous tissues. Zilovertamab was not observed to bind to normal adult tissues in a Good Laboratory Practice, or GLP, tissue cross-reactivity study.

Preclinical studies have shown that ROR1 expression on tumor cells accelerated the development and progression of leukemia in animal models of CLL, and that Wnt5a enhanced CLL cell viability, migration and proliferation in a ROR1-dependent manner. Patients with high levels of ROR1 on their CLL cells have more aggressive disease and have a significant reduction in survival. An analysis of MCL and CLL patient samples has shown that ROR1 surface expression, as well as secreted Wnt5a levels, were comparable between patients with MCL and CLL.

Preclinical studies also showed that when zilovertamab bound to ROR1, it blocked growth factor Wnt5a signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of CLL tumor cells. Preclinical studies with zilovertamab showed that treating MCL or CLL patient’s tumor cells with a combination of zilovertamab and ibrutinib led to reduced proliferation. Additional in vitro studies showed that the combination of zilovertamab plus BTK inhibitor remains active in certain MCL cells that had become insensitive to BTK inhibitor alone. In vivo studies conducted in mouse models of human CLL have shown that ibrutinib and zilovertamab exerted antitumor activities through independent pathways; that is, inhibition of BTK by ibrutinib did not alter ROR1 signaling, nor did it impair the rate at which zilovertamab blocked ROR1 signaling. The combination of both drugs reduced the size of the spleen, the primary site of leukemic disease in these mice, as well as the number of CLL cells in these spleens. Further preclinical studies suggested that zilovertamab was synergistic with venetoclax in vitro.

Zilovertamab clinical development in MCL and CLL

Zilovertamab Phase 1 clinical trial in patients with CLL

A Phase 1 dose escalation clinical trial of zilovertamab, which was funded primarily by Oncternal and CIRM, was conducted in 26 patients with actively progressing CLL who had relapsed or refractory disease. Patients received four doses of zilovertamab administered every two weeks in cohorts of three, with patients receiving escalating doses ranging from 0.15 to 20 mg/kg/dose. Zilovertamab infusions were generally well tolerated. There were no dose-limiting toxicities, no serious adverse events, and no discontinuations related to adverse events. The most common adverse events included anemia, thrombocytopenia, and neutropenia, which were primarily attributed to the underlying CLL. Pharmacokinetic data showed a plasma half-life of approximately 32 days following four doses of zilovertamab at 16 mg/kg.

In this clinical trial, 22 patients were evaluable for response assessment; four patients who discontinued zilovertamab early without meeting criteria for progressive disease were not considered evaluable. No patients met criteria for complete or partial remission following this brief treatment. Seventeen of 22 evaluable patients had stable disease, or SD. Five patients had progressive disease. Most patients experienced reductions in their leukemic lymphocyte counts and were able to delay initiation of further treatments for an average of 262 days, at which point plasma levels of zilovertamab were undetectable. Although zilovertamab therapy was limited to four doses, one patient who received zilovertamab at 20 mg/kg had a greater than 50% reduction in lymphadenopathy. Analysis of blood samples from these patients prior to treatment showed significantly higher plasma levels of Wnt5a compared to healthy matched controls. Patients also had high levels of expression of ROR1 on their CLL cells. In addition, when compared to baseline, cells from zilovertamab treated patients showed a reduction in expression of a panel of genes identified as being highly correlated with stem cells and oncogenic dedifferentiation. These results were consistent with preclinical observations that zilovertamab-induced ROR1 inhibition may drive cells away from a stem-cell-like profile.

Zilovertamab CIRLL Phase 1/2 clinical trial in combination with ibrutinib in patients with MCL and CLL

Oncternal and UC San Diego, with funding from CIRM, and a donation of ibrutinib product from Pharmacyclics LLC, are conducting a Phase 1/2 trial of zilovertamab in combination with ibrutinib in patients with relapsed/refractory MCL, or patients with CLL who are either relapsed/refractory or treatment-naïve (the CIRLL study). This clinical trial was designed to evaluate the safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity of zilovertamab in combination with ibrutinib in adult patients with adequate performance status and organ function. The study has 3 parts:

Part 1 Dose Finding is a Phase 1b, open-label, sequential allocation, dose-finding evaluation of the sequential administration of zilovertamab monotherapy for 4 weeks followed by zilovertamab plus ibrutinib therapy in patients with relapsed/refractory MCL or CLL/SLL.

Part 2 Expansion is a Phase 2, open-label evaluation of the concurrent administration of zilovertamab plus ibrutinib in patients with relapsed/refractory MCL or CLL/SLL, using the recommended dose regimen for zilovertamab derived from Part 1.

Part 3 is a 2:1 randomized Phase 2 open-label, controlled, 2-arm, parallel group evaluation of the clinical activity and safety of zilovertamab plus ibrutinib versus ibrutinib alone in patients with treatment-naïve or relapsed/refractory CLL/SLL only.

We have completed enrollment of patients with CLL in Parts 1, 2 and 3, and those patients are completing therapy or are in long-term follow-up. Following an evaluation of safety and PK data from Part 1, the recommended dose regimen, or RDR, of zilovertamab for Part 2 was determined to be 600 mg of zilovertamab administered intravenously every two weeks for three doses, followed by dosing every four weeks until disease progression or intolerance develop. This zilovertamab regimen was designed and chosen to be used in combination with 560 mg of ibrutinib once daily for patients with MCL, or 420 mg of ibrutinib administered once daily for patients with CLL, which are the FDA-approved doses of ibrutinib in these indications.

Zilovertamab CIRLL Phase 1/2 clinical trial interim data in MCL

In December 2021, we presented updated interim data from the CIRLL trial in patients with MCL and CLL at the ASH 2021 Annual Meeting. As of the October 1, 2021 data cutoff date, 26 of the 31 patients with relapsed/refractory MCL enrolled in the dose-finding and dose-expansion cohorts of the CIRLL Phase 1/2 clinical trial were evaluable for efficacy. These patients had high-risk factors and were heavily pre-treated at study entry, 52% with a high Ki-67 proliferative index (≥30%), or High Ki-67 Patients, and 45% with intermediate/high simplified MCL international prognostic impact (sMIPI) score.

         The majority of drug-related treatment-emergent adverse event, or TEAES, and all Grade 3 or higher TEAEs in this study were deemed to be related to ibrutinib by the Investigators. No Grade 3 or higher TEAEs were deemed to be related to zilovertamab alone, and no new events were deemed to be unique to the combination therapy. The adverse event profile for ibrutinib plus zilovertamab was consistent with the published literature and prescribing information for single‑agent ibrutinib. Encouraging TEAEs related to myelosuppression appeared to be lower than expected for ibrutinib treatment, so quantitative analysis of complete blood count data for MCL was undertaken. Grade 3 or greater neutrophil decrease and platelets decrease of 9.7% for zilovertamab plus ibrutinib, respectively, appear to be qualitatively lower than the 29% Grade 3 or greater neutrophils decreased and 17% platelets decreased reported for the ibrutinib MCL registration study. This could be related to the observation that residual tumor cells during ibrutinib treatment express ROR1, which is activated by its ligand Wnt5a, leading to cross-activation of inflammatory pathways including JAK/STAT and secretion of inflammatory chemokines and cytokines including IL6 and IFN-gamma. Zilovertamab has been shown to inhibit this inflammatory activity.

The clinical outcomes reported for patients with MCL in Study CIRM-0001 were very encouraging. The ORR was 81% (21 of 26 evaluable patients) and: (i) nine (35%) achieved a CR; (ii) 12 (46%) achieved a partial response, or PR; and (iii) three (12%) had SD, for a total clinical benefit rate (CR, PR, SD) of 92% as of the data cutoff date. CRs have remained durable for up to 32 months. The ORR and median duration of response were favorable in patients with high-risk features associated with difficult to treat disease. High Ki-67 Patients had an ORR of 85% and a median duration of response of 14 months (95% confidence interval 13.7 months - not evaluable). Patients that had received more than one systemic prior therapy had an ORR of 82%, with the median duration of response not reached for patients receiving two prior lines of systemic therapy and 34 months (95% confidence interval 13.7 months to 34.1 months) for patients receiving three or more prior lines of systemic therapy. Five patients had received prior treatment with ibrutinib, with two achieving CRs and two achieving PRs. One patient that received prior treatment with ibrutinib had SD. Median PFS was 35.9 months, after a median follow-up of 14.4 months (95% confidence interval 11.4 months to 19.3 months), regardless of the number of prior systemic therapies. Median PFS had not been reached for patients achieving a CR. We believe these clinical results have the potential to translate into significantly improved clinical outcomes because they compare favorably with published historical data of a merged analysis of 370 patients with relapsed/refractory MCL from three clinical trials who had received a median of two prior therapies (Rule et al., 2017, British Journal of Haematology), which showed an ORR of 66%, CR rate of 20%, and median PFS of 12.8 months (95% confidence interval 8.5 – 16.6 months) for patients with MCL who were treated with single agent ibrutinib. Results from the ASH 2021 Annual Meeting poster presentation for patients with MCL treated with zilovertamab plus ibrutinib are shown in the figures below.

Figure 1. Study CIRM-0001. Best Tumor Response from Baseline (Percentage Reduction); Patients with MCL; Evaluable Population Administered Zilovertamab and Ibrutinib.

Figure 2. Study CIRM-0001. Progression Free Survival in Patients with MCL; Evaluable Population Administered Zilovertamab and Ibrutinib.

Figure 3. Study CIRM-0001. Progression Free Survival by Prior Systemic Therapy; in Patients with MCL; Evaluable Population Administered Zilovertamab and Ibrutinib.

Proportion Progression Free
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
0
3
6
9
12
15
18
21
24
27
30
33
36
Month
A: 1 Prior Systemic Regimen
B: 2 Prior Systemic Regimens
C: >=3 Prior Systemic Regimens
Censored
Event

At Risk:	0	3	6	9	12	15	18	21	24	27	30	33	36
A:	15	13	9	8	7	5	4	3	1	1	1	0	0
B:	7	5	3	3	3	3	2	2	2	1	0	0	0
C:	4	4	4	3	3	3	2	2	2	1	1	1	0

Figure 4. Study CIRM-0001. Progression Free Survival by p53 Mutation in Patients with MCL; Evaluable Population Administered Zilovertamab and Ibrutinib.

Proportion Progression Free
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
0
3
6
9
12
15
18
21
24
Month
A: p53 Mutation
B: No p53 Mutation
Censored
Event
At Risk: A: 6 5 4 4 4 3 1 0 0
B: 7 6 2 2 2 2 1 1 0

Figure 5. Study CIRM-0001. Progression Free Survival by sMIPI Subtypes in Patients with MCL; Evaluable Population Administered Zilovertamab and Ibrutinib.

Zilovertamab CIRLL Phase 1/2 clinical trial interim data in CLL

The interim CIRM-0001 study results for patients with CLL reported at ASH 2021 were also encouraging.  As of the October 1, 2021 data cutoff date, all 34 patients with CLL enrolled in the dose-finding and dose-confirming cohorts of this clinical trial were evaluable for efficacy. Patients had high-risk factors, and most were heavily pre-treated at study entry, with 71% having RAI staging II or higher and a median of two systemic prior therapies (range 1-15). The ORR was 91% (31 of 34 evaluable patients), consistent with prior published results. The CR rate was 6% (two of 34 evaluable patients). Twenty-nine patients (85%) achieved a PR and three patients (9%) had SD, for a total clinical benefit rate (CR, PR, SD) of 100%. Median PFS in patients with two or fewer prior therapies had not been reached, and patients with more than two prior therapies had a median PFS of 36.1 months after a median follow-up of 29.0 months (95% confidence interval 27.6 months to 31.6 months) in this high risk and mostly heavily pre-treated CLL population. Based on the Kaplan-Meier curve, landmark progression-free survival, or PFS, of approximately 85% and approximately 65% at 24 and 36 months, respectively, for CLL patients who had previously received two or more prior lines of therapy compared favorably to historical ibrutinib monotherapy of approximately 65% and approximately 50%, respectively (Byrd 2019). Landmark PFS was 100% at 36 months for CLL patients with two or fewer prior lines of therapy, which compares favorably to historical ibrutinib monotherapy of approximately 75% (Byrd 2019).

Thirty-one patients with CLL have also been enrolled in the (2:1) randomized efficacy cohort of the clinical trial, of which 22 were evaluable for efficacy. Data on this cohort are maturing, and median PFS for both arms had not been reached as of the October 1, 2021 cutoff date.

Figure 6. Study CIRM-0001. Best Tumor Response from Baseline (Percentage Reduction); Patients with CLL; Evaluable Population Administered Zilovertamab and Ibrutinib.

1001-205
1006-104
1006-101
1001-107
1001-201
1001-108
1001-105
1001-104
1007-202
1001-111
1001-206
1001-102
1001-106
1002-204
1001-101
1009-201
1002-205
1001-203
1007-203
1006-103
1003-201
1007-201
1001-121
1003-101
1001-109
1006-105
1001-202
1001-112
1001-114
1001-204
1002-201
1006-102
1002-203
1002-202
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
-100
% Change in SPD
2.9
14.7
13.6
10.8
6.7
2.4
2.2
2.7
18.8
28.1
159.6
14.1
27.7
8.8
39.1
200.4
82.9
24.4
19.7
13.6
16.0
40.7
16.4
22.3
42.9
8.5
36.4
63.4
2.7
66.2
48.1
29.1
85.5
203.3
Relapsed/Refractory
Treatment-Naive

Figure 7. Study CIRM-0001. PFS in the CLL Cohort in Phase 1/2 Clinical Trial of Zilovertamab in Combination with Ibrutinib, as of October 1, 2021.

Median PFS: Not reached
Median Follow-up: 29.0 months
Proportion Progression Free
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
0
3
6
9
12
15
18
21
24
27
30
33
36
Month
+ Censored
● Event

At Risk:	34	34	34	34	31	31	30	25	9	6	4	2	0

Median PFS: NE (95% CI: 36.26, NE)

We expect to announce a data update from this Phase 1/2 clinical trial in the second quarter of 2022.

Zilovertamab Phase 3 Study ZILO-301 in patients with Relapsed/Refractory MCL

In January 2022, we announced that following a successful End-of-Phase 2 meeting with the FDA for zilovertamab, we and the FDA agreed on key elements of the company’s potentially pivotal Phase 3 clinical trial of zilovertamab for the treatment of patients with relapsed or refractory MCL. The FDA has also reviewed and agreed upon the key design features and operational details of our Phase 3 clinical trial protocol and statistical analysis plan. Based on these agreements, we plan to conduct ZILO-301, a Phase 3 clinical trial entitled “Randomized, Double-blind, Placebo-controlled, Multi-center Phase 3 Study of Zilovertamab Plus Ibrutinib Versus Ibrutinib Plus Placebo in Patients with Relapsed or Refractory Mantle Cell Lymphoma.” The study will randomize patients with relapsed or refractory MCL who have experienced SD or achieved a PR after receiving four months of oral ibrutinib therapy to receive either blinded zilovertamab or placebo, and all patients will continue receiving oral ibrutinib. The primary endpoint, intended to support submission of a Biologics License Application, or BLA, seeking regular FDA approval, will be PFS. An interim analysis potentially supporting submission of a BLA seeking accelerated FDA approval will be conducted with a primary endpoint of ORR, plus Duration of Response, or DOR. The FDA previously provided positive feedback on the sufficiency of the preclinical and pharmacology studies of zilovertamab needed to support a BLA submission.

Study ZILO-301 will be conducted internationally in at least 50 centers with demonstrated expertise treating MCL, with initiation expected in the second quarter of 2022. The Phase 3 trial is designed to evaluate up to 250 randomized patients.

We are also planning to conduct Study ZILO-302, an open-label companion clinical trial to Study ZILO-301. Patients who have progressive disease during the initial four months of ibrutinib monotherapy from Study ZILO-301 will be enrolled and treated with zilovertamab plus ibrutinib, to determine whether ROR1 inhibition can sensitize patients to ibrutinib therapy. If successful, Study ZILO-302 could result in an additional approval or label expansion for this underserved patient population.

Zilovertamab development in prostate cancer

Prostate cancer disease overview

Prostate cancer is the second most frequently diagnosed cancer among men in the U.S. behind skin cancer, according to the American Cancer Society. While patients with localized prostate adenocarcinoma have 5-year survivals that approach 100% according to the SEER Program database, outcomes are much more dismal in the metastatic setting, with an estimated 5-year survival of 30%. Much of this mortality is attributed to castrate resistant disease, in which the malignancy develops the ability to progress despite androgen deprivation or blockade. In its castrate resistant state, the disease is characterized by impaired quality of life and diminished survival. Current management strategies include hormonal and cytotoxic therapies. Though these approved therapeutic agents have slightly prolonged survival for patients with this disease, responses are not durable and nearly all patients develop resistance. Moreover, many of these therapies are not targeted and in the case of cytotoxic therapies, are associated with toxicity and poor tolerability. Despite a growing understanding of the molecular signaling associated with prostate cancer growth, there remains a paucity of targeted therapies in the management of prostate adenocarcinoma.

ROR1 is expressed by approximately 90% of prostate cancers, and the Wnt5a signaling pathway is activated in patients with advanced prostate cancer that is progressing while on treatment with an AR inhibitor. Treatment of prostate cancer cell lines with an AR inhibitor was found to increase the expression of Wnt5a, and the addition of Wnt5a attenuated the antiproliferative effect of AR inhibition. The expression of Wnt5a in the tumors of patients with mCRPC has been associated with poor OS. Notably, ROR1 expression has also been shown on certain prostate cancer cell lines that had lost dependence on the AR signaling pathway, an important mechanism of resistance development in advanced prostate cancer. We are collaborating with academic investigators to investigate the potential effects of zilovertamab on this disease.

Zilovertamab clinical development in prostate cancer

An investigator-sponsored prospective, open-label, non-randomized, one-arm Phase 1b study to evaluate the safety and efficacy of, and to determine the recommended Phase 2 dose, or RP2D, of, docetaxel combined with zilovertamab in patients with mCRPC is about to open at UC San Diego, with an IND in effect. During the treatment period, zilovertamab and docetaxel will be administered by IV infusion on an outpatient basis. Initially, zilovertamab be given as a series of loading doses with biweekly IV infusions on days 1, 15, and 29 of cycle 1. Following this, zilovertamab will be given concurrently with docetaxel (cycles 2 up to 6 depending on tolerance to docetaxel) and each cycle will be 21 days in length. Patients will be treated for a maximum of six cycles with combination therapy. Following completion or discontinuation of docetaxel, cycle length will be 28 days and zilovertamab will be administered day 1 of every 28-day cycle starting at cycle 8 (or earlier depending on tolerance). Zilovertamab will be administered IV on day 1 of the cycle.

Zilovertamab development in breast cancer

Zilovertamab was evaluated in an investigator-sponsored single-arm, open-label, Phase 1b trial of zilovertamab in combination with paclitaxel in patients with locally advanced, unresectable or metastatic HER2-negative breast cancer. The primary objective of this trial was to determine the safety and tolerability during the first four weeks of fixed dose zilovertamab when administered in combination with weekly standard of care paclitaxel to patients with metastatic, or locally advanced, unresectable breast cancer. The treatment regimen was zilovertamab at a dose of 600 mg on days 1 and 15 of cycle 1, and then on day 1 of each subsequent 28-day cycle, and paclitaxel weekly at a dose of 80 mg/m2. The study was completed by UC San Diego and analyzed based on a data cutoff of August 12, 2021. Twenty-three patients were screened, and 16 were treated with paclitaxel and zilovertamab. Adverse events were consistent with the known safety profile of paclitaxel alone. There was no dose limiting toxicity, no discontinuations and no serious adverse events attributed to zilovertamab. Adverse events possibly related to zilovertamab included nausea, neutrophil count decreased, and constitutional symptoms. Among the 16 patients in the intent-to-treat population, the ORR was 37.5% (95% confidence interval 15.2% - 64.6%) with six patients experiencing PR, and the best response rate, including SD, was 75.0% (95% confidence interval 47.6% - 92.7%).

Additional potential clinical opportunities for zilovertamab in other solid tumors

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

Ovarian cancer. ROR1 is expressed by approximately 54% of ovarian cancers, which is the most lethal gynecologic malignancy among women worldwide. Analysis of ROR1 expression on ovarian cancer patient samples revealed that disease-free survival and OS rate in patients with high ROR1 expression were significantly lower than in patients with low or no ROR1 expression. In a preclinical study, it was shown that a ROR1 antibody inhibited growth of ovarian cancer cell lines in vitro and slowed tumor growth in a mouse model. Zilovertamab also demonstrated an anti-proliferative effect on certain ovarian and endometrial cancer cell lines in vitro.

Pancreatic cancer. ROR1 is expressed by approximately 83% of pancreatic cancers. A recent preclinical study has shown that blocking ROR1 led to apoptotic cell death, which was further enhanced in combination with chemotherapeutic drugs such as erlotinib and ibrutinib, when tested against a panel of pancreatic cancer cell lines.

ROR1 CAR-T Cell Therapy Program

We are developing our CAR-T cell therapy candidate based on the ROR1 binding domain of zilovertamab to treat patients with aggressive hematological malignancies or solid tumors. We believe that the selective expression of ROR1 on many tumor cells and its absence on normal cells make it an ideal target for a CAR-T cell therapy approach. In addition, we believe that ROR1-negative relapses might be less likely to develop after ROR1 CAR-T cell therapy, because the survival benefit imparted on cancer cells by ROR1-associated activities may limit the development of ROR1-negative tumors, such that tumor cells that lose or mutate ROR1 to escape CAR-T cell treatment may be less aggressive than the parental cells. Our ROR1-targeting CAR-T cell therapy candidate, ONCT-808, is in preclinical development and we expect to submit to the FDA our first IND for the treatment of patients with relapsed/refractory B-cell malignancies in mid-2022. We are pursuing a two-pronged development strategy for our ROR1 CAR-T cell therapy program. The first part of the strategy is to demonstrate evidence of safety and clinical activity of our ROR1 CAR-T cell therapy in humans while seeking to reduce the development risks by using an established autologous CAR-T approach and targeting hematological indications that are known to be susceptible to CAR-T cell therapy. The second part of the strategy will be to develop next-generation cell therapies targeting ROR1 by introducing more advanced cell therapy technologies, which could include CAR-T cells bearing additional features to overcome the solid tumor microenvironment, as well as “off-the-shelf” or allogeneic CAR-T cell or CAR-NK cell therapies.

We expect partnerships and collaborations to be essential for implementing our next-generation strategy. In January 2021, we announced a research and development collaboration with Karolinska Institutet to advance novel ROR1-targeting cell therapies focused on CAR-T cells and CAR-NK cells from the laboratory into the clinic. In September 2021, we announced a research collaboration with Celularity Inc., or Celularity, to evaluate placental derived-cellular therapies targeting ROR1. As part of the collaboration, Celularity will explore in preclinical studies: (i) the use of zilovertamab in combination with Celularity’s natural killer cells, and (ii) ROR1-targeted chimeric antigen receptor, or CAR, gene modification in Celularity’s CYNK natural killer cell and CyCAR-T cell platforms.

We are also collaborating with SPH for our CAR-T cell therapy program, through its U.S. subsidiary Shanghai Pharmaceutical (USA) Inc., or SPH USA. SPH USA entered into the SPH USA License Agreement with us to develop ROR1-targeted CAR-T cell therapy product candidates in greater China. One of SPH USA’s affiliates intends to conduct one or more initial clinical trials of the licensed ROR1 CAR-T cell therapy candidate at hospitals in China that have experience with processing cellular immunotherapy materials and conducting CAR-T cell therapy clinical trials.

Scientific background: CAR-T cell therapy overview

Immuno-oncology approaches to treating cancer involve redirecting one of the pillars of the immune system, the adaptive immune system, so that it specifically and efficaciously recognizes cancerous cells that might previously have escaped immune recognition. A key element in the adaptive immune response is the T cell that can recognize and kill infected and abnormal cells. T cells also act to signal other immune cells to respond to threats. T cells recognize their targets because they are selected in a way that allows them to specifically recognize foreign antigens on the surface of other cells.

T cells are well suited for immuno-oncology applications based on several characteristics. They have evolved to be exquisitely specific and avid killers. One T cell can eliminate numerous target cells. T cells are extremely specific, able to recognize a cancer cell and kill it, while ignoring an almost identical healthy cell. T cells are thought to be vigilant all the time, eliminating cancer cells from the body before they can form tumors. However, tumor cells sometimes evolve to escape T cell killing by activating a number of pathways that suppress T cell function. Adoptive T cell therapies, and specifically CAR-T cells, are being developed to provide methods to generate large quantities of T cells capable of specifically recognizing and killing tumor cells despite tumor suppressive mechanisms.

CAR-T cells are generated by isolating T cells from patients and modifying them to recognize specific antigens on tumors. T cells have potent cell killing activity that is directed to target cells that are recognized by specific T cell receptors, or TCRs, that are expressed on the surface of these T cells. While some T cells have TCRs that can recognize cancer cells leading to their killing, potent T cells do not develop against all tumor targets. In some cases, the potential cancer cell target is also a protein that has an essential role in other tissues or at other stages of development, and TCRs that recognize these targets are eliminated during normal T cell development.

CAR-T cell therapy has emerged as a way to engineer T cells to recognize specific targets, such as those that are selectively expressed on cancer cells. A gene encoding a chimeric protein is constructed that contains a single antigen-binding domain of an antibody that specifically recognizes the target, which is coupled to a T cell costimulatory domain and a portion of the T cell receptor.

CAR-T cell therapies are typically produced from a patient’s own T cells, which are isolated by leukapheresis. These cells are then genetically modified with the chimeric antigen gene construct which can be delivered by various mechanisms, such as lentiviral gene delivery vectors. Transduced cells are then expanded and undergo quality testing before being reintroduced into the same patient. This approach is also known as autologous CAR-T cell therapy.

Figure 8. CAR-T Production and Patient Treatment.

1
Collect blood
T-cells
2
Reprogram T-cells
CAR-T-cells
CAR-T-cell
Therapy
3
Multiply
4
Infusion
5
CAR-T-cells attack
cancer cells

DAARI Program

ONCT-534, our lead DAARI program candidate, is a novel investigational, potentially first-in-class, orally bioavailable, AR dual-action inhibitor, for the treatment of patients with mCRPC and other AR-driven diseases. Based on preclinical studies, we believe ONCT-534 has the potential to be a novel treatment option for patients with advanced prostate cancer. We licensed ONCT-534 and certain other DAARI program rights from the University of Tennessee Research Foundation, or UTRF, under an exclusive, worldwide license agreement.

Figure 9. Schematic Representation of Clinically Relevant Domains of the Androgen Receptor.

We have chosen AR antagonism and degradation as our target mechanism of action focus due to the well-documented biology of AR signaling as the principal driver of prostate cancer. ONCT-534 has demonstrated activity in preclinical models of AR overexpression, AR mutations, as well as AR splice variants, all common mechanisms of resistance to current standard of care agents in advanced prostate cancer. ONCT-534 has a potentially novel and unique mechanism of action: interacting with both the NTD and LBD of the AR, inhibiting AR function as well as inducing AR protein degradation. We believe that this NTD binding is relevant to the activity of ONCT-534 against tumors expressing AR splice-variants that do not contain an LBD. Current standard of care treatment options, such as enzalutamide or apalutamide, bind only to the LBD of the AR, which may explain their reduced efficacy in patients with AR-SV-expressing tumors, as these AR variants lack the LBD. We believe that the differentiated dual-action pharmacology of ONCT-534 has the potential to translate into improved clinical outcomes over current standard of care agents.

Prostate cancer overview

Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of prostate-specific antigen, or PSA, which is an indication of recurrent disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA usually undergo androgen deprivation therapy, or ADT. While most of these patients initially respond to ADT, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have castrate resistant prostate cancer, or CRPC. Following diagnosis of CRPC, patients have generally been treated with anti-androgens that competitively block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR resulting in functional inhibition of the AR signaling pathway, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in PFS and OS have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history, such as hormone-sensitive prostate cancer, or HSPC, and non-metastatic CRPC, or nmCRPC.

The growth of prostate tumors is in large part mediated by an activated AR pathway. Generally, there are three means of activating the AR. First, androgens, such as dihydrotestosterone, can activate the AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgens for activation. A third mechanism may involve certain signaling pathways that activate AR independent of androgen activity. Generally, current drugs for the treatment of prostate cancer are directly inhibiting activation of the AR pathway by: (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches will eventually fail due to mechanisms of resistance, which involve the LBD end of the receptor, whether at the DNA level via AR amplification, or via LBD mutations, or at the RNA level via the emergence of AR splice variants. With respect to the development of alternative pathway mechanisms of AR activation, tumors might also be insensitive to antiandrogen activity. Lastly, in patients who have been treated for years with various antiandrogen therapies, genomic changes may lead to additional, non-AR-related oncogenic drivers, also insensitive to inhibition of AR pathway biology.

Mechanism of Action

As a DAARI, ONCT-534 has a potentially novel and unique mechanism of action: it interacts with both the NTD and the LBD of the AR (shown in the figure above), inhibiting AR function and leading to AR protein degradation. We believe that this NTD binding is relevant to the activity of ONCT-534 against tumors expressing AR splice-variants by preventing AR activation. In this respect, ONCT-534 is designed to mechanistically differ from classical non-steroid antiandrogens that interfere with androgen synthesis, such as abiraterone, and to differ from current standard of care treatment options, such as darolutamide, enzalutamide, or apalutamide, that bind only to the LBD of the AR, which may explain their reduced efficacy in patients with AR-SV-expressing tumors, as these AR variants lack the certain parts of the LBD. We believe that the potentially differentiated dual-action pharmacology of ONCT-534 has the potential to translate into significantly improved clinical outcomes over current standard of care agents.

We believe our mechanism of action offers potential for DAARI therapeutic development in other AR-driven diseases, such as luminal AR-positive triple-negative breast cancer, or LAR-TNBC, as well as non-oncology indications, such as Spinal Bulbar Muscular Atrophy, or SBMA.

ONCT-534 development in prostate cancer

We are evaluating ONCT-534 as a potential therapy for patients with advanced CRPC and other AR-driven diseases.

In preclinical studies, ONCT-534 demonstrated antagonism and degradation of full-length AR, mutant LBD AR, and AR-splice variants. ONCT-534 additionally has shown strong in vivo activity in models of prostate cancer in both castrated and intact animals that are resistant to AR antagonists, such as enzalutamide, as detailed below.

To assess the ability of ONCT-534 to treat enzalutamide-resistant cancers, we conducted in vivo studies in an enzalutamide-resistant MDVR VCaP cell line xenograft model. This treatment resistance can be seen in the figures below for both castrated and intact animals, as tumors in mice dosed with enzalutamide grew at nearly the same rate as tumors in mice dosed only with the drug vehicle, a control similar to dosing with a placebo. Orally delivered ONCT-534 significantly inhibited tumor growth, described as tumor growth inhibition, or TGI, in these enzalutamide-resistant MDVR tumors.

Figure 10. DAARIs Exhibit AR-specific Anti-tumor Activity in ENZA-resistant Preclinical Model.

In a mouse xenograft model of human prostate cancer in intact animals, tumor growth of LnCAP human prostate cancer cells that overexpress AR (LnCAP-AR) was significantly inhibited by treatment with ONCT-534, as shown in the figure below.

Figure 11. DAARIs Exhibit AR-specific Anti-tumor Activity in AR-overexpressing Preclinical Model.

AR-V7 is a splice variant of AR that lacks the LBD and hinge region and is expressed in 22Rv1 cells, which are human prostate carcinoma epithelial cells derived from a xenograft that was serially propagated in mice after castration-induced regression and relapse of the parental, androgen-dependent xenograft. As shown in the figure below, enzalutamide is not efficacious against these tumors that lack the LBD. Treatment with ONCT-534 however, resulted in tumor growth inhibition as well as significant reduction in PSA in this model, demonstrating activity at the NTD.

Figure 12. DAARIs Exhibit Anti-tumor Activity in AR Splice-variant Preclinical Model.

Preclinical IND-enabling activities are ongoing for ONCT-534. The manufacturing process has been established and transferred to the lead manufacturer. We are also evaluating potential Phase 1/2 clinical study designs to demonstrate safety, determine the RP2D and efficacy, including the effect on patient PSA levels of ONCT-534 in patients with relapsed or refractory mCRPC regardless of their mutational status.

ONCT-216 - ETS oncoprotein inhibitor

ONCT-216 is an investigational, potentially first-in-class, targeted small-molecule inhibitor of the ETS family of oncoproteins, including fusion proteins. Tumorigenic fusion proteins involving the EWS protein and an ETS protein can be found in virtually all cases of Ewing sarcoma. ETS-related translocations or overexpression are also found in many other tumors, such as DLBCL, prostate cancer and AML. Researchers in the laboratory of one of our scientific advisors, Jeffrey Toretsky, M.D. of Georgetown Lombardi Comprehensive Cancer Center, identified the precursor to ONCT-216 by using a novel chemical screening assay that they developed based on a deep understanding of the underlying biological mechanism of ETS factors. Following this early work, ONCT-216, which is designed to be a specific, high-affinity inhibitor of ETS factors, was created by us through the rational design and screening of novel small molecule inhibitors of a critical protein-protein interaction. In preclinical models, ONCT-216 has inhibited the interaction between ETS family members and RNA Helicase A, RHA and by doing so, shut down excessive cell proliferation.

We are evaluating ONCT-216 as a single agent and in combination with vincristine, in heavily pretreated patients in a Phase 1/2 clinical trial in patients with relapsed or refractory Ewing sarcoma. The dose-finding portion of the study was completed in 2019. We completed enrollment of the Phase 2 expansion cohort to evaluate the clinical response of treatment with ONCT-216 in combination with vincristine using the RP2D regimen, and we are currently enrolling patients in a new Phase 2 expansion cohort to evaluate clinical responses to single agent ONCT-216 using an optimized dosing regimen, treating patients for 28 days per cycle with the next cycle starting immediately after the prior one, to intensify the amount of ONCT-216 administered over time. Ewing sarcoma is a rare pediatric cancer that has historically been very challenging to treat effectively, particularly for recurrent and metastatic disease. The FDA has granted rare pediatric disease designation, as well as orphan drug and fast track designations for ONCT-216 for the treatment of Ewing sarcoma.

ONCT-216 scientific background: ETS transcription factors and oncogenesis

ONCT-216 targets the ETS family of oncoproteins known to be associated with both solid tumors and hematological malignancies. In normal development and physiology, ETS transcription factors govern processes such as cell cycle control, differentiation, proliferation, apoptosis, tissue remodeling and angiogenesis. However, when alterations in the functions of ETS factors develop, through overexpression, gene fusion or modulation, they have been shown to lead to tumor initiation, progression, and metastasis. Fusion proteins are a well-known category of targets for small molecule cancer therapy that have been cited in the scientific literature as providing a number of diagnostic and therapeutic advantages because of their tumor-specific expression.

Fusion proteins involving ETS factors have been implicated in various solid tumors, including Ewing sarcoma and prostate cancer. For example, approximately 85% of Ewing sarcomas contain a genomic rearrangement between chromosomes 11 and 22. DNA is exchanged between these chromosomes in a pathological manner, and this exchange results in a fusion of two genes: the FLI1 gene, an ETS family member, and the EWSR1 gene, an unrelated transcription factor. This gene fusion, known as EWS/FLI1, functions as a transcription activator that is no longer controlled by the relevant regulatory machinery in the cell. In addition to escaping regulation, the dysregulated function of the resultant EWS/FLI1 fusion protein causes a series of abnormalities in RNA processing including aberrant mRNA expression and splicing, where it leads to defects in the synthesis of proteins, such as BRCA1, a DNA repair protein. EWS/FLI1 fusion proteins also cause the formation of abnormal and potentially deleterious DNA and RNA structures known as R-loops that are associated with replication and transcriptional blocks as well as being prone to increased DNA damage.

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

Despite the genetic associations between ETS factors and tumorigenesis and the reported correlation between high levels of ETS factor expression and survival, there are currently no approved therapeutics available that target these factors. We believe that our approach of inhibiting protein-protein interactions is novel and that our product candidate ONCT-216 targeting ETS factors could fill an important gap in the treatment landscape for both solid tumors and hematological malignancies.

ONCT-216 development in Patients with Ewing sarcoma

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

ONCT-216 preclinical data in Ewing sarcoma

ONCT-216 was the product of a novel approach based on developing small molecule inhibitors of a critical protein-protein interaction linked to the ETS family of transcription factors. Researchers at Georgetown University identified YK-4-279, the precursor to ONCT-216, by using a novel chemical screening assay. Following this early work, ONCT-216, a specific inhibitor of ETS factors, was then created by Oncternal through the rational design and screening of novel small molecule inhibitors of a critical protein-protein interaction linked to the ETS family of transcription factors. ONCT-216 is a structural analog of YK-4-279 that has shown increased potency in biochemical, cellular and xenograft tumor models.

Figure 13. ONCT-216 Inhibits Interaction of ETS Fusion Protein EWS/FLI1 with RHA.

In Ewing sarcoma, a key heterodimer between EWS/FLI1 and RHA forms the core of a transcriptome complex causing activated oncogenes, inhibited tumor suppressors, abnormal RNA transcription and abnormal RNA splicing. ONCT-216 was developed to disrupt that heterodimer, thereby potentially preventing transcription and leading to inhibition of the oncogenic activity of EWS/FLI1, by decreasing oncogene expression, increasing tumor suppressor function, and apoptotic cell death. In preclinical models, ONCT-216 inhibited the interaction between ETS family members and RHA and by doing so, shut down excessive cell proliferation and caused apoptotic cell death.

ONCT-216 clinical development in Ewing sarcoma

We are evaluating ONCT-216 as a single agent and in combination with vincristine in an open-label, multicenter Phase 1/2 clinical trial in patients with relapsed or refractory Ewing sarcoma. Ewing sarcoma is a rare pediatric cancer that has historically been very challenging to treat effectively, particularly for recurrent and metastatic disease. ETS fusion proteins have been shown to be present in over 90% of Ewing sarcoma cases. The dose escalation portion of the study was completed in 2019, and we completed enrollment of the Phase 2 expansion cohort to evaluate the clinical response of treatment with ONCT-216 in combination with vincristine using the RP2D regimen. The RP2D for the combination had been established to be 200 mg/m2/day of ONCT-216 for 14 days, with vincristine 0.75-1.5 mg/m2 on the first day of each 28-day treatment cycle.

In November 2021, we announced updated interim clinical data from our ongoing open-label, multicenter Phase 1/2 clinical trial evaluating ONCT-216 in patients with relapsed or refractory Ewing sarcoma. Patients entering the trial had previously been treated with a median of three, and as many as nine prior lines of systemic therapy. The presentation included interim data for 60 evaluable patients, including 37 evaluable patients treated at the RP2D as of the October 1, 2021 efficacy cutoff date. Two of the 37 patients treated at the RP2D (5.4%) achieved a CR. One patient achieved a CR after resection of a residual non-target lung lesion at Cycle 6 and completed >2-years of treatment with no evidence of disease, and one patient remains on treatment with no evidence of disease at

>20 months on study as of the cutoff date. The best ORR was 8.1% for patients treated with RP2D. Twelve additional patients treated at the RP2D had SD, for a disease control rate (CR, PR or SD) of 40.5%. The median duration of response for patients treated at the RP2D was 14.7 months. In the third quarter of 2021, we added a new Phase 2 expansion cohort targeting up to 21 Ewing sarcoma patients to evaluate clinical responses to single agent ONCT-216 at 175 mg/m2/day, treating patients for 28 days per cycle with the next cycle starting immediately after the prior one, to intensify the amount of ONCT-216 administered over time. The new Phase 2 expansion cohort is actively enrolling patients. Results from the CTOS 2021 Annual Meeting presentation for patients with relapsed or refractory Ewing sarcoma treated with ONCT-216 as a single agent and in combination with vincristine are shown in the figures below.

Figure 14. ONCT-216 Patient Overview: Swimmer’s Plot.

Subjects in RP2D Cohort and Evaluable Population
Numbers refer to prior No. of systemic therapies
Status
Continuing in Study
Complete Response
Partial Response
Stable Disease
Progressive Disease
Death
End of Treatment
0
5
10
15
20
25
30
Months From Start of Study Treatment

In the fourth quarter of 2022, we expect to announce additional interim clinical data from this Phase 1/2 clinical trial in patients with Ewing sarcoma, including data from the expanded cohort with the intensified dosing regimen.

Potential additional clinical opportunities for ONCT-216

Diffuse Large B-Cell Lymphoma, or DLBCL. DLBCL is a form of non-Hodgkin lymphoma, or NHL, that is the most common blood cancer. Lymphomas occur when cells of the immune system grow and multiply uncontrollably. B cells are a type of lymphocyte that is responsible for producing antibodies. DLBCL occurs mostly in adults and is a fast-growing (aggressive) B-cell lymphoma. It can start in the lymph nodes or outside of the lymphatic system in the gastrointestinal tract, testes, thyroid, skin, breast, bone, or brain. Often, the first sign of DLBCL is a painless rapid swelling in the neck, armpit, abdomen, or groin caused by enlarged lymph nodes. For some people, the swelling may be painful. Other symptoms include night sweats, unexplained fevers, and weight loss.

ETS transcription factors have been implicated in the development of lymphoid tissues and immune system control. ETS1 and FLI1 have been shown to regulate important mechanisms in B-cell development and maturation, such as the B-cell specific activator PAX5 as well as the regulator of plasma cell differentiation, PDRM1. DLBCL is the most common subtype of NHL that has been shown to have high expression of these transcription factors. Nearly one-quarter of 166 DLBCL cases were characterized by a recurrent lesion on chromosome 11q24.3, which contains the transcription factors ETS1 and FLI1. In a published report, ONCT-216 demonstrated anti-lymphoma activity in vitro and in vivo when used either alone or in combination with certain other lymphoma therapies, including venetoclax or lenalidomide. Notably, ONCT-216 was administered orally in the in vivo studies suggesting the potential for an oral dose development.

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

We believe ONCT-216 may provide a novel therapeutic strategy for the treatment of patients with advanced prostate cancer, in particular those who carry the ETS family fusion gene TMPRSS2-ERG. In a preclinical in vivo study, YK-4-279, which is an analog of ONCT-216, showed anti-tumor activity against a prostate cancer cell line harboring the ETS-family translocation, while growth of a prostate cancer cell without the translocation was not inhibited.

Acute myeloid leukemia, or AML. AML is a hematologic malignancy characterized by dysregulated maturation of myeloid or blood stem cells and failure of the bone marrow to properly function, leaving patients with anemia and immune deficiency, and at high risk of infections and bleeding. AML is the most common type of acute leukemia in adults. Approximately 21,450 new AML cases and 10,920 AML associated deaths occur annually in the U.S. The average age of an AML patient is 68 years. The National Cancer Institute estimated in 2018 that the five-year survival rate for adult patients with AML was approximately 27%. We believe that there is a need for more effective and less toxic therapies for AML.

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

Figure 15. Survival of Patients with AML is Related to Expression of ETS Oncoproteins ERG (left) or ETS2 (right).

Multiple AML cell lines have been shown to be sensitive to being killed by ONCT-216, with sensitivity proportional to ETS expression. ONCT-216 may provide a novel therapeutic strategy for the treatment of patients with relapsed and refractory AML, a patient population known to express, in certain cases, fusion proteins involving ETV6, and to have overexpression of ETS family members including FLI1, ERG, ETS2, and ETV5.

Figure 16. Prostate Cancer Sensitivity was Associated with an ETS-family Fusion Protein in Human Prostate Cancer Xenograft Models.

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

Zilovertamab competition

There are several therapeutic options available to treat patients with relapsed or refractory MCL, including BTK inhibitors. In an open-label Phase 2 clinical trial, ibrutinib (Imbruvica), a BTK inhibitor that is approved by the FDA for the treatment of patients with relapsed MCL, demonstrated an ORR of 66% and a CR rate of 17%, with a median DOR of 17.5 months. In an open-label Phase 2 clinical trial, acalabrutinib (Calquence), another BTK inhibitor approved by the FDA for the treatment of patients with relapsed MCL, demonstrated an ORR of 80% and CR rate of 40%. Another BTK inhibitor approved in 2019, zanubrutinib (Brukinsa), demonstrated an ORR of 84% and CR rate of 59%, with a median DOR of 19.5 months in an open-label Phase 2 clinical trial. These therapies are given continuously for prolonged periods of time, and their use can be associated with significant toxicity. The majority of patients with MCL are older, and remissions are not durable with most patients relapsing in less than 20 months. As a result, we believe that more effective and better tolerated therapies with shorter treatment periods represent a significant unmet need.

Three classes of targeted therapies have been approved for the treatment of patients with CLL: inhibitors of BTK, a key component of cell signaling in B-cells, such as ibrutinib, which is marketed as Imbruvica by AbbVie, Inc., and Johnson & Johnson, and acalabrutinib, which is marketed as Calquence by AstraZeneca PLC; inhibitors of the protein B-cell lymphoma-2, or Bcl-2, such as venetoclax, which is marketed as Venclexta and Venclyxto by AbbVie, Inc., and Roche/Genentech; and inhibitors of Phosphoinositide 3-kinase, or PI3K, which include idelalisib, which is marketed as Zydelig by Gilead Sciences, Inc., and duvelisib, which is marketed as Copiktra by Verastem, Inc. These targeted therapies are now the core of the recommended treatment regimens for patients with both first-line and relapsed or refractory CLL, and have achieved objective response rates of 85-90%, two-year PFS of 65-90%, and two-year overall survival of 75-95%. The outcomes are worse for patients with certain prognostic factors, such as 17p or 11q chromosome deletions; for such patients with relapsed or refractory CLL treated with ibrutinib, the reported PFS is 50-75%.

While there are currently no approved products targeting the ROR1 receptor, we are aware of therapeutics in clinical development that target ROR1, including MK-2140, an ADC being developed by Merck & Co., an ADC being developed by NBE-Therapeutics (acquired by Boehringer Ingelheim in 2020), and a ROR1 CAR-T therapy being developed by Bristol-Myers Squibb Company. MK-2140, originally designed and developed by Oncternal, binds to the same epitope on ROR1, and utilizes zilovertamab to target ROR1.

There are numerous companies developing or marketing treatments for the same oncology indications that we are targeting with our zilovertamab program. Therapies approved or in clinical development for the treatment of patients with treatment-naïve or relapsed/refractory CLL and relapsed/refractory MCL include BTK inhibitors, Bcl-2 inhibitors, PI3K inhibitors, anti-CD20 antibodies, and cell therapies that are being marketed or developed by companies including AbbVie, Inc., AstraZeneca PLC, BeiGene, Ltd., Eli Lilly and Company, Gilead Sciences, Inc., Johnson & Johnson, MEI Pharma, Merck, Novartis Pharmaceuticals Corporation, Roche Holding AG’s Genentech subsidiary, TG Therapeutics, Inc., and Verastem, Inc.

ROR1 CAR-T competition

While there are currently no approved cell therapy products targeting the ROR1 receptor, we are aware of an autologous CAR-T cell therapy clinical program targeting ROR1 sponsored by Bristol-Myers Squibb for patients with hematological malignancies. Precigen, Inc. announced plans to initiate a Phase 1/1b clinical trial of PRGN-3007, an autologous CAR-T cell therapy targeting ROR1, in patients with hematological malignancies and solid tumors.

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
Six CAR-T cell therapies have been approved by the FDA, Yescarta and Tecartus are marketed by Gilead Sciences, Inc., Kymriah is marketed by Novartis Pharmaceuticals Corporation, Abcema and Breyanzi are marketed by Bristol-Myers Squibb Company, and Carvykti, developed by Legend Biotech. Yescarta, Tecartus, Kymriah and Breyanzi target the CD19 protein, a protein expressed on the surface of the majority of B cells, including B cell tumorigenic cells.

ONCT-534 competition

While there are currently no approved drugs with similar mechanism of action as our DAARI program, ONCT-534, the competition in the advanced prostate cancer market is very high. Several therapies have already been approved and many more are currently in development. Second-generation antiandrogens including Xtandi (Astellas and Pfizer), Zytiga/Erleada (Johnson & Johnson), and Nubeqa (Bayer) have become the preferred regimens for first line therapy in this indication. Other therapeutic modalities, such as checkpoint inhibitors are being evaluated in combination with either antiandrogen or chemotherapies. Bispecific antibodies and CAR-T therapies targeted towards prostate-specific member antigen are also in early development. Other approaches to interfering with AR signaling include strategies to: (i) blocking AR activation via NTD binding as being pursued by ESSA Pharma, Inc., and (ii) degrading the AR such as that being pursued by Arvinas, Inc.

ONCT-216 competition

While there are currently no approved drugs targeting ETS oncoproteins, there are numerous companies developing or marketing treatments for the same oncology indications that we are targeting with our ONCT-216 program. Investigational therapies in clinical development for the treatment of patients with relapsed/refractory Ewing sarcoma include kinase inhibitors, LSD1 inhibitor and other targeted therapies, therapeutic antibodies and cell therapies that are being developed by companies including Bayer AG, Bristol-Meyers Squibb Company, Eisai Co., Ltd., Epizyme, Inc., Gradalis, Inc., Eli Lilly and Company, Johnson & Johnson, Exelixis, Inc., NantCell, Inc., Pharmamar S.A., Pfizer, Inc., Salarius Pharmaceuticals, Inc., Takeda Pharmaceutical Company Limited, and others.

Licenses and Collaborative Relationships

UC San Diego

In March 2016, we entered into a license agreement with the Regents of the University of California, or the Regents, represented by UC San Diego, which was amended and restated in August 2018, and amended on March 25, 2019, May 15, 2019 and February 5, 2021 (the “Regents License Agreement”), for the development, manufacturing and distribution rights to naked antibodies, including zilovertamab and genetically engineered cellular therapy products, including CAR-T products that are covered by licensed patents for all human therapeutic, diagnostic and preventive applications in all indications. The Regents License Agreement requires us to pay certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, low single-digit royalties including potential future minimum annual royalties on net sales of each product, certain annual patent costs, and annual license maintenance fees. Unless terminated earlier, the Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the 15th anniversary of the first commercial sale of a licensed product.

UC San Diego may terminate the Regents License Agreement if a material breach by us is not cured within a reasonable time, we file a claim asserting the licensed patent rights are invalid or unenforceable, or we file for bankruptcy. We may terminate the agreement at any time upon at least 90 days’ written notice. In July 2016, we entered into a research agreement with the Regents (the “Regents Research Agreement”), for further research on the ROR1 therapeutic development program. Under this five-year agreement that expired in June 2021, UC San Diego was paid $3.6 million, with $125,000 payable quarterly. The costs paid to UC San Diego under the Regents Research Agreement are included as part of our annual diligence obligations under the Regents License Agreement. As of December 31, 2021, we believe we have met our obligations under the Regents License Agreement. Effective January 1, 2022, we entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024.

CIRM

In August 2017, and as amended and restated in December 2020, the California Institute for Regenerative Medicine, or CIRM, awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study. We have received approximately $13.9 million in development milestones under research subaward agreements, and expect to receive an additional $0.5 million prior to the expiration of the award project period on March 31, 2022. We are required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. As of December 31, 2021, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

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

Celularity

In September 2021, we entered into a research collaboration with Celularity to evaluate placental derived-cellular therapies targeting ROR1. Under the collaboration, Celularity will explore in preclinical studies: (i) the use of zilovertamab in combination with Celularity’s natural killer cells, or CYNK-101, a placental derived-allogeneic NK cell therapy that has been genetically engineered to synergize with therapeutic antibodies, and (ii) ROR1-targeted CAR gene modification in Celularity’s CYNK natural killer cell and CyCART T cell platforms.

Georgetown University

In March 2014, we entered into an exclusive license agreement, or the Georgetown License Agreement, with Georgetown University, or Georgetown, pursuant to which we licensed the exclusive worldwide right to patents and technologies for the development and commercialization of certain product candidates targeting EWS-FLI1 as an anti-tumor therapy for therapeutic, diagnostics, or research tool purposes. Under the Georgetown License Agreement, we are solely responsible for all development and commercialization activities and costs in our respective territories and are also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights. We are also obligated to pay Georgetown an annual license maintenance fee until the first commercial sale occurs, make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and will be required to pay low single digit royalties based on annual net product sales. The term of the Georgetown License Agreement continues until the expiration of the last valid claim within the patent rights covering the product but may be terminated by either party upon material breach, or by us as to one or more countries with 90 days written notice of termination. Additionally, Georgetown may terminate the agreement in the event we fail to pay any amount and fails to cure such failure within 30 days after receipt of notice, default in our obligation to obtain and maintain insurance and fail to remedy such breach within 60 days after receipt of notice or declare insolvency or bankruptcy. We may terminate the agreement at any time upon at least 60 days’ written notice. As of December 31, 2021, we believe we have met our obligations under the Georgetown License Agreement.

Shanghai Pharmaceutical (USA) Inc. (“SPH USA”)

In November 2018, we entered into a license agreement with SPH USA, or the SPH USA License Agreement, under which we granted exclusive rights to SPH USA to manufacture, develop, market, distribute and sell in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “SPH USA Territory” or "Greater China"), our product candidates under the Georgetown License Agreement and the UC San Diego License Agreement. Under the SPH USA License Agreement, SPH USA is solely responsible for all preclinical and clinical development activities specific to obtaining regulatory approval for such product candidates in the SPH USA Territory, any third-party license milestone or royalty payments owed under the Georgetown License Agreement and the UC San Diego License Agreement and paying us a low single digit royalty on net sales of licensed products in the SPH USA Territory. The SPH USA License Agreement will expire on a licensed product-by-licensed product and country/region-by-country/region basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country/region.

The SPH USA License Agreement may be terminated by SPH USA, on a country/region-by-country/region or product-by-product basis with 180 days written notice following the first anniversary of the effective date of the agreement or at any time on a product-by-product basis for a safety concern with respect to such product. Either party may terminate the SPH USA License Agreement in its entirety or on a licensed product-by-licensed product basis upon material breach that is not cured within 90 days, or in its entirety the event the other party becomes insolvent or enters into bankruptcy proceedings. We may terminate the agreement with 60 days written notice if SPH USA or its affiliates or sublicensees commence an action challenging the validity or enforceability of any licensed patent, or with 10 days written notice if SPH USA fails to own at least 20% of the voting securities of any assignee of the SPH USA License Agreement. Upon termination of the agreement for any reason all rights and licenses granted to SPH USA under the agreement will terminate, and in the event of termination for reasons other than our material breach, SPH USA would grant us non-exclusive, royalty-free, worldwide license to any intellectual property rights controlled by SPH USA or its affiliates to exploit the terminated program in the SPH USA Territory.

University of Tennessee Research Foundation (“UTRF”)

In March 2015, we entered into a license agreement with UTRF (the “DAARI License Agreement”), which was amended and restated in March 2022. Under the DAARI License Agreement, we were granted exclusive worldwide rights in all proprietary DAARI technologies owned or controlled by UTRF, including all improvements thereto. We are obligated to use commercially reasonable efforts to develop and commercialize one or more licensed products, including by achieving a certain milestone event. We are obligated to pay UTRF annual license maintenance fees in the mid five digits and low single-digit royalties on aggregate net sales of licensed products. We are also obligated to pay UTRF tiered royalties ranging from a low single digit to low double digit percentage of consideration received by our sublicensees, excluding royalties, such percentage dependent on the stage of development of a clinical product candidate at the time it is sublicensed. Our obligation to pay UTRF royalties expires on a country-by-country and licensed product-by-licensed product basis on the last-to-expire valid patent claim of a licensed patent covering such licensed product in such country.

Unless terminated earlier, the term of the DAARI License Agreement will continue, on a country-by-country basis, until the expiration of the last-to-expire valid claim of any licensed patent covering a licensed product in such country. Either party may terminate the DAARI License Agreement for the other party’s uncured material breach, subject to certain notice and cure periods. UTRF may terminate the DAARI License Agreement for our bankruptcy or insolvency. We may terminate the Amended and Restated UTRF Agreement with advance written notice to UTRF, provided we have satisfied our payment obligations to UTRF prior to such termination.

Manufacturing

We have adopted a manufacturing strategy of contracting with third parties to manufacture API, drug substance and drug product in accordance with current Good Manufacturing Practices, or cGMPs, and additional manufacturers are used to label, package and distribute investigational drug products. This strategy allows us to maintain a more flexible infrastructure while focusing our expertise on the development of our products.

We expect to continue to rely on third parties for the production, characterization, and release testing of clinical and commercial quantities of all product candidates and associated critical reagents. For example, we are working with Lentigen on lentivirus manufacturing and Miltenyi Biotec B.V. & Co. KG on cell processing for our ONCT-808 program. There are no unusually complicated biochemistries or equipment required in the manufacturing process for zilovertamab, ONCT-808, ONCT-534 or ONCT-216, which we believe allows for potential manufacturing flexibility.

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

Our commercial success may depend in part on our ability to: (i) obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; (ii) preserve the confidentiality of our trade secrets; (iii) defend and enforce our proprietary rights, including our patents; and (iv) operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

We have developed, licensed and acquired numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of healthcare products and services. As of February 4, 2022, our owned and in-licensed patent portfolio consisted of approximately 42 issued U.S. patents and 42 pending U.S. patent applications related to certain of our proprietary technology, inventions, and improvements, and 57 issued patents and 66 pending patent applications in jurisdictions outside of the U.S.

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

As of February 4, 2022, our licensed patent portfolio included patents related to our zilovertamab clinical candidate currently in Phase 1 and Phase 2 clinical trials. Zilovertamab is a humanized monoclonal antibody that specifically binds to the ROR1 receptor. We have two issued U.S. patents directed to the zilovertamab composition of matter: U.S. Pat. No. 9,217,040, with a patent term not due to expire before 2032; and U.S. Patent No. 9,758,591, with a patent term not due to expire before March 2033. We have one patent issued in the U.S. directed to methods of using zilovertamab to treat cancer, U.S. Pat, No. 10,344,096, with a patent term not due to expire before March 2033. We have one patent application pending in the U.S. related to single chain variable region fragments derived from zilovertamab which, if issued, would have a patent term not due to expire before 2033. We also have patents issued in Australia, China, Europe, Israel, Japan, Korea, Macao, Canada and Mexico directed to zilovertamab compositions of matter. In Europe patents directed to zilovertamab compositions of matter have been validated in jurisdictions including France, Germany, Italy, UK, Spain, Turkey, Belgium, Poland, Netherlands, Greece, Switzerland, Sweden, Austria, Denmark, and Ireland. We have applications pending in foreign jurisdictions related to zilovertamab compositions of matter and methods of use in treating cancer, including Australia, China, Europe, Japan, Mexico, and Thailand. Patents, if issued from these pending foreign applications, would not be due to expire before 2033. The validity of one of our issued European patents EP Patent No. 3604339 is being challenged in an opposition proceeding. This patent is directed to methods of treating cancer using antibodies that bind to the epitope bound by zilovertamab. We believe we have meritorious defenses against the opposition.

As of February 4, 2022, we have approximately 29 licensed patent applications pending in the U.S. and in jurisdictions outside the U.S. related to methods of treating cancer using a combination of zilovertamab and small-molecule chemotherapeutics. We have one issued patent, U.S. Patent No. 10,688,181, directed to methods of treating cancer with the combination of zilovertamab and a BTK inhibitor. Patents, if issued from these pending non-provisional applications, would not be due to expire before dates ranging from 2037 to 2041.

As of February 4, 2022, we have licensed patents and patent applications related to additional ROR1 binding antibodies, polypeptides, chimeric antigen receptors, and nucleic acids encoding such non-zilovertamab ROR1 binding antibodies, polypeptides, and chimeric antigen receptors. We have six issued U.S. patents directed to non-zilovertamab ROR1 binding antibodies, polypeptides, chimeric antigen receptors, and nucleic acids encoding such non-zilovertamab ROR1 binding antibodies, polypeptides, and chimeric antigen receptors: U.S. Pat. No. 8,212,009, with a patent term not due to expire before November 2026; U.S. Patent No. 9,242,014, with a patent term not due to expire before June 2031; U.S. Patent No. 9,938,350, with a patent term not due to expire before June 2031; U.S. Patent No. 9,217,040, with a patent term not due to expire before January 2032; U.S. Patent No. 10,627,409 with a patent term not due to expire before January 2032;

U.S. Patent No. 10,900,973 with a patent term not due to expire before January 2032. We have two patent applications pending in the U.S. related to additional non-zilovertamab ROR1 binding antibodies, polypeptides, chimeric antigen receptors, and nucleic acids encoding such non-zilovertamab ROR1 binding antibodies, polypeptides and chimeric antigen receptors, which, if issued, would have a patent term not due to expire before dates ranging from 2031 to 2032. We also have patents issued in Europe and Canada directed to additional ROR1 binding antibodies. We have one patent application pending in Europe related to additional ROR1 binding antibodies specific for ROR1. Any patent issued from this pending foreign application, would not be due to expire before 2032.

As of February 4, 2022, we have licensed patents and patent applications related to methods of screening for antibodies that specifically bind to ROR1. We have two issued U.S. patents, U.S. Pat. Nos. 9,523,695, and 9,933,434, with patent terms not due to expire before January 2032, directed to methods of screening for antibodies that specifically bind to ROR1. We additionally have one issued U.S. patent and one patent application issued in Japan directed to methods of screening for modulators of ROR1 signaling; additionally, we have applications pending in the U.S., Australia, Canada, China, Hong Kong, and Europe directed to methods of screening for modulators of ROR1 signaling.

As of February 4, 2022, we also own one patent application filed under the Patent Cooperation Treaty directed to methods of treating cancer using a combination of zilovertamab and small molecule cancer chemotherapeutics.

DAARI Program

We have exclusive worldwide rights to a portfolio of patents and patent applications related to Dual-Action Androgen Receptor Inhibitor, or DAARI, compounds for use in therapeutics. We hold a portfolio of patents and patent applications related to DAARIs and jointly owned with UTRF, including ten issued U.S. patents directed to DAARI ligands and methods of use thereof: U.S. Pat. No. 9,814,698, U.S. Pat. No. 10,017,471, U.S. Pat. No. 10,035,763, U.S. Pat. No. 10,441,570, U.S. Pat. No. 10,865,184, U.S. Pat. No. 9,815,776, U.S. Pat. No. 9,834,507, U.S. Pat. No. 10,093,613, U.S. Pat. No. 10,597,354, and U.S. Pat. No. 10,806,720, as well as six issued patents in Australia, Japan, China, Europe (validated in Great Britain, France and Germany) and Russia, and approximately three pending U.S. patent applications and nine pending patent applications outside of the U.S., each with a patent term not due to expire before April 2036. We also have a portfolio of patents and patent applications licensed from UTRF including five issued U.S. patent directed to DAARI ligands and methods of use thereof: U.S. Pat. No. 10,314,797, U.S. Pat. No. 10,654,809, U.S. Pat. No. 10,806,719, U.S. Pat. No. 11,230,523, and U.S. Pat. No. 11,230,531, issued patents in Japan and Israel, two pending U.S. patent applications and thirteen patent applications outside of the U.S., each with a patent term not due to expire before June 2037. A third portfolio for the DAARI program includes approximately thirteen patent applications licensed from UTRF including two pending patent applications in the U.S. and eleven pending patent applications outside of the U.S.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective and non-provisional filing date. The patent term may be adjusted to compensate for delayed patent issuance when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The extended restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following the date of FDA approval of the applicable drug product. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. Our issued patents are due to expire on dates ranging from 2026-2037. If patents are issued on our pending patent applications, the resulting patents would be due to expire on dates ranging from 2026-2041. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Most countries require a patent owner to pay maintenance fees or annuities in order to extend the patent to the full length of its term. If these fees and annuities are not paid timely, our patents will expire prior to the expiration date.

ONCT-216 Program

We have exclusive worldwide rights to a portfolio of patents and patent applications related to small molecules, including ONCT-216, targeting EWS-FLI1 for use in therapeutics and companion diagnostics. We hold a portfolio of patents and patent applications, the Oncternal Portfolio, related to ONCT-216, analogs thereof, and uses thereof, as well as the Georgetown Licensed Portfolio, which is licensed from Georgetown University.

As of February 4, 2022, the Oncternal Portfolio directed to the new chemical entity ONCT-216 contained approximately eight U.S. issued patents and two pending applications in the U.S., as well as approximately 14 patents and approximately 21 pending patent applications in jurisdictions outside of the U.S. As of February 4, 2022, we had two U.S. patents directed to ONCT-216: U.S. Pat. No. 9,604,927, with a patent term not due to expire before October 2035, and U.S. Pat. No. 9,987,251, with a patent term not due to expire before October 2035. We also had a patent with claims directed to methods of inhibiting proliferation of a cell that overexpresses an ETS gene or comprises an ETS fusion gene, or inhibiting growth of or killing neoplastic cells: U.S. Pat. No. 9,895,352, with a patent term not due to expire before October 2035. We had approximately one pending U.S. application and approximately 19 patents or pending applications in jurisdictions outside the U.S., including Australia, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, New Zealand, and Taiwan. These patents have a patent term not due to expire before October 2035, and patents, if issued from these applications, would not be due to expire before October 2035. We also had a patent with claims covering compositions of ONCT-216 in combination with venetoclax and associated methods of inducing apoptosis in cells in AML and DLBCL: U.S. Pat. No. 10,159,660, with a patent term not due to expire before July 2037, and a patent covering ONCT-216 in combination with lenalidomide and associated methods for inducing apoptosis in a lymphocyte produced in mantle cell lymphoma: U.S. Pat. No. 10,646,470, with a patent term not due to expire before July 2037. We had approximately one pending U.S. application and approximately thirteen pending applications filed in jurisdictions outside the U.S., including Canada, China, Europe, Hong Kong, Japan, Korea, Mexico, Singapore, and Taiwan directed to ONCT-216 combination therapies. Patents, if issued from these applications, would not be due to expire before July 2037. The Oncternal Portfolio further contained additional patents and pending applications related to indoline derivative compounds, which are analogs of ONCT-216. We had two issued U.S. patents directed to compounds and methods of inhibiting proliferation of a cell expressing an ETS gene or comprising an ETS fusion gene: U.S. Pat. No. 9,822,122, with a patent term not due to expire before March 2037, and U.S. Pat. No. 10,351,569, with a patent term not due to expire before March 2037. We also had an issued U.S. patent with claims directed to killing or inhibiting the growth of a neoplastic cell and methods of treating specific cancers by administering an analogue of ONCT-216: U.S. Pat. No. 10,711,008, with a patent term not due to expire before March 2037. There were also approximately eight patents or applications pending outside the U.S. in China, Europe (including a European patent validated in Austria, Belgium, Denmark, France, Germany, Great Britain, Ireland, Italy, Spain, Sweden, and Switzerland), Japan, Korea, and Taiwan. Patents, if issued from these applications, would not be due to expire before March 2037.

As of February 4, 2022, the Georgetown Licensed Portfolio contained patents directed to other EWS-FLI1 inhibitor compounds. We had three U.S. patents directed to compounds and methods for treating Ewing sarcoma or pancreatic cancer: U.S. Pat. No. 8,232,310, with a patent term not due to expire before November 2028, U.S. Pat. No. 9,045,415, with a patent term not due to expire before August 2028, and U.S. Pat. No. 9,758,481, with a patent term not due to expire before December 2027. We had four issued patents in jurisdictions outside the U.S., including Australia, Canada, Europe (validated in Germany, France and Great Britain), and Hong Kong. These patents are not due to expire before December 2027. We had two issued U.S. patents directed to compounds and methods for treating pancreatic cancer or Ewing sarcoma: U.S. Pat. No. 9,290,449, with a patent term not due to expire before April 2033, and U.S. Pat. No. 9,714,222, with a patent term not due to expire before April 2033. There are approximately seventeen patents outside the U.S. in Australia, Canada, China, Europe (validated in Great Britain, France and Germany), Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, and New Zealand. These patents have a patent term not due to expire before

April 2033, and patents, if issued from these applications, would not be due to expire before April 2033. The Georgetown Licensed Portfolio contained additional patents related to methods of treating cancers. We had one issued U.S. patent directed to methods of treating lung cancer or glioblastoma multiforme: U.S. Pat. No. 9,511,050, with a patent term not due to expire before October 2034. There were approximately two patents issued outside the U.S. in China and Japan. These patents have a patent term not due to expire before October 2034.

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

The following steps are usually required by the FDA before a drug or biologic may be marketed in the U.S.:

•

completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLP requirements and other applicable regulations; submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent Institutional Review Board, or IRB, or Ethics Committee associated with each clinical site before patients can be enrolled into each trial at that particular clinical site;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, requirements to establish the safety and efficacy of the proposed drug, or safety, purity and potency of the proposed biologic, for its intended use;

•	submission to the FDA of an NDA or BLA after substantial information is available from pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA whether to file the application for review;
•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
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

Preclinical studies usually include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Prior to beginning the first clinical trial with a product candidate in the U.S., a Sponsor must submit an IND to the FDA, which is a request for authorization from the FDA to administer an investigational new drug product to humans. The U.S. IND submission contains the general investigational plan, the clinical protocol, protocols and results from preclinical studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls, or CMC, information, and any available human data or literature to support the use of the investigational product. The FDA will review the IND, and if the information is adequate, the IND goes into effect and human clinical trials may begin. The IND automatically goes into effect 30 days after receipt by the FDA, unless the FDA requires additional information which may result in a clinical hold if the data are insufficient. In such a case, the IND Sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on any drug or biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, one or more trials may not recommence or continue without FDA authorization associated with agreed terms or changes agreed between the FDA and Sponsor.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially administered to healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine the appropriate dosage for further clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the safety and efficacy of the product and the overall risk benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling and commercial use of the product.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

During the development of a new drug or biologic, Sponsors are given opportunities to meet with the FDA at certain points. These meetings may be prior to submission of an IND, at the end of Phase 2, and before an NDA or BLA is submitted, or at other times important in product candidate development. These meetings can provide an opportunity for the Sponsor to share information about the clinical, preclinical or CMC data gathered to date, for the FDA to provide advice, and for the Sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug or biologic.

Concurrent with clinical trials, Sponsors usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

United States Review and Approval Process

The results of product development, preclinical and other preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from several alternative sources, including studies initiated and sponsored by investigators. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances (eg., indication for a product with orphan drug designation).

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

Once the submission is accepted for filing, the FDA will determine the type of review (standard or priority) and the FDA begins an in‑depth substantive review. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP‑compliant to assure and preserve the product’s identity, strength, quality, and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer the NDA or BLA to an advisory committee so that independent advice can be provided to contribute to the FDA’s decision-making and lends credibility to the review process. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities follow cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, it will issue an Approval Letter or a Complete Response Letter, or CRL. An Approval Letter authorizes commercial marketing of the drug and is accompanied with the approved U.S. Prescribing Information, or USPI. A CRL indicates that the review cycle of the NDA or BLA is complete and the application will not be approved with the information provided by the Sponsor. A CRL usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time‑consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a CRL is issued, the Sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the CRL Since the re-submission of the NDA and BLA may address all deficiencies, there is no guarantee that the FDA would approve the NDA or BLA as the circumstances may have changed.

If a product receives FDA approval for marketing authorization, the approval may be significantly limited to a specific disease subset, dosages, or use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to require post-marketing information including additional information from certain trials, perform Phase 4 clinical trials designed to further assess a products safety and effectiveness after NDA or BLA approval, may require testing and surveillance programs to monitor the safety of approved products which have been commercialized, additional CMC information or preclinical studies. The FDA may also place other conditions on approval including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the Sponsor of the NDA or BLA must submit a proposed REMS program. The FDA will not approve the NDA without an approved REMS program, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non‑compliance with regulatory requirements or if problems occur following initial marketing.

The FDA Safety and Innovation Act, or FDASIA, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the Sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Expedited Development and Review Programs

The FDA offers several expedited development and review programs for qualifying product candidates. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs or biologics are eligible for Fast Track designation if they are intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address an unmet medical need for the disease or condition. An unmet medical need is a condition whose treatment or diagnosis is not addressed adequately by available therapy. The Sponsor of a Fast Track product candidate has opportunities for more frequent meetings with the FDA review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With regard to a Fast Track product candidate, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the Sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the Sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation (BTD) to expedite its development and review. A product candidate can receive BTD if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and Accelerated Approval. A BLA or NDA for a product candidate is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. A serious disease or condition is a disease or condition associated with morbidity that has a substantial impact on day-to-day functioning. Short-lived and self-limiting morbidity will usually not be sufficient, but the morbidity need not be irreversible if it is persistent or recurrent. The FDA will attempt to direct additional resources to the evaluation of a BLA or NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs and new molecular entity NDAs under its standard review goals.

In addition, a product candidate may be eligible for Accelerated Approval. Drugs and biologics intended to treat serious or life-threatening diseases or conditions may be eligible for Accelerated Approval upon a determination that the product candidate has an effect on a surrogate endpoint, is a marker such as a laboratory measurement, radiographic image, physical sign, or other measure, that is thought to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a Sponsor of a drug receiving Accelerated Approval perform adequate and well-controlled postmarketing confirmation clinical trials. As a condition of Accelerated Approval, the FDA will generally require the Sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products approval using the Accelerated Approval pathway may be subject to expedited withdrawal procedures if the Sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for Accelerated Approval preapproval of promotional materials, which could adversely impact the commercial launch of the product.

In 2017, the FDA established the regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug or biologic. Regenerative medicine therapies to treat, modify, reverse, or cure serious conditions are eligible for FDA’s expedited programs, including fast track designation, breakthrough therapy designation, RMAT designation, Accelerated Approval, and priority review designation, if they meet the criteria for such programs. that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition.

Fast Track designation, Breakthrough Therapy designation, RMAT designation, priority review and Accelerated Approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time for FDA review or approval will not be shortened.

Rare Pediatric Disease Priority Review Voucher Program

In 2012, the U.S. Congress authorized the FDA to award priority review vouchers to Sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product. The Sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the Sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

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

Post‑approval requirements

Once an approval of marketing authorization is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug and biologics manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Any drug products we or our partners manufacture or distribute pursuant to FDA marketing authorization approvals will be subject to continuing regulation by the FDA, irrespective of the country of manufacture, including, among other things, recordkeeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug and biologics manufacturers, such as those related to direct to consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry sponsored scientific and educational activities, and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and consistent with the provisions of the approved label. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications about off-label use of their products.

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

Biosimilars and Exclusivity

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12 year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the Sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

FDA Regulation of Companion Diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA, approval.

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

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of therapeutic candidates such as those we are developing involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains several conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

Approval Process Outside of the United States

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, marketing authorization, post-marketing requirements and any commercial sales and distribution of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social, and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may want to use.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Regulations Governing Marketing Authorization of Medicinal Products in the European Union

Preclinical studies and clinical trials

Similarly to the U.S., the various phases of preclinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Preclinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Preclinical studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC. In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for preclinical studies.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, Sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier, or IMPD, containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the Sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, to obtain regulatory approval of an investigational chemical or biological product under EU regulatory systems, a marketing authorization application, or MAA, must be submitted. Medicinal product candidates can only be placed on the market after obtaining a marketing authorization, or MA. The process for doing this depends, among other things, on the nature of the medicinal product.

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medical Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal medicines, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines, and (iv) Advanced Therapy Medicinal Products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. It is very likely that the centralized procedure would apply to the products we are developing.

The Committee for Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs.

Under the centralized procedure and in exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines, or PRIME, scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference medicinal products generally qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two‑year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. A medicinal product may be designated as orphan if its Sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan drug designation must be submitted before the application for MA. Orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and access to the centralized procedure. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the competent authorities cannot accept a MAA, or grant a MA, or accept an application to extend a MA, for the same indication, in respect of a similar medicinal product. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MAA is submitted. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10‑year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. In addition, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough quantities of the orphan medicinal product. A company may voluntarily remove a product from the orphan register.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulation of Companion Diagnostics in the EU

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC, or IVDD, which regulates the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements once the in-vitro diagnostic medical devices Regulation No 2017/746, or IVDR, will become applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022, but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

Other Foreign Regulations Governing Marketing Authorization of Medicinal Products

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the U.S. federal and state governments and by authorities in the foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. Violation of these laws or other governmental regulations may result in penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of operations.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic (or biosimilar) products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity, and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

Healthcare Reform

The U.S. and some foreign jurisdictions are considering or have enacted several reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

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

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020, through March 31, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the way manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and the United Kingdom GDPR, or UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Human Capital

As of March 4, 2022, we had 26 full-time employees, three part-time employees, and several consultants, most of whom are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific, and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, to align our interests and the interests of our stockholders with those of our employees and consultants.

Facilities

Our corporate headquarters are in San Diego, California, where we currently lease 4,677 square feet of office space available for corporate, research, development, clinical, regulatory, manufacturing and quality functions.

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

You should consider carefully the following risk factors, together with the other information contained in this Annual Report, including our financial statements and the related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations or financial condition.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early-stage clinical trials. Zilovertamab and ONCT-216 are in clinical development, while our ROR1 CAR-T and DAARI programs are in the preclinical stage. We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or embark on sales and marketing activities necessary for successful post regulatory approval product commercialization, and have not developed any companion diagnostic test for our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $31.3 million and $17.2 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $114.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue to develop, seek regulatory approval for and potentially commercialize any of our product candidates, and seek to identify, assess, acquire, in-license or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in our company’s value could also cause stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of zilovertamab and ONCT-216, continue research and development and initiate clinical trials of our other development programs, including our preclinical ROR1 CAR-T and DAARI programs, and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including zilovertamab, ONCT-216, and any candidates from our ROR1 CAR-T and DAARI programs. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution and we will need to make royalty payments to the licensors and / or other third parties from whom we have in-licensed or acquired our product candidates.

Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

•	the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays and impacts on our supply chain activities;
•

the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of zilovertamab and ONCT-216, and preclinical studies or clinical trials of our ROR1 CAR-T and DAARI programs or additional indications of our current product candidates as well as other product candidates that we may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics LLC, to conduct our clinical trials of zilovertamab;
•	the costs and capacity for CAR-T development and lentivirus manufacturing;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel, contract research organizations, or CROs and consultants as our clinical and other development activities increase;
•	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates or technology;
•	the costs and timing of establishing or securing sales and marketing capabilities if any of our product candidates are approved;

•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and preclinical studies is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

In April 2021, our Form S-3 registration statement became effective. Future sales under a Form S-3, if any, will depend on a variety of factors including, but not limited to, the effectiveness of a Form S-3, prevailing market conditions, the trading price of our common stock and our capital needs. If we are successful in filing a Form S-3 in the future, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We depend heavily on the success of our product candidates, which are in clinical or preclinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our two clinical-stage product candidates are zilovertamab, which we expect to initiate a Phase 3 clinical study in the second quarter of 2022, and ONCT-216 which is in a Phase 1/2 clinical study. In addition, zilovertamab is being evaluated in two investigator-sponsored studies being conducted at UC San Diego, a: (i) Phase 1b clinical trial in combination with docetaxel for the treatment of metastatic castration-resistant prostate cancer is about to open at UC San Diego, has an Investigational New Drug Application, or IND, in effect, to evaluate the safety and efficacy of, and to determine the RP2D, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL is open for enrollment. We are also developing ONCT-216, an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which have been shown in preclinical studies to alter gene transcription and RNA processing and lead to increased cell proliferation and invasion. ONCT-216 is being evaluated in a Phase 1/2 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. In addition, we are developing ONCT-808, a chimeric antigen receptor T cell, or CAR-T, therapy candidate that targets ROR1, which is currently in preclinical development as a potential treatment for hematologic cancers and solid tumors. Our pipeline also includes ONCT-534, an investigational dual-action androgen receptor inhibitor, that is in preclinical development as a potential treatment for castration resistant prostate cancer and other androgen-receptor dependent diseases. None of our product candidates have advanced into a pivotal or registrational study for the indications for which we are studying them, although we expect the planned Phase 3 trial of zilovertamab for the treatment of patients with MCL to be a potentially pivotal trial. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on various factors, including the following:

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while zilovertamab was well tolerated and showed favorable results in the Phase 1 portion of our ongoing Phase 1/2 clinical trial as well as the inhibition of ROR1 signaling in patients with CLL in early clinical trials, we do not know how zilovertamab will perform in the Phase 2 portion of the clinical trial and one or more of the reported clinical outcomes may materially change as patient enrollment continues in such trial, and such results may not be replicated in any other future clinical trials, including as a result of any differences in the target population, drug interactions or other differences in our trial design. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, this and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot assure you that we will be able to successfully progress our preclinical programs from candidate identification to Phase 1 clinical development.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the Sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

The COVID-19 pandemic may adversely impact our business.

The duration, extent, and impact of the ongoing COVID-19 pandemic remains uncertain, has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. International and U.S. governmental authorities have taken actions since late 2019 in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. We expect that COVID-19 precautions may continue to directly or indirectly affect the timeline for our clinical trials, including our global Phase 3 study of zilovertamab that we plan to initiate in the second quarter of 2022 and our expected submission of an IND for our ROR1 CAR-T program during the middle of 2022. Patients with MCL or CLL may be at increased risk of severe disease if they develop COVID-19 because of advanced age and/or immunosuppression, and so may be unwilling to travel to our study centers to enroll in our clinical trials. For our existing patients, we continue to work all of our clinical trial sites to minimize disruptions and address concerns on an individual site or patient basis in order to allow participating patients to continue to receive treatment at home or in alternate healthcare settings while minimizing their potential exposure to the virus that causes COVID-19.

At the present time, we believe we have sufficient quantities of our zilovertamab and ONCT-216 clinical trial materials to continue to treat patients in our clinical trials through at least the end of 2022. However, if our third-party manufacturers, including those located in China, experience additional manufacturing difficulties due to the COVID-19 pandemic or as a result of natural disasters, labor disputes, unstable political environments, or other public health emergencies, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

The COVID-19 pandemic may cause disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:

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

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial patient visits and study procedures, which may impact the integrity of patient data and clinical study endpoints;

•

limiting our ability to interact with our clinical trial investigators, present our data in person at scientific and investor conferences, develop and renew contracts due to travel limitations or cancellations of scientific or investor conferences;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, including interruption of supply of zilovertamab or ONCT-216;

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

The situation continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our clinical trials, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the identification of new variants, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. We are conducting a Phase 1/2 clinical trial of zilovertamab in combination with ibrutinib in patients with treatment-naïve or relapsed or refractory CLL and previously treated patients with MCL. Additionally, we are evaluating ONCT-216 as a single agent and in combination with vincristine in a Phase 1 clinical trial in patients with relapsed or refractory Ewing sarcoma.  We will have to follow the same procedure for our other preclinical product candidates that we plan to advance to clinical development, and would also be required to submit regulatory filings to foreign regulatory authorities if we decide to initiate clinical trials outside of the U.S.

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

•	delays in obtaining approval from one or more institutional review boards, or IRBs, or ethics committees;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional patients, or withdrawing their approval of the trial;
•	changes to clinical trial protocols;
•	clinical sites deviating from trial protocols or dropping out of a trial;
•	challenges in manufacturing sufficient quantities of product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	patients choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue clinical trials;
•	patients experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in clinical trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of

cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials in a timely manner or consistent with applicable clinical trial protocols, GCP, or other regulatory requirements; third-party contractors not performing data collection or analysis in a timely or accurate manner; or

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

Further, if we decide to conduct clinical trials of our product candidates in foreign countries additional risks may arise that may delay completion of those clinical trials. These risks include the failure of enrolled patients in other countries to adhere to clinical protocol as a result of differences in healthcare practices or cultural customs, managing additional administrative burdens associated with the regulatory schemes of other countries, as well as political and economic risks relevant to other countries.  Under our license and development agreement with SPH USA, SPH USA has the right to manufacture, develop, market, distribute and sell our zilovertamab, ROR1 CAR-T, and ONCT-216 product candidates in the People’s Republic of China, Hong Kong, Macau and Taiwan, or Greater China, and the obligation to perform all preclinical and clinical development activities required to obtain regulatory approvals for such product candidates in Greater China. In the event that SPH USA’s preclinical studies or clinical trials of our product candidates raise new safety or efficacy concerns, the prospects for obtaining regulatory approval of our product candidates in the U.S. and other countries, and our business, could be adversely impacted.

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

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the availability of competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by CLL, MCL and particularly Ewing sarcoma, which are our initial target indications for zilovertamab and ONCT-216. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients may prove costly.

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. For certain of our product candidates, including zilovertamab and ONCT-216, the conditions which we currently plan to evaluate are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. If patients are unwilling to participate in our clinical trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or if we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

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

As is the case with oncology drugs generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence, or unexpected characteristics of side effects. For example, our ongoing clinical trials of zilovertamab in combination with ibrutinib, and ONCT-216 in combination with vincristine, and the ongoing investigator-initiated clinical trial of zilovertamab in combination with paclitaxel, may reveal adverse events based on the combination therapy under evaluation. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in a more restrictive label for the product candidate, or delay or cause the denial of regulatory approval of the product candidate by the FDA or comparable foreign regulatory authorities. The drug-related side effects could also affect patient recruitment for our clinical trials, or the ability of enrolled patients to complete the trials, or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as the use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

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
•

we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients or similar risk management measures;

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

Regulatory authorities in some jurisdictions, including the U.S. and EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, orphan drug designation is granted by the European Commission based on a scientific opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its Sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. In June 2020, we announced that we had obtained orphan drug designations in the U.S. for zilovertamab for treatment of MCL and for treatment of CLL/small lymphocytic lymphoma. We have also received orphan drug designation in the U.S. for ONCT-216 for patients with Ewing sarcoma. We may seek additional orphan drug designations for zilovertamab or ONCT-216 or for certain of our other product candidates. There can be no assurance that the FDA or the European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a NDA or BLA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in the EU, but such exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold.

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

Similar requirements apply in the EU. The EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy product candidates such as CAR-T, but that remains uncertain at this point.

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

Similar requirements apply in the EU. The EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy product candidates such as CAR-T, but that remains uncertain at this point.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. We are not permitted to market any of our product candidates in the U.S. until we receive approval of a BLA or an NDA from the FDA. Similar risks exist in foreign jurisdictions.

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

Even if we eventually complete clinical trials and receive approval of a BLA, NDA or comparable foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS or similar risk management measures, which may be required because the FDA or the comparable foreign regulatory authority believes it is necessary to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Fast Track designation by the FDA for ONCT-216 or our other product candidates may not actually lead to a faster development or regulatory review or approval process.

We have been granted a Fast Track designation for ONCT-216 in the U.S. for the treatment of Ewing sarcoma and may seek Fast Track designation for zilovertamab or our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With a Fast Track product candidate, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the Sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the Sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Obtaining a Fast Track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for ONCT-216, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that ONCT-216 or any other product candidate that may be granted Fast Track designation will receive marketing approval in the U.S.

We may seek PRIME designation by EMA or other designations, schemes or tools in the EU, including the conditional marketing authorization or marketing authorization under exceptional circumstances, for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The EMA PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

Moreover, in the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed. Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable.

The competent regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, conditional marketing authorization or marketing authorization under exceptional circumstances, and, even if such assessment or authorization is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such designation or marketing authorizations may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

We may conduct certain of or portions of our clinical trials for our product candidates outside of the U.S. and the FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We may in the future choose to conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which are based on preliminary analyses of then-available data. Such preliminary or topline results and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary or topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our clinical studies. Interim data from this clinical trial and future clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, following more comprehensive reviews of the data, and as more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects.

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

We may seek Breakthrough Therapy designation for some of our product candidates, including zilovertamab and ONCT-216. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the Sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes the same program features as Fast Track designation, including eligibility for rolling review of a submitted NDA or BLA. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation.

Although we have obtained a rare pediatric disease designation for ONCT-216, there is no guarantee that FDA approval of ONCT-216 will result in a priority review voucher.

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

We have obtained a rare pediatric disease designation for ONCT-216 for the treatment of Ewing’s sarcoma, however, there is no guarantee that we will be able to obtain a priority review voucher, even if ONCT-216 is approved by the FDA.  Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program.  On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the Sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third-party to conduct the clinical trials according to GLPs, GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing clinical trials for zilovertamab and ONCT-216 and preclinical studies for our ROR1 cell therapy and DAARI programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and applicable regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of its clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations or similar foreign requirements outside the U.S. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any BLA or NDA we submit to the FDA. Similar risks may exist in foreign jurisdictions where we decide to conduct clinical trials. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or other regulatory agencies pursuant to inspections that will be conducted after we submit a BLA or an NDA to the FDA or their equivalent to other regulatory agencies. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar foreign requirements for manufacture of our drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency and pure compounds or other products, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if regulatory authorities withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our or a third-party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms, or to comply with cGMP or similar foreign requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of zilovertamab, ONCT-216 or any future product candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product candidates.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP or foreign regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints, in addition to our collaboration with Shanghai Pharmaceutical Holding Co., Ltd., SPH USA and Celularity Inc. We may not be successful in our efforts to establish such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

In April 2018, we entered into a clinical trial and supply agreement with Pharmacyclics in support of our clinical trial to evaluate the combination of zilovertamab with ibrutinib. Ibrutinib is an inhibitor of Bruton’s tyrosine kinase, a key component of cell signaling in B-cells, and is marketed by Pharmacyclics for treatment in patients with CLL and MCL. We initiated a Phase 1/2 clinical trial in May 2018 to assess zilovertamab in combination with ibrutinib in patients with CLL and MCL. Pursuant to the agreement, Pharmacyclics has supplied ibrutinib up to a maximum aggregate amount at no cost to us for part 1 (a dose-finding arm) and part 2 (dose expansion arm) of the ongoing Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib.  Under the clinical trial and supply agreement with Pharmacyclics, we are required to provide periodic reports to Pharmacyclics, including safety data reports, and to collaborate with Pharmacyclics in relation to any interactions with regulatory authorities regarding ibrutinib. The agreement includes no upfront costs, milestone or royalty payment commitments. In August 2019, Pharmacyclics agreed to provide additional quantities of ibrutinib at no cost to us for part 3 of the clinical trial, and so that patients who participated in parts 1 and 2 of the study may continue to receive ibrutinib in combination with zilovertamab for as long as their disease is responding. In the event the clinical supply agreement is terminated, we would likely incur substantial additional costs in order to obtain and purchase ibrutinib from a source other than Pharmacyclics and the Phase 2 part 3 of the Phase 1/2 clinical trial may be delayed.

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

Following potential approval of any of our product candidates, the FDA or comparable foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA or comparable foreign regulatory authorities may also require a REMS or similar risk management measures or as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs or similar foreign requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated type, severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•	refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications we filed or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our products; and
•	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, if any of our product candidates are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA and comparable foreign regulatory authorities strictly regulate the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics, or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic.

Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the Sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. Similar risks may exist in foreign jurisdictions.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In particular, there is intense competition in the fields of immunology, inflammation and oncology. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling patients for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Significant progress has been made in the treatment of CLL since the advent of targeted therapies and FDA approval of ibrutinib for CLL in 2014. Three classes of targeted therapies have now been approved for the treatment of patients with CLL: inhibitors of BTK a key component of cell signaling in B-cells, such as ibrutinib, which is marketed as Imbruvica by AbbVie, Inc., and Johnson & Johnson, and acalabrutinib, which is marketed as Calquence by AstraZeneca PLC; inhibitors of the protein B-cell lymphoma-2, or Bcl-2, such as venetoclax, which is marketed as Venclexta and Venclyxto by AbbVie, Inc., and Roche/Genentech; and inhibitors of Phosphoinositide 3-kinase, or PI3K, which include idelalisib, which is marketed as Zydelig by Gilead Sciences, Inc., and duvelisib, which is marketed as Copiktra by Verastem, Inc. These targeted therapies are now the core of the recommended treatment regimens for patients with both first-line and relapsed or refractory CLL, and have achieved objective response rates of 85-90%, two-year PFS of 65-90%, and two-year overall survival of 75-95%. The outcomes are worse for patients with certain prognostic factors, such as 17p or 11q chromosome deletions; for such patients with relapsed or refractory CLL treated with ibrutinib, the reported PFS is 50-75%. While CLL is treatable, it generally remains incurable, and patients with CLL will generally experience a recurrence of their cancer. Additionally, clinicians are investigating their potential in earlier stage disease in multiple clinical trials.

There are several therapeutic options available to treat MCL. Newly diagnosed patients are typically treated with rituximab combined with a chemotherapy regimen known as CHOP, comprised of cyclophosphamide, doxorubicin, vincristine, and prednisone. Alternative chemotherapy regimens include bortezomib or bendamustine. Patients with clinical responses to chemotherapy may become candidates for another therapeutic approach, autologous stem cell transplantation, a procedure in which radiation and/or chemotherapy is used to eliminate the patient’s immune cells, including residual MCL cells. Recently, ibrutinib was granted Accelerated Approval by the FDA for the treatment of relapsed MCL. Additionally, two other BTK inhibitors, acalabrutinib (Calquence) and zanubrutinib (Brukinsa) have been approved by the FDA for the treatment of patients with relapsed MCL. These therapies are given continuously for prolonged periods of time, and their use can be associated with significant toxicity.

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

•

business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics such as the recent coronavirus (COVID-19) pandemic;

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

As of March 4, 2022, we had twenty-six full-time employees and three part-time employees. As we continue research and development activities and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, research, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for the company. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, referred to collectively as the ACA, was enacted in the U.S. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended. Any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive health-related or other personal information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

In the EU, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EU and the U.S. remains uncertain. For example, Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA, to the U.S. by invalidating an agreed upon framework for data transferred from the EU to the U.S., called the Privacy Shield, for purposes of international transfers and imposing further restrictions on the use of the standard contractual clauses. To the extent we are unable to transfer personal data between and among regions in which we operate or intend to operate as a result of regulatory authorities issuing further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, it could affect the manner in which we operate and could adversely affect our financial results.

Further, since January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or/ extends that decision. and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains uncertain, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term.

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

U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of health-related and other personal information, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personal or other confidential information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP and similar foreign requirements, (3) federal, state and foreign data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies, similar to our approach in in-licensing and acquiring our current product candidates. Any future transactions could increase our near and long-

term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Although we own and license issued patents in the U.S. and foreign countries, we cannot be certain that the claims in our or our licensor’s other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, courts in the U.S. or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our or our licensor’s issued patents will not be found invalid or unenforceable if challenged.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, including with respect to zilovertamab and ONCT-216, or otherwise experiences disruptions in our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to several license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, in March 2014, we entered into an exclusive license agreement with Georgetown University, or Georgetown, to obtain an exclusive license to certain intellectual property rights to develop and commercialize compounds targeting EWS-FLI1.  In March 2016, we entered into an exclusive license agreement with the Regents of the University of California to obtain an exclusive license to certain intellectual property rights to develop and commercialize zilovertamab and other ROR1 related naked antibodies.  We are also party to a license agreement with the University of Tennessee Research Foundation pursuant to which we have exclusive rights to certain intellectual property rights to develop and commercialize product candidates in our DAARI program.

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

Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work on zilovertamab and ONCT-216 was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in our product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM which has granted funds for the study of zilovertamab in combination with ibrutinib and a novel anti-cancer stem cell targeted therapy, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California. In addition, the California government can exercise march-in rights if it determines that action is necessary because we or the grantee failed to achieve practical application of the CIRM-funded technology, because we failed to comply with agreed to access and pricing requirements, or because action is necessary to address a public health emergency declared by the governor of California.

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

Although no third-party has asserted a claim of patent infringement against us as of December 31, 2021, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

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

Our stock price is likely to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•	our or our collaborators ability to enroll patients in our ongoing and planned clinical trials;
•	results of our clinical trials and preclinical studies, and the results of the trials of our competitors or those of other companies in our market sector;
•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	regulatory developments in the U.S. and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	establishment of short positions by holders or non-holders of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders;
•	general economic, industry and market conditions or other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

As of December 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 9.30% of our outstanding common stock. Furthermore, two of our directors are affiliated with our largest stockholder, SPH USA. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. As of December 31, 2021, 44,830,509 shares of our outstanding common stock are freely tradable, without restriction, in the public market, unless they are purchased by one of our affiliates.

As of December 31, 2021, up to 12,522,086 shares of common stock that are either subject to outstanding warrants, options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2021, we had federal and state NOL carryforwards of approximately $81.5 million and $59.4 million, respectively. Approximately $55.2 million of NOLs do not expire and the remaining federal and state NOL carryforward will begin to expire in 2033 and 2029, respectively, unless previously utilized. As of December 31, 2021, we had federal and state research and development credit carryforwards of approximately $2.1 million and $1.3 million, respectively. The federal research and development credit carryforwards will begin expiring in 2034, unless previously utilized. The state research and development credits do not expire.

Under the Tax Act, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely but federal NOLs generated in taxable years beginning after December 31, 2017 may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, our NOL and research and development tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes resulting from our Merger, as described elsewhere. We have not yet determined the amount of the cumulative change in our ownership resulting from the Merger or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Our stockholders prior to the Merger who hold CVRs may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

We are party to a CVR Agreement, dated as of June 7, 2019 and as amended on November 1, 2021, or the CVR Agreement, pursuant to which, for each share of GTx common stock held, stockholders of record as of immediately prior to the Merger received one contingent value right, or CVR, entitling such holders to receive in the aggregate 50% of any net proceeds received during the 15-year period after the closing of the Merger from the grant, sale or transfer of rights to our DAARI program that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period) and, if applicable, to receive royalties on the sale of any DAARI products or SARM products by us during the 15-year period after the closing of the Merger.  As of December 31, 2021, no transactions or net sales relating to the DAARI technology had occurred.

The CVRs are not transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any stockholder of record as of immediately prior to the Merger to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the foregoing events within the time periods specified in the CVR Agreement and if these events are not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless. In addition, we (as successor in interest to GTx) have agreed only to use commercially reasonable efforts to develop DAARI products, subject to certain limitations, which allows for the consideration of a variety of factors in determining the efforts that we are required to use to develop DAARI products, and we are not required to take all possible actions to continue efforts to develop DAARI products. Accordingly, under certain circumstances we may not be required to continue efforts to develop DAARI products, or may allocate resources to other projects, which would have an adverse effect on the value, if any, of the CVRs. Furthermore, the CVRs will be unsecured obligations of our company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all of our current or future senior obligations. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the IRS, would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

General Risk Factors

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, or Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action we take to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices are located in San Diego, California, where we lease 4,677 square feet of office space used primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Such lease expires on May 31, 2022.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “ONCT”. As of March 3, 2022, there were approximately 117 holders of record of our common stock.  This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy.

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section within Part I of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes:

• Zilovertamab (formerly cirmtuzumab or UC-961) is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) inhibit Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance, and (ii) bind to a specific functionally important epitope of ROR1.

After reaching an agreement regarding the study design and major details with the U.S. Food and Drug Administration (FDA), zilovertamab is planned to be evaluated in our potentially pivotal Phase 3 clinical trial of zilovertamab for the treatment of patients with relapsed or refractory MCL, which is expected to be initiated in the second quarter of 2022. The Phase 3 clinical trial ZILO-301 is entitled, “Randomized, Double-blind, Placebo-controlled, Multi-center Phase 3 Study of Zilovertamab (A ROR1 Antibody) Plus Ibrutinib Versus Ibrutinib Plus Placebo in Patients with Relapsed or Refractory Mantle Cell Lymphoma.” Zilovertamab is currently being evaluated in the Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia, or CIRLL, study, a Phase 1/2 clinical trial in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma, or MCL, and chronic lymphocytic leukemia, or CLL. As of January 31, 2022, we have completed the enrollment of patients with MCL and CLL in the Phase 1/2 CIRLL study, and those patients are completing therapy or are in long-term follow-up.

In addition, we are supporting two investigator-sponsored studies being conducted at the UC San Diego School of Medicine, or UC San Diego, a: (i) Phase 2 clinical trial for metastatic castration-resistant prostate cancer study, and (ii) Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL.

• ONCT-808, our lead cell therapy product candidate, is: (i) an autologous chimeric antigen receptor T cell, or CAR-T, therapy that targets ROR1, (ii) in preclinical development as a potential treatment for hematologic malignancies and solid tumors, (iii) highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells, and (iv) being developed in collaboration with the Karolinska Institutet and under agreements with Lentigen Technology, Inc. (lentivirus manufacturing) and Miltenyi Biotec B.V. & Co. KG. (cell processing). We are performing preclinical activities to support the submission to the FDA of an Investigational New Drug Application, or IND, which we expect to submit in mid-2022.

• ONCT-534 (formerly GTX-534), a dual action androgen receptor inhibitor, or DAARI, product candidate is in preclinical development as a potential treatment for advanced castration-resistant prostate and other androgen-receptor cancers. This program was acquired in the GTx Merger (described below) and was previously known as the selective androgen receptor degrader, or SARD, program.

• ONCT-216 (formerly TK216) is an investigational small molecule that is designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, has shown in preclinical studies to alter gene transcription and RNA processing and leads to increased cell proliferation and invasion. ONCT-216 is being evaluated in a Phase 1/2 clinical trial as a single agent and in combination with vincristine in patients with relapsed or refractory Ewing sarcoma, a rare pediatric cancer. The active Phase 2 expansion cohort targeting up to 21 evaluable Ewing sarcoma patients is designed to evaluate clinical responses to single agent ONCT-216 using an optimized dosing regimen, treating patients for 28 days per cycle with the next cycle starting immediately after the prior one, to intensify the amount of ONCT-216 administered over time.

Since the inception of privately-held Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our zilovertamab and ONCT-216 clinical development programs as well as our ONCT-808 and ONCT-534 preclinical programs. Under research subaward agreements between us and UC San Diego, we are eligible to receive approximately $14.4 million in development milestones during the award project period, estimated to be from October 1, 2017 to March 31, 2022. Through December 31, 2021, we have funded our operations primarily through: (i) gross proceeds of $125.0 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $13.9 million in subaward grant payments received from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger. As of December 31, 2021, we had cash and cash equivalents of $90.8 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $31.3 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $114.1 million. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	advance zilovertamab through clinical development in multiple indications, with a primary focus in MCL;
•	advance our ROR-1 targeting cell therapy program, which includes ONCT-808 to clinical development, initially in hematological malignancies;
•	generate clinical proof-of-concept data with ONCT-216 in Ewing sarcoma, an orphan pediatric cancer indication;
•	advance ONCT-534 into clinical development, initially in castration resistant prostate cancer and then other AR-driven diseases;
•	respond to the impacts of the COVID-19 pandemic, which has slowed enrollment into our clinical trials and impacted our supply chain activities;
•	evaluate zilovertamab in additional ROR1-positive hematologic malignancies;
•	evaluate ONCT-216 in additional malignancies with ETS fusion proteins or overexpression;
•	continue to develop additional product candidates;
•	acquire or in‑license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•	add operational, financial and management information systems and personnel, including personnel to support our planned product development and future commercialization efforts.

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

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned IND submissions and clinical trials, including our global Phase 3 study of zilovertamab that we plan to initiate in the second quarter of 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the our business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

Our grant revenue has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego and research and development grants from the National Institutes of Health, or NIH.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. Oncternal is conducting this study in collaboration with UC San Diego and estimates it will receive approximately $14.4 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received subaward payments of $2.2 million and $1.4 million in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support preclinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grant awards, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the year ended December 31, 2021, the Company received no award payments from the NIH and recorded $143,000 in grant revenue and unbilled receivables which has been included in prepaid and other assets.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the preclinical and clinical development of our product candidates, zilovertamab, ONCT-216, ONCT-808 and ONCT-534, which include:

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

We expect our research and development expenses to increase substantially for the foreseeable future as we: (i) continue to invest in developing our product candidates preclinically, advance preclinical assets into the clinic and as we begin to conduct larger global clinical trials, and (ii) invest in additional operational personnel to support our planned product development efforts. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, especially for global studies.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits and stock-based compensation. We expect our general and administrative expenses will increase significantly as we: (i) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs, (ii) hire additional personnel, and (iii) protect our intellectual property.

Other Income

Paycheck Protection Program Loan

During 2020, we received a $0.3 million loan under the Paycheck Protection Program, or PPP, a program implemented by the U.S. Small Business Administration, or SBA, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. In December 2020, the underlying principal and interest were fully forgiven by the SBA and the Company has no further obligations thereunder. The loan forgiveness was recorded as other income in the consolidated statement of operations for the year ended December 31, 2020.

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest earned on invested balances.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Grant revenues	$4,315	$3,375	$940
Operating expenses:
Research and development	24,086	12,544	11,542
General and administrative	11,595	8,373	3,222
Total operating expenses	35,681	20,917	14,764
Loss from operations	(31,366)	(17,542)	(13,824)
Other income (expense):
Other income	—	301	(301)
Interest income	33	16	17
Total other income (expense)	33	317	(284)
Net loss	$(31,333)	$(17,225)	$(14,108)

Grant Revenue

Grant revenue for the year ended December 31, 2021 was $4.3 million, compared to $3.4 million for the year ended December 31, 2020. The increase of $0.9 million was primarily due to an increase in clinical and manufacturing activities under the CIRM grant subaward and partially due to new operating activities under the NIH awards received in August 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Years Ended December 31,		Increase/
	2021	2020	(Decrease)
Zilovertamab	$9,735	$6,359	$3,376
ONCT-216	3,048	2,340	708
ONCT-808	2,300	27	2,273
ONCT-534	303	275	28
Unallocated research and development expenses	8,700	3,543	5,157
Total research and development expenses	$24,086	$12,544	$11,542

Research and development expenses for the years ended December 31, 2021 and 2020 were $24.0 million and $12.5 million, respectively, an increase of $11.5 million. The increase was due to: (i) a $6.3 million net increase in direct product candidate costs, and (ii) a $5.2 million increase in unallocated research and development expenses.

Direct expenses for zilovertamab increased $3.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following partially offsetting factors: (i) a $0.2 million increase in preclinical costs, (ii) a $0.7 million increase in clinical trial costs primarily related to our ongoing Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib, (iii) a $2.2 million increase in manufacturing development costs related to the supply of clinical drug product, and (iv) a $0.3 million increase in license and milestone fees under the Regents License Agreement, as defined below.

Direct expenses for ONCT-216 increased $0.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to the following offsetting factors: (i) a $0.2 million decrease in clinical trial costs related to our ongoing Phase 1/2 clinical trial of ONCT-216 in refractory Ewing sarcoma, and (ii) a $0.9 million increase in manufacturing development costs related to the supply of clinical drug product.

Direct expenses for ONCT-808 increased $2.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a: (i) $1.9 million increase in manufacturing and preclinical development costs and, (ii) $0.4 million increase in collaboration agreement costs.

Direct expenses for ONCT-534 increased by a nominal amount for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in preclinical costs.

Unallocated expenses increased $5.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher personnel costs, including higher non-cash share-based compensation expense of $2.6 million.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2021 and 2020 were $11.6 million and $8.4 million, respectively, an increase of $3.2 million. The increase is primarily due to higher: (i) personnel and professional related costs of $2.5 million, including higher non-cash share-based compensation expense of $1.7 million, (ii) director’s and officer’s insurance costs of $0.4 million, and (iii) public company and other expenses of $0.3 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2021, we had an accumulated deficit of $114.1 million and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had $90.8 million in cash and cash equivalents and no debt. We believe we have sufficient cash to fund our projected operating requirements into mid-2023.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods presented (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(26,589)	$(17,495)
Financing activities	617	114,181
Increase (decrease) in cash and cash equivalents	$(25,972)	$96,686

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $26.6 million, resulting from our net loss of $31.3 million and changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $6.0 million related to stock-based compensation and lease expense. The net loss of $31.3 million was driven by our ongoing clinical development activities partially offset by grant revenue.  The $1.3 million change in operating assets and liabilities primarily consisted of the following activities, a: (i) $1.6 million decrease in deferred revenue, (ii) $0.9 million increase in prepaid and other assets and operating lease liability, and (iii) $1.2 million increase in accounts payable and accrued expenses.

During the year ended December 31, 2020, operating activities used $17.5 million, resulting from our net loss of $17.2 million, which included net non-cash charges of $1.4 million related to stock-based compensation, lease expense, and forgiveness of the paycheck protection program loan, offset by a $1.7 million change in our operating assets and liabilities. The net loss of $17.2 million was driven by our ongoing clinical development activities partially offset by grant revenue.  The $1.7 million change in operating assets and liabilities primarily consisted of the following partially offsetting activities: (i) a $2.0 million decrease in deferred revenue, (ii) a $0.7 million increase in prepaid and other assets and operating lease liability, and (iii) a $1.0 million increase in accounts payable and accrued expenses.

Investing Activities

No cash was used or provided by investing activities for the years ended December 31, 2021 and December 31, 2020.

Financing Activities

Financing activities provided net cash of $0.6 million for year ended December 31, 2021, which consisted of net proceeds from the exercise of common stock options and warrants.

Financing activities provided net cash of $114.2 million for the year ended December 31, 2020, which primarily consisted of $113.9 million in net proceeds received from various public offerings.

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

We believe our existing cash and cash equivalents as of March 10, 2022 will be sufficient to fund our projected operating requirements into mid-2023. However, our forecast of the period of time through which our financial resources will be adequate to support our planned operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research and development of our product candidates, and we may be forced to seek additional funds sooner than expected to pursue our research and development activities. We expect to finance our capital requirements in the foreseeable future through a combination of the sale of public or private equity or debt securities, government funding, or other sources, including potentially collaborations, licenses and other similar arrangements. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. To the extent that we can raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Any of these events could significantly harm our business, operations, financial condition and prospects.

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
•

the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of zilovertamab and ONCT-216, and preclinical studies or clinical trials of our ROR1 CAR-T and DAARI product candidates or additional indications of our current product candidates as well as other product candidates that we may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics, to conduct our clinical trials of zilovertamab;
•	the costs and capacity for CAR-T development and lentivirus manufacturing;
•	the costs, timing and outcome of seeking and obtaining worldwide regulatory approvals for our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	the costs associated with hiring additional personnel, CROs and consultants as our preclinical and clinical activities increase;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors and adequate market share and revenue for any approved products;
•

the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements, including milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future;

•	costs associated with any products or technologies that we may in-license or acquire; and
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval.

If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

In December 2021, we entered into the ATM Sales Agreement, pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through December 31, 2021, we have not sold any shares under the Sales Agreement.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of December 31, 2021, our calculated public float exceeded $75.0 million. In April 2021, our Form S-3 registration statement became effective. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the expected timing for achieving key milestones, including initiating, completing and announcing results of clinical trials of zilovertamab and ONCT-216 and announcing the first-in-human dosing of our CAR-T product candidate targeting ROR-1, currently in preclinical development, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Notes 3 and 4 to our consolidated financial statements included elsewhere in this Annual Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Critical Accounting Policies & Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

Our estimates are based on our historical trends and other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements as of December 31, 2021 and 2020 and for each of the years ended December 31, 2021 and 2020, appearing elsewhere in this Annual Report. However, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Research and Development Expenses and Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Certain service providers invoice us in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to: (i) CROs and other third parties in connection with clinical studies and preclinical development activities; (ii) investigative sites in connection with clinical studies; and (iii) third parties related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.

Revenue Recognition

We generate revenue from certain grant awards or a subaward (the “Grant Awards”) (see Note 4), which provide us with payments in return for certain research and development activities over a contractually defined period. Revenue from Grant Awards is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Grant Awards have been met.

The Grant Awards are on a best-effort basis and do not require scientific achievement as a performance obligation. The Grant Awards are nonrefundable. The costs associated with the Grant Awards are expensed as incurred and reflected as a component of research and development expense in the accompanying consolidated statements of operations.

Funds received from the Grant Awards are recorded as revenue as we are the principal participant in the arrangement because the activities under the Grant Awards are part of our development programs. In those instances where we first receive consideration in advance of providing underlying services, we classify such consideration as deferred revenue until (or as) we provide the underlying services. In those instances where we first provide the underlying services prior to receipt of consideration, we record a grant receivable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.	Financial Statement and Other Supplementary Information.

The Consolidated Financial Statements and supplementary data of Oncternal Therapeutics, Inc. required by this Item are described in Item 15 of this Annual Report and are presented beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Oncternal Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oncternal Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Notes 1 and 2 to the consolidated financial statements, the Company has recorded $0.5 million for accrued clinical trial expenses for the estimated costs incurred but not yet billed or paid as of December 31, 2021. When payment terms under the related contracts do not align with the pattern of costs incurred, the Company is required to make estimates of the outstanding obligations as of period end. When evaluating the adequacy of the accrued clinical trial liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs, which could involve significant judgements, estimates, and specialized knowledge.

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
•

Testing clinical accrual cutoff and evaluating the completeness and valuation of clinical accruals by comparing invoices received by the Company subsequent to December 31, 2021 to the amounts recognized by the Company as of that date.

•

Testing clinical accrual for completeness and accuracy by confirming amounts due at December 31, 2021 directly with clinical research organizations (CROs) including total expenses incurred for all services provided by the CRO during 2021.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Diego, California

March 10, 2022

Oncternal Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,765	$116,737
Prepaid and other	2,088	1,266
Total current assets	92,853	118,003
Right-of-use asset	75	40
Other assets	657	766
Total assets	$93,585	$118,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,959	$1,143
Accrued liabilities	3,431	3,042
Deferred grant revenue	—	1,633
Lease, current	75	40
Total current liabilities	5,465	5,858
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at December 31, 2021 and 2020; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000 at December 31, 2021 and 60,000 at 2020; issued and outstanding shares – 49,429 and 48,802 at December 31, 2021 and 2020, respectively	49	49
Additional paid-in capital	202,201	195,699
Accumulated deficit	(114,130)	(82,797)
Total stockholders’ equity	88,120	112,951
Total liabilities and stockholders’ equity	$93,585	$118,809

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Operations

(thousands, except per share data)

	Years Ended December 31,
	2021	2020
Grant revenue	$4,315	$3,375
Operating expenses:
Research and development	24,086	12,544
General and administrative	11,595	8,373
Total operating expenses	35,681	20,917
Loss from operations	(31,366)	(17,542)
Other income (expense):
Other income	—	301
Interest income	33	16
Total other income (expense)	33	317
Net loss	$(31,333)	$(17,225)
Net loss per share, basic and diluted	$(0.64)	$(0.85)
Weighted-average shares outstanding, basic and diluted	49,321	20,305

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(31,333)	$(17,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of payroll protection program loan	—	(301)
Stock-based compensation	5,875	1,556
Noncash lease expense	169	150
Changes in operating assets and liabilities:
Prepaid and other assets	(713)	(529)
Accounts payable	816	272
Accrued liabilities	399	739
Change in lease liability	(169)	(150)
Deferred grant revenue	(1,633)	(2,007)
Net cash used in operating activities	(26,589)	(17,495)
Cash flows from financing activities
Proceeds from payroll protection loan	—	301
Proceeds from exercise of stock options and common stock warrants	617	4
Proceeds from the issuance of common stock and common stock warrants, net	—	113,876
Net cash provided by financing activities	617	114,181
Net increase (decrease) increase in cash and cash equivalents	(25,972)	96,686
Cash and cash equivalents at beginning of period	116,737	20,051
Cash and cash equivalents at end of period	$90,765	$116,737
Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$1,836	$—
Fair value of warrants issued to placement agent	$—	$5,325
Gain on forgiveness of payroll protection program loan	$—	$301
Payment of 2019 bonus awards with stock options in lieu of cash	$—	$415

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	15,387	$15	$79,869	$(65,572)	$14,312
Exercise of stock options for cash	5	—	4	—	4
Cashless exercise of warrants	36	—	—	—	—
Vesting related to repurchase liability	—	—	13	—	13
Issuance of common stock, net of issuance cost of $11,103	33,374	34	113,842	—	113,876
Issuance of 2019 bonus awards with stock option in lieu of cash	—	—	415	—	415
Stock-based compensation	—	—	1,556	—	1,556
Net loss	—	—	—	(17,225)	(17,225)
Balance at December 31, 2020	48,802	49	195,699	(82,797)	112,951
Exercise of stock options for cash	108	—	415	—	415
Cashless exercise of warrants	459	—	—	—	—
Exercise of warrants for cash	60	—	202	—	202
Vesting related to repurchase liability	—	—	10	—	10
Stock-based compensation	—	—	5,875	—	5,875
Net loss	—	—	—	(31,333)	(31,333)
Balance at December 31, 2021	49,429	$49	$202,201	$(114,130)	$88,120

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company,” “Oncternal,” or the “combined company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s clinical pipeline includes zilovertamab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1), and ONCT-216, a small molecule inhibiting the biological activity of ETS-family transcription factor oncoproteins. The Company is also developing ONCT-808, a CAR-T (chimeric antigen receptor T-cells) product candidate that targets ROR1 and ONCT-534, a dual-action androgen receptor inhibitor product candidate for the treatment of castration-resistant prostate and other androgen receptor-driven cancers.

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

As of December 31, 2021, the Company had $90.8 million in cash and cash equivalents and no debt. The Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the date of issuance. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $114.1 million as of December 31, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements in both the short term and long term. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, including potentially delaying, scaling back or eliminating certain of our pipeline development programs, extend payment terms with suppliers, or liquidate assets where possible. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The Company currently has capacity to issue $50.0 million of additional shares of common stock under its recently established and unused ATM program. There can be no assurance that the Company will be able to sell any shares of its common stock under the ATM Program or regarding the price at which it will be able to sell any such shares, and any sales of shares of its common stock under the ATM Program may be at prices that result in additional dilution to existing stockholders of the Company.

The Company's ability to obtain additional financing (including through collaborating and licensing arrangements) will depend on a number of factors, including, among others, its ability to generate positive data from its clinical trials and preclinical studies, the condition of the capital markets and the other risks, many of which are dependent on factors outside of its control. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s consolidated financial statements and accompanying notes requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates consist of those used to determine the fair value of the Company’s stock-based awards, and those used to determine grant revenue and accruals for research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. As of December 31, 2021, the Company’s clinical trial accrual balance of $0.5 million is included in accrued liabilities. The Company’s related clinical trial expenses are included in research and development expenses of $24.1 million and $12.5 million at December 31, 2021 and December 31, 2020, respectively.

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

Revenue Recognition

The Company generates revenue from certain grant awards or a research subaward (the “Grant Awards”)(see Note 4), which provides the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such Grant Awards is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Grant Awards have been met.

The Grant Awards are on a best-efforts basis and do not require scientific achievement as a performance obligation. The Grant Awards are non-refundable. The costs associated with the Grant Awards are expensed as incurred and reflected as a component of research and development expense in the accompanying consolidated statements of operations.

Funds received from the Grant Awards are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Grant Awards are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At December 31, 2021 and 2020, the Company had a grant receivable of $0.4 million and deferred grant revenue of $1.6 million, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of 7,000 shares and 25,000 shares from the weighted-average number of common shares outstanding for the years ended December 31, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2021	2020
Warrants to purchase common stock	4,235	5,032
Common stock options	6,445	2,226
Common stock subject to repurchase	—	15
	10,680	7,273

Recently Adopted Accounting Pronouncements

ASU 2021-10

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The FASB issued the ASU to improve transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.  The disclosure requirements in ASU 2021-10 only apply to transactions with a government that are accounted for by analogizing to either a grant model (for example, in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance), or a contribution model. ASU 2021-10 requires the entity to disclose the nature and significant terms and conditions of the transaction, accounting policies used to account for the transaction, and line items in the financial statements affected by the transaction. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2021-10 under the prospective method of transition effective January 1, 2021, and determined that there was no cumulative effect to be recognized upon early adoption.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 362), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company was a smaller reporting company at the determination date, and therefore the new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2021-04 may have on its consolidated financial statements and related disclosures.
2.	Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Research and development	$779	$412
Clinical trials	518	980
Legal fees	154	77
Unvested share liability	—	10
Compensation	1,955	1,528
Other	25	35
	$3,431	$3,042

3.	Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $0.2 million for the years ended December 31, 2021 and 2020. On May 22, 2019, the Company entered into an office sublease agreement for 4,677 square feet in San Diego, California (“San Diego Lease”) which expired on March 31, 2021. On March 17, 2021, the Company entered into a direct lease with the landlord for the same facility (the “San Diego Lease”) which expires on May 31, 2022. Base rent under the San Diego Lease is approximately $77,000 for the remainder of the lease term and the monthly rent expense is being recognized on a straight-line basis over the lease term.

The San Diego Lease is included in the accompanying consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of December 31, 2021, the Company has recognized a net operating lease right-of-use asset and a lease liability of $75,000 that matures in May 2022, which has a weighted average remaining lease term of 0.42 years.

Related Party Transactions

In January 2019, the Company engaged Newfront Insurance as its primary insurance broker. The son of Richard Vincent, the Company’s Chief Financial Officer, acted as the Company’s agent at Newfront Insurance. During the years ended December 31, 2021 and 2020, the Company paid total related policy premiums of $1.8 million and $1.4 million, respectively, for which Mr. Vincent’s son received a commission of $0.1 million.

 Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018. During the year ended December 31, 2021, the Company recorded amounts receivable from SPH USA related to statements of work totaling $0.4 million (see Note 4). SPH USA is the Company’s largest stockholder and an affiliate of two of the Company’s directors.

In connection with the securities purchase agreements and underwritten offering, other investors included individuals or entities affiliated with David F. Hale, SPH USA, Daniel L. Kisner and Michael G. Carter (see Note 6).

4.	License, Collaboration, Research Subaward Agreement and CVR Agreements

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of December 31, 2021, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The amount recorded as research and development expense for the year ended December 31, 2021 and 2020 was $0.1 million.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended in March and May 2019 and February 2021, the Company entered into a license agreement (as amended and restated, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) $25,000 in license maintenance fees as research and development expense for each of the years ended December 31, 2021 and 2020, and (ii) approximately $0.3 million and $0.2 million in patent costs as general and administrative expense for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company believes it has met its obligations under the Regents License Agreement.

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

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a Research Agreement with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement that expired in 2021, the Regents was paid an aggregate of $3.6 million. The Company recorded $0.3 million and $0.5 million in research and development expense under this agreement for each of the years ended December 31, 2021 and 2020, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement. Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024.

University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”; formerly known as the SARD License Agreement) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader technologies owned or controlled by UTRF, including all improvements thereto, which is now known as the dual action androgen receptor inhibitor, or DAARI program. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development.  The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expenses under this agreement of $0.1 million and $0.2 million for each of the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company believes it has met its obligations under the DAARI License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia (“CLL”) and mantle cell lymphoma (“MCL”). This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (“CIRLL”) study. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive approximately $14.4 million in development milestones under research subaward agreements throughout the award project period, estimated to be from October 1, 2017 to March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received subaward payments of $2.2 million and $1.4 million in the years ended December 31, 2021 and 2020, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the years ended December 31, 2021 and 2020, the Company’s grant revenue was $4.2 million and $3.4 million, respectively. Related qualifying subaward costs for the years ended December 31, 2021 and 2020 were $8.8 million and $5.2 million, respectively. As of December 31, 2021, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at the University of California San Diego School of Medicine (“UC San Diego”) to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period. The Company recorded no research and development expense, and no contingency funds have been provided under such CIRM award for the years ended December 31, 2021 and 2020. The grant expired in 2021 and the Company believes there are no obligations as of December 31, 2021.

The National Institutes of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support preclinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grant awards, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the year ended December 31, 2021, the Company received no award payments from the NIH and recorded $143,000 in grant revenue and unbilled receivables which has been included in prepaid and other assets.

Clinical Trial and Supply Agreement

In April 2018, and as amended in August 2019, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company (“Pharmacyclics”) to supply ibrutinib for the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib. Such agreement does not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country/region-by-country/region or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for the years ended December 31, 2021 and 2020. See Note 3.

Contingent Value Rights Agreement (“CVR Agreement”)

Pursuant to the GTx merger agreement entered into in June 2019 (the “Merger”), the Company, a representative of holders of the CVRs, and Computershare, Inc. as rights agent entered into the CVR Agreement. Pursuant to the CVR Agreement, the Company’s stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger.

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of December 31, 2021, no transactions or net sales relating to the DAARI technology had occurred.
5.	Debt

Paycheck Protection Program Loan Payable

In May 2020, the Company received a $0.3 million unsecured loan, bearing interest at 1%, pursuant to the Paycheck Protection Program (the “PPP”), a program implemented by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (the “PPP Loan”). In December 2020, the underlying principal and interest were fully forgiven by the SBA and the Company has no further obligations thereunder. The loan forgiveness was recorded as other income of $0.3 million in the consolidated statement of operations.
6.	Stockholders’ Equity

Amended and Restated Articles of Incorporation

On May 25, 2021, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock, each with a par value of $0.001 per share.

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

In July 2020, the Company entered into a Securities Purchase Agreement (the “July Purchase Agreement”) with several institutional and individual investors for the concurrent sale of: (i) 2,581,867 shares of the Company’s common stock in a registered direct offering, resulting in net proceeds of $5.7 million, after deducting the placement agent’s cash commissions and other offering expenses, and excluding the proceeds, if any, from the exercise of the warrants, and (ii) unregistered warrants to purchase up to an aggregate of 1,290,933 shares of common stock. The combined purchase price for one share and one warrant to purchase half of a share of common stock was $2.3825. The warrants issued to investors were, subject to certain ownership limitations, immediately exercisable at an exercise price equal to $2.32 per share and expire on January 21, 2026. In addition, the Company issued warrants to purchase 154,912 shares of common stock at an exercise price of $2.9781 per share to the placement agent as part of its compensation, which warrants were immediately exercisable upon issuance and terminate on July 21, 2025. Other investors participating in the July Purchase Agreement included an entity affiliated with SPH USA, and Daniel L. Kisner, a member of the Company’s board of directors.

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

In connection with the May Purchase Agreement and July Purchase Agreement, the Company also agreed, on a best-efforts basis, to: (i) maintain its listing on The Nasdaq Capital Market to provide for the resale of the shares of common stock issuable upon the exercise of the warrants, and (ii) not enter into any agreement for the issuance of any shares of common stock involving a variable rate transaction before July 21, 2021, which expired in 2021. In December 2021, the Company executed an at-the-market (“ATM”) facility of up to $50.0 million. During the year ended December 31, 2021, the Company did not sell shares under the ATM.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Balance Outstanding - December 31, 2019	841,424	$37.97	2.75
Issued	4,265,198	$3.47
Exercised	(74,781)	$3.22	—
Balance Outstanding - December 31, 2020	5,031,841	$9.25	4.40
Issued	—	$—	—
Exercised	(796,931)	$2.56	—
Balance Outstanding - December 31, 2021	4,234,910	$10.50	3.31

As of December 31, 2021 and 2020, all warrants met the criteria for classification in stockholders’ equity.

Equity Incentive Plans

Contemporaneous with the Merger  closing: (i) Private Oncternal’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,678,571 shares of common stock, (b) 275,579 shares of common stock previously outstanding under the GTx 2013 Equity Incentive Plan that were cancelled became available for issuance under the 2019 Plan, and (c) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance. At December 31, 2021, 1,842,432 shares remain available for future issuance under the 2019 Plan and Inducement Plan (as defined below).

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

On February 11, 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of non-statutory stock options to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2019 Plan. As amended on May 25, 2021 and December 16, 2021, the Company has reserved 2,800,000 shares of common stock under the Inducement Plan.

A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,107,625	$4.08
Granted	4,884,800	$5.78
Cancelled	(439,684)	$5.46
Exercised	(107,997)	$3.84
Outstanding at December 31, 2021	6,444,744	$5.28	8.7	$613,190
Vested and exercisable at December 31, 2021	1,440,122	$3.92	6.8	$488,187

The weighted average grant date fair value per share of option grants for the years ended December 31, 2021 and 2020 was $4.35 and $2.53 per share, respectively.  The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $419,755 and $10,413.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.9%	0.7%
Expected volatility	92.8%	91.6%
Expected term (in years)	6.2	6.7
Expected dividend yield	—%	—%

Expected volatility. The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the life sciences industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because Private Oncternal did not have historical exercise behavior, it determined the expected term assumption using the simplified method for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the remaining contractual term.

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

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$3,136	$544
General and administrative	2,739	1,012
	$5,875	$1,556

At December 31, 2021, the total compensation cost related to nonvested awards not yet recognized was $17.4 million and the weighted-average period over which it is expected to be recognized was 3.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2021	2020
Common stock warrants	4,235	5,032
Common stock options issued and outstanding	6,445	2,226
Common stock available for issuance under equity plans	1,842	938
	12,522	8,196

7.	COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (SAR-CoV-2) causing a severe respiratory disease (“COVID-19”), was declared a global pandemic by the World Health Organization in March 2020. COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely. While the Company is currently continuing the clinical trials it has underway in sites across the U.S., the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials. For example, some of its clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients travelling from out-of-state, have implemented a 14-day self-quarantine before appointments. Additionally, the Company’s expectations for the timing of first-in-human dosing of its ROR1 CAR-T therapy in China has been delayed. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future development that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of vaccination programs, the emergence of new variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and authorized the PPP (see Note 5).  The CARES Act had no material impact on the Company’s income tax provision for the years ended December 31, 2021 or 2020.

8.	Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Federal income taxes	$(6,579)	$(3,617)
State income taxes, net of federal benefit	(2,013)	(1,113)
Permanent items	4	(65)
Stock based compensation	512	226
Research and development credit carryforwards	(1,099)	(505)
Other, net	(131)	—
Change in valuation allowance	9,306	5,074
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$21,254	$17,852
Research and development credit carryforwards	3,051	1,952
Accrued expenses	484	367
Capitalized research and development costs	15,847	11,987
Stock based compensation	1,206	303
Other, net	24	90
Total deferred tax assets	41,866	32,551
Valuation allowance	(41,845)	(32,540)
	21	11
Deferred tax liabilities:
Right of use asset	(21)	(11)
Total deferred tax liabilities	(21)	(11)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2021. Accordingly, a valuation allowance of $41.8 million has been recorded to offset this deferred tax asset.  The valuation allowance increased by $9.3 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had federal and state net operating loss (NOL) carryforwards of approximately $81.5 million and $59.4 million, respectively. Of the federal net operating losses at December 31, 2021, $55.2 million do not expire, and the remaining federal and state net operating loss carryforwards will begin expiring in 2033 and 2029, respectively, unless previously utilized. At December 31, 2021, the Company also had federal and state research and development credit carryforwards of approximately $2.1 million and $1.3 million, respectively. The federal research and development credit carryforwards will begin expiring in 2034 unless previously utilized. The state research and development credits do not expire.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2021 and 2020, there were no unrecognized tax benefits recorded in the consolidated financial statements. The Company does not expect any material changes to unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s 2014 through 2021 federal income tax and state income tax returns are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is not currently under examination by any tax authority.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report. Based on the evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 9, 2022, we entered into the amended and restated DAARI License Agreement.  For a description of the DAARI License Agreement, see “Business—Licenses and Collaborative Relationships—University of Tennessee Research.” The description of the DAARI License Agreement does not purport to be complete and is qualified in its entirety by reference to the DAARI License Agreement that is filed as an exhibit to this Annual Report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

1. Financial Statements

The consolidated financial statements of Oncternal Therapeutics, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2021:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date
2.2^	Agreement and Plan of Merger and Reorganization (“Merger Agreement”) dated March 6, 2019, among the Registrant, Oncternal Therapeutics, Inc. (N/K/A Oncternal Oncology, Inc.) (“Private Oncternal”) and Grizzly Merger Sub, Inc. (“Merger Sub”)	8-K	000-50549	2.1	7-Mar-19

2.2.1	Amendment No. 1 to Merger Agreement dated April 30, 2019, among the Registrant, Private Oncternal and Merger Sub	8-K	000-50549	2.1	30-Apr-19

3.1	Restated Certificate of Incorporation of the Registrant dated February 6, 2004 (“Restated Certificate”)	S-3	333-127175	4.1	4-Aug-05

3.1.1	Certificate of Amendment of Restated Certificate dated May 6, 2011	8-K	000-50549	3.2	6-May-11

3.1.2	Certificate of Amendment of Restated Certificate dated May 6, 2014	8-K	000-50549	3.3	9-May-14

3.1.3	Certificate of Amendment of Restated Certificate dated May 6, 2015	10-Q	000-50549	3.4	11-May-15

3.1.4	Certificate of Amendment of Restated Certificate dated December 5, 2016	8-K	000-50549	3.1	5-Dec-16

3.1.5	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	10-Jun-19

3.1.6	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Name Change of the Registrant	8-K	000-50549	3.2	10-Jun-19

3.1.7	Certificate of Amendment of Restated Certificate dated May 25, 2021	8-K	000-50549	3.1	28-May-21

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	9-Aug-19

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	20-Oct-17

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Registrant	S-4	333-230758	4.11	8-Apr-19

4.3.1	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Private Oncternal	10-Q	000-50549	4.1	9-Aug-19

4.4	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.5	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.6	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.7	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement.	8-K	000-50549	4.2	21-Jul-20

4.8	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainright”)	8-K	000-50549	4.1	31-Aug-20

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.10	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

4.11*	Description of Securities of the Registrant

10.1	Contingent Value Rights Agreement (“CVR Agreement”) dated June 7, 2019, between the Registrant, Marc S. Hanover, as the Holders’ Representative (“Holders’ Representative”), and Computershare Investor Services, as Rights Agent (“Rights Agent”)	8-K	000-50549	10.1	10-Jun-19

10.1.1	First Amendment to CVR Agreement dated November 1, 2021, between the Registrant, Holders’ Representative, and Rights Agent	10-Q	000-50549	10.1	4-Nov-21

10.2†	Exclusive License Agreement between Georgetown University and the Registrant dated March 26, 2014 (the “Georgetown License Agreement”)	S-4	333-230758	10.47	8-Apr-19

10.2.1	Amendment to the Georgetown License Agreement dated March 17, 2016	S-4	333-230758	10.48	8-Apr-19

10.3†	License Agreement between Oncternal Therapeutics, Inc. and Velos Biopharma Holdings, LLC dated February 6, 2018	S-4	333-230758	10.54	8-Apr-19

10.4†	Amended and Restated License Agreement between Oncternal Therapeutics, Inc. and UC San Diego dated August 31, 2018 (the “UCSD License Agreement”)	S-4	333-230758	10.55	8-Apr-19

10.4.1†	Amendment #1 to the UCSD License Agreement Amended dated March 25, 2019	S-4	333-230758	10.56	8-Apr-19

10.4.2†	Amendment #2 to the UCSD License Agreement dated May 15, 2019	10-K	000-50549	10.13	16-Mar-20

10.4.3†	Amendment #3 to the UCSD License Agreement dated February 5, 2021	10-K	000-50549	10.14	11-Mar-21

10.5†*	Amended and Restated License Agreement between the University of Tennessee Research Foundation and the Registrant Oncternal Therapeutics, Inc. dated March 9, 2022

10.6#	Restricted Stock Purchase Agreement dated May 9, 2018, between the Registrant and Charles Theuer, M.D., Ph.D.	S-4	333-230758	10.63	8-Apr-19

10.7#	Employment Agreement dated August 26, 2019 between the Registrant and Frank Hsu, M.D.	10-Q	000-50549	10.1	8-Nov-19

10.7.1#	Employment Transition Agreement between Frank Hsu, M.D. and Registrant, dated February 24, 2021	10-Q	000-50549	10.3	6-May-21

10.8#	Employment Agreement dated September 5, 2019 between the Registrant and Gunnar F. Kaufmann, Ph.D.	10-Q	000-50549	10.2	8-Nov-19

10.9#	Employment Agreement dated September 12, 2019 between the Registrant and James B. Breitmeyer, M.D.	10-Q	000-50549	10.4	8-Nov-19

10.10#	Employment Agreement dated September 5, 2019 between the Registrant and Richard G. Vincent	10-Q	000-50549	10.5	8-Nov-19

10.11#	Amended and Restated Employment Agreement dated January 6, 2021 between the Registrant and Raj Krishnan, Ph.D.	10-Q	000-50549	10.1	5-Aug-21

10.12#	Employment Agreement dated April 12, 2021 between the Registrant and Chase Leavitt	10-Q	000-50549	10.2	5-Aug-21

10.13#	Employment Agreement dated May 17, 2021 between the Registrant and Salim Yazji, M.D.	10-Q	000-50549	10.3	5-Aug-21

10.14#	Annual Incentive Plan of the Registrant	10-Q	000-50549	10.7	8-Nov-19

10.15#	Form of Indemnification Agreement	10-K	000-50549	10.31	16-Mar-20

10.16#	Non-Employee Director Compensation Program of Registrant	10-Q	000-50549	10.2	6-May-21

10.17#	2015 Equity Incentive Plan of Private Oncternal, as amended (the “2015 Plan”)	S-4	333-230758	10.57	8-Apr-19

10.17.1#	Form of Stock Option Agreement under the 2015 Plan	S-4	333-230758	10.58	8-Apr-19

10.17.2#	Form of Early Exercise Stock Option Agreement under the 2015 Plan	S-4	333-230758	10.59	8-Apr-19

10.18*#	2019 Incentive Award Plan of the Registrant effective June 7, 2019 (the “2019 Plan”)

10.18.1*#	Form of Stock Option Agreement under the 2019 Plan

10.18.2*#	Form of Restricted Stock Unit under the 2019 Plan

10.19#	2021 Employment Inducement Incentive Award Plan of the Registrant (the “Inducement Plan”)	8-K	000-50549	10.1	17-Feb-21

10.19.1*#	Form of Stock Option under the Inducement Plan

10.19.2#	Amendment No. 1 to the Inducement Plan dated May 28, 2021	8-K	000-50549	10.1	25-May-21

10.19.3*#	Amendment No. 2 to the Inducement Plan dated December 15, 2021

21.1	Subsidiaries	10-K	000-50549	21.1	16-Mar-20

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see Signature Page)

31.1*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^

The schedules and exhibits to the merger agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

*	Filed herewith
‡	Furnished herewith
#	Management contract or compensatory plan
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

Oncternal Therapeutics, Inc.

Date: March 10, 2022	By:	/s/ James B. Breitmeyer, M.D., PH.D.
James B. Breitmeyer, M.D., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. James B. Breitmeyer, M.D., Ph.D. and Richard G. Vincent, and each of them, as his or her true and. lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James B. Breitmeyer	President, Chief Executive Officer and Member of the Board of Directors	March 10, 2022
James B. Breitmeyer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Richard G. Vincent	Chief Financial Officer	March 10, 2022
Richard G. Vincent	(Principal Financial Officer)

/s/ David F. Hale	Chairman of the Board of Directors	March 10, 2022
David F. Hale

/s/ Michael G. Carter	Director	March 10, 2022
Michael G. Carter, M.B., ChB, FRCP

/s/ Jinzhu Chen	Director	March 10, 2022
Jinzhu Chen

/s/ Daniel L. Kisner	Director	March 10, 2022
Daniel L. Kisner

/s/ William R. LaRue	Director	March 10, 2022
William R. LaRue

/s/ Rosemary Mazanet	Director	March 10, 2022
Rosemary Mazanet, M.D., Ph.D.

Director
Nakanishi, Ph.D.

/s/ Robert Wills	Director	March 10, 2022
Robert Wills, Ph.D.

/s/ Charles P. Theuer	Director	March 10, 2022
Charles P. Theuer, M.D., Ph.D.