Form 10-Q
period 2022-03-31
Oncternal Therapeutics, Inc.
filed 2022-05-05
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50549

Oncternal Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1715807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12230 El Camino Real, Suite 230
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

As of April 28, 2022, the registrant had 49,429,054 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,159	$90,765
Prepaid and other	2,907	2,088
Total current assets	85,066	92,853
Right-of-use asset	31	75
Other assets	391	657
Total assets	$85,488	$93,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,395	$1,959
Accrued liabilities	2,868	3,431
Lease liability	31	75
Total current liabilities	5,294	5,465
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 49,429 at March 31, 2022 and December 31, 2021	49	49
Additional paid-in capital	204,179	202,201
Accumulated deficit	(124,034)	(114,130)
Total stockholders’ equity	80,194	88,120
Total liabilities and stockholders’ equity	$85,488	$93,585

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Grant revenue	$746	$748
Operating expenses:
Research and development	6,979	3,913
General and administrative	3,679	2,794
Total operating expenses	10,658	6,707
Loss from operations	(9,912)	(5,959)
Interest income	8	11
Net loss	$(9,904)	$(5,948)
Net loss per share, basic and diluted	$(0.20)	$(0.12)
Weighted-average shares outstanding, basic and diluted	49,429	49,094

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,904)	$(5,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,978	838
Non-cash lease expense	44	40
Changes in operating assets and liabilities:
Prepaid and other	(553)	(609)
Accounts payable	436	749
Accrued liabilities	(563)	(267)
Change in lease liability	(44)	(40)
Deferred grant revenue	—	(748)
Net cash used in operating activities	(8,606)	(5,985)
Cash flows from financing activities
Proceeds from exercise of stock options	—	358
Proceeds from exercise of common stock warrants	—	101
Net cash provided by financing activities	—	459
Net decrease in cash and cash equivalents	(8,606)	(5,526)
Cash and cash equivalents at beginning of period	90,765	116,737
Cash and cash equivalents at end of period	$82,159	$111,211
Supplemental disclosure of non-cash financing activities
Cashless exercise of warrants	$—	$1,836

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	49,429	$49	$202,201	$(114,130)	$88,120
Stock-based compensation	—	—	1,978	—	1,978
Net loss	—	—	—	(9,904)	(9,904)
Balance at March 31, 2022	49,429	$49	$204,179	$(124,034)	$80,194

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	48,802	$49	$195,699	$(82,797)	$112,951
Exercise of stock options for cash	88	—	358	—	358
Exercise of warrants for cash	17	—	101	—	101
Cashless exercise of warrants	459	—	—	—	—
Vesting related to unvested share liability	—	—	3	—	3
Stock-based compensation	—	—	838	—	838
Net loss	—	—	—	(5,948)	(5,948)
Balance at March 31, 2021	49,366	$49	$196,999	$(88,745)	$108,303

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company,” “Oncternal,” or the “combined company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s lead clinical program is zilovertamab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1). The Company is also developing ONCT-808, a CAR-T (chimeric antigen receptor T-cells) product candidate that targets ROR1, and ONCT-534, a dual-action androgen receptor inhibitor (“DAARI”) product candidate for the treatment of castration-resistant prostate cancer, including those with clinically important resistance to approved androgen receptor inhibitors.

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

As of March 31, 2022, the Company had $82.2 million in cash and cash equivalents and no debt. The Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $124.0 million as of March 31, 2022. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, including potentially delaying, scaling back or eliminating certain of its pipeline development programs, extend payment terms with suppliers, or liquidate assets where possible. Any of these actions could materially affect the Company’s business, results of operations and future prospects.

As of March 31, 2022, the Company had capacity to issue up to $50.0 million of shares of common stock under its at-the-market (“ATM”) facility. There can be no assurance that the Company will be able to sell any shares of its common stock under the ATM facility and no assurance regarding the price at which it will be able to sell any such shares, and any sales of shares of its common stock under the ATM facility may be at prices that result in additional dilution to existing stockholders of the Company. Through March 31, 2022, the Company has not sold any shares under the ATM.

The Company's ability to obtain additional financing (including through collaboration and/or licensing arrangements) will depend on a number of factors, including, among others, its ability to generate positive data from its clinical trials and preclinical studies, the condition of the capital markets and other risks, many of which are dependent on factors outside of its control. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited, consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, filed with the SEC on its Annual Report on Form 10-K on March 10, 2022. The results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements and accompanying notes requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates consist of those used to determine grant revenue and accruals for research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities and all clinical trial expenses are included in research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. At March 31, 2022, the Company’s clinical trial accrual balance of $0.7 million is included in accrued liabilities. The Company’s related clinical trial expenses are included in research and development expenses of $7.0 million and $3.9 million at March 31, 2022 and 2021, respectively.

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

Revenue Recognition

The Company generates revenue from certain grant awards or a research subaward (the “Grant Awards”) (see Note 4), which provide the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such Grant Awards is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Grant Awards have been met.

The Grant Awards are on a best-effort basis and do not require scientific achievement as a performance obligation. The Grant Awards are non-refundable. The costs associated with the Grant Awards are expensed as incurred and reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the Grant Awards are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Grant Awards are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At March 31, 2022, the Company had grants receivable of $1.1 million in prepaid and other assets.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of zero shares and 13,000 shares from the weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2022	2021
Warrants to purchase common stock	4,235	4,278
Common stock options	8,199	4,069
Restricted stock unit awards	464	—
Common stock subject to repurchase	—	10
Total	12,898	8,357

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

2.
Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research and development	$797	$779
Clinical trials	673	518
Legal fees	243	154
Compensation	1,155	1,955
Other	—	25
	$2,868	$3,431

3.
Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $46,000 and $41,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $31,000 as of March 31, 2022. The weighted average remaining lease term was 0.17 years.

Maturities of the lease liability due under this lease agreement as of March 31, 2022, are as follows (in thousands):

Maturity of lease liability	Operating Lease
2022 lease payments	$31
Less imputed interest	—
Lease liability	$31

Sublease

Effective April 18, 2022, the Company entered into a sublease agreement for office space of 3,748 square feet in San Diego, California which commenced on April 18, 2022 and expires on July 31, 2023 for an aggregate sublease cost of $202,000. Such lease will be recorded during the second quarter of 2022 as a net operating lease right-of-use asset and an aggregate lease liability of $191,000.

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”), the Company’s largest stockholder and an affiliate of two of the Company’s directors, entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”). Pursuant to the SPH USA Services Agreement, the Company and SPH USA have executed and expect to continue to execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of a license and distribution agreement between the parties (see Note 4). The Company recorded amounts receivable from SPH USA, in prepaid and other assets, related to statements of work totaling $0.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 4).

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of March 31, 2022, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The Company recorded research and development expense of $0.1 million for each of the three months ended March 31, 2022 and 2021.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended thereafter, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) none and $25,000 in license maintenance fees as research and development expense for each of the three months ended March 31, 2022 and 2021, respectively, and (ii) nominal and $0.2 million in patent costs as general and administrative expense for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company believes it has met its obligations under the Regents License Agreement.

The Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the 15th anniversary of the first commercial sale of a licensed product. The Regents may terminate the Regents License Agreement if: (i) a material breach by the Company is not cured within a reasonable time, (ii) the Company files a claim asserting the Regents licensed patent rights are invalid or unenforceable, and (iii) the Company files for bankruptcy. The Company may terminate the agreement at any time upon at least 60 days’ written notice.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a research agreement with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement that expired in June 2021, the Regents was paid an aggregate of $3.6 million. Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024. The Company recorded $0.1 million in research and development expenses under these agreements for each of the three months ended March 31, 2022 and 2021, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing DAARI technologies owned or controlled by UTRF, including all improvements thereto. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded $0.2 million and $35,000 in research and development expenses under this agreement for each of the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company believes it has met its obligations under the DAARI License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma (“MCL”), and chronic lymphocytic leukemia (“CLL”). This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (the “CIRLL study”). The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive $14.4 million in development milestones under research subaward agreements during the award project period from October 1, 2017 through March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received no subaward payments in the three months ended March 31, 2022 and 2021, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended March 31, 2022 and 2021, the Company recorded revenue of $0.3 million and $0.7 million, respectively. Related qualifying subaward costs for the three months ended March 31, 2022 and 2021 were $0.5 million and $1.5 million, respectively. At March 31, 2022, the Company recorded an unbilled grant receivable of $0.6 million in prepaid and other assets. As of March 31, 2022, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

The National Institute of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support pre-clinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the three months ended March 31, 2022, the Company received $0.1 million in award payments from the NIH and recorded $0.5 million in grant revenue and an unbilled grant receivable of $0.5 million in prepaid and other assets.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three months ended March 31, 2022 and 2021 (see Note 3).

Contingent Value Rights Agreement (“CVR Agreement”)

Pursuant to the GTx merger agreement entered into in June 2019 (the “Merger”), the Company, a representative of holders of the CVRs, and Computershare, Inc. as rights agent, entered into the CVR Agreement. Pursuant to the CVR Agreement, the Company’s

stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger.

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of March 31, 2022, no transactions or net sales relating to the DAARI technology had occurred.

5.
Stockholders’ Equity

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2021	4,234,910	$10.50	3.31
Issued	—	$—	—
Forfeited	—	$—	—
Exercised	—	$—	—
Balance at March 31, 2022	4,234,910	$10.50	3.07

All warrants met the criteria for classification in stockholders’ equity. As of March 31, 2022, 469,996 warrants at a weighted-average exercise price of $63.14 per share are scheduled to expire in September 2022.

Equity Incentive Plans

Stock Option Awards

Contemporaneous with the Merger closing: (i) private Oncternal’s 2015 Equity Incentive Plan, as amended (“2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,954,150 shares of common stock, and (b) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance.

In July 2015, private Oncternal adopted the 2015 Plan which provided for the issuance of up to 631,120 shares of common stock for incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants. In general, the options issued under the 2015 Plan expire ten years from the date of grant and vest over a four-year period. Certain grants vest based on the achievement of development or regulatory milestones. The 2015 Plan was terminated as to new grant awards in June 2019.

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

At March 31, 2022, 2,096,059 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2019 Plan, Inducement Plan and 2015 Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,444,744	$5.28	—	$613,190
Granted	1,753,818	$1.94	—	$—
Forfeited	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2022	8,198,562	$4.56	8.7	$253,486
Options vested and expected to vest as of March 31, 2022	8,198,562	$4.56	8.7	$253,486
Options vested and exercisable at March 31, 2022	2,071,323	$4.67	7.3	$207,553

For the three months ended March 31, 2022 and 2021, the weighted average grant date fair value per share of option grants was $1.54 per share and $5.06 per share, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the three months ended March 31, 2022 and 2021, the aggregate intrinsic value of stock options exercised was none and $365,000, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. The Company began issuing RSUs in the first quarter of 2022. The RSUs generally vest over a two-year period. Restricted stock unit activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	464,007	$2.43
Forfeited	—	$—
Exercised	—	$—
Outstanding at March 31, 2022	464,007	$2.43
Units expected to vest as of March 31, 2022	464,007	$2.43
Units vested at March 31, 2022	—	$—

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.7%	0.6%
Expected volatility	100.4%	89.9%
Expected term (in years)	6.2	6.4
Expected dividend yield	—%	—%

Expected volatility. The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the life sciences industry with comparable characteristics to the Company including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Due to limited historical exercise behavior, it determined the expected life assumption using the simplified method for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the remaining contractual term.

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

RSU awards represent rights to receive shares of common stock contingent upon satisfaction of specific vesting conditions. The stock-based compensation expense for these awards was determined using the closing price on the grant date applied to the total number of shares that were anticipated to fully vest.

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$1,063	$473
General and administrative	915	365
	$1,978	$838

As of March 31, 2022, the unrecognized compensation cost related to non-vested stock options was $18.2 million, which is expected to be recognized over a weighted-average period of 3.3 years.

As of March 31, 2022, the unrecognized compensation cost related to non-vested restricted stock units was $1.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

March 31, 2022
Common stock warrants	4,235
Common stock options issued and outstanding	8,199
Restricted stock unit awards	464
Common stock available for issuance under the Inducement Plan and 2019 Plan	2,096
14,994

6.
COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for the Company’s preclinical and manufacturing activities, planned IND submissions and clinical trials, including the Company’s planned global Phase 3 study of zilovertamab. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated condensed financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2022. The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2022, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, the expected continued impact of COVID-19, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K, filed with the SEC on March 10, 2022, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes:

•
Zilovertamab (formerly cirmtuzumab or UC-961) is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) bind to a specific functionally important epitope of Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors types and that activates pathways leading to increased tumor proliferation, invasiveness, and drug resistance in preclinical models, and (ii) inhibit ROR1 function.

After reaching an agreement regarding the study design and major study details with the U.S. Food and Drug Administration, or FDA, we plan to evaluate zilovertamab in our potentially pivotal Phase 3 clinical trial for the treatment of patients with relapsed or refractory MCL, which is expected to be initiated in the third quarter of 2022. The Phase 3 clinical trial ZILO-301 is entitled, “Randomized, Double-blind, Placebo-controlled, Multi-center Phase 3 Study of Zilovertamab (A ROR1 Antibody) Plus Ibrutinib Versus Ibrutinib Plus Placebo in Patients with Relapsed or Refractory Mantle Cell Lymphoma.” Zilovertamab is currently being evaluated in the Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia, or CIRLL, study, a Phase 1/2 clinical trial in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma, or MCL, and chronic lymphocytic leukemia, or CLL. As of January 31, 2022, we have completed the enrollment of patients with MCL and CLL in the Phase 1/2 CIRLL study, and those patients are completing therapy or are in long-term follow-up. In addition, we are supporting two investigator-sponsored studies being conducted at the UC San Diego School of Medicine, or UC San Diego: (i) a Phase 2 clinical trial for metastatic castration-resistant prostate cancer study, including patients with resistance to approved androgen inhibitors, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl 2 inhibitor, in patients with relapsed/refractory CLL.

•
ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor T cell, or CAR-T, therapy that targets ROR1, is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells. ONCT-808 is in preclinical development as a potential treatment for hematologic malignancies and solid tumors, and is being developed in collaboration with the Karolinska Institutet and under agreements with Lentigen Technology, Inc. (lentivirus manufacturing) and Miltenyi Biotec B.V. &

Co. KG. (cell processing). We are performing preclinical activities to support the submission to the FDA of an Investigational New Drug Application, or IND, which we expect to submit in mid-2022.
•
ONCT-534, a dual action androgen receptor inhibitor, or DAARI, product candidate is in preclinical development as a potential treatment for advanced castration-resistant prostate cancers. We plan to start GLP toxicology studies and GMP manufacturing in the second quarter of 2022.

Our pipeline previously included ONCT-216, an investigational small molecule designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which had shown in preclinical studies to alter gene transcription and RNA processing that led to decreased cell proliferation and invasion. In April 2022, we deprioritized the development of ONCT-216 and stopped the enrollment of patients in a Phase 1/2 clinical trial in patients with relapsed or refractory Ewing sarcoma.

Since the inception of privately-held Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our zilovertamab and ONCT-216 clinical development programs as well as our ONCT-808 and ONCT-534 preclinical programs. Under research subaward agreements between us and UC San Diego, we were eligible to receive $14.4 million in development milestones during the award project period from October 1, 2017 to March 31, 2022. Through March 31, 2022, we have funded our operations primarily through: (i) gross proceeds of $125.0 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $13.9 million in subaward grant payments received from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger. As of March 31, 2022, we had cash and cash equivalents of $82.2 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $9.9 million for the three months ended March 31, 2022 and we had an accumulated deficit of $124.0 million as of March 31, 2022. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance zilovertamab, through clinical development in multiple indications, with a primary focus in MCL;
•
advance ONCT-808 to clinical development, initially in hematological malignancies;
•
advance ONCT-534 into clinical development, initially in castration resistant prostate cancer;
•
respond to the impacts of the COVID-19 pandemic, which has slowed enrollment into our clinical trials and impacted our supply chain activities;
•
evaluate zilovertamab in additional ROR1-positive hematologic malignancies;
•
continue to develop additional product candidates;
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

As a result, we believe we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time as we can generate significant product sales revenue, if ever, we expect to finance our operations through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar arrangements. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in licenses or acquisitions.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned IND submissions and clinical trials, including ZILO-301, our global Phase 3 study of zilovertamab that we plan to initiate in the third quarter of 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the our business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

Our grant revenue has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego and research and development grants from the National Institutes of Health, or NIH.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study throughout the award project period from October 1, 2017 through March 31, 2022. We are conducting this study in collaboration with UC San Diego and have received $13.9 million to date and have recorded $0.6 million in unbilled grant receivable, included in prepaid and other assets, related to development milestone payments under research subaward agreements. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received no subaward payments in the three months ended March 31, 2022 and 2021. As of March 31, 2022, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded us two research and development grants for up to $2.2 million to support pre-clinical and other research activities for our ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. During the three months ended March 31, 2022, we received $0.1 million in award payments from the NIH and recorded $0.5 million in grant revenue and unbilled grant receivable.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the preclinical and clinical development of our lead product candidate, zilovertamab, as well as ONCT-808, ONCT-534 and ONCT-216, which include:

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in: (i) developing our product candidates preclinically, advance them into later stages of clinical development, and as we begin to conduct larger clinical trials globally, and (ii) additional operational personnel to support our planned product development efforts. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. The deprioritization of the development of ONCT-216 will result in lower future ONCT-216 expenses in future periods.

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

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest yields earned on invested balances.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Grant revenue	$746	$748	$(2)
Operating expenses:
Research and development	6,979	3,913	3,066
General and administrative	3,679	2,794	885
Total operating expenses	10,658	6,707	3,951
Loss from operations	(9,912)	(5,959)	(3,953)
Interest income	8	11	(3)
Net loss	$(9,904)	$(5,948)	$(3,956)

Grant Revenue

Grant revenue was $0.7 million for the three months ended March 31, 2022 and 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,		Increase/
(in thousands)	2022	2021	(Decrease)
Zilovertamab	$1,900	$1,646	$254
ONCT-534	260	57	203
ONCT-808	864	135	729
ONCT-216	1,022	572	450
Unallocated research and development expenses	2,933	1,503	1,430
Total research and development expenses	$6,979	$3,913	$3,066

Research and development expenses for the three months ended March 31, 2022 and 2021 were $7.0 million and $3.9 million, respectively, an increase of $3.1 million. The increase was primarily due to a $1.7 million increase in direct product candidate costs and a $1.4 million increase in unallocated expenses.

Direct expenses for zilovertamab increased $0.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in preclinical activity and manufacturing development costs.

Direct expenses for ONCT-534 increased $0.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in preclinical activity costs.

Direct expenses for ONCT-808 increased $0.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to a: (i) $0.1 million increase in preclinical activity, and (ii) $0.6 million increase in manufacturing development costs.

Direct expenses for ONCT-216 increased $0.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a: (i) $0.2 million increase in preclinical activity costs, (ii) $0.1 million increase in clinical trial costs, and (iii) $0.2 million increase in manufacturing development costs.

Unallocated expenses increased $1.4 million for three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher personnel costs including stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $3.7 million and $2.8 million, respectively, an increase of $0.9 million. The increase was primarily due to higher personnel costs of $0.9 million and corporate expenses of $0.3 million which were offset by lower legal costs of $0.3 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2022, we had an accumulated deficit of $124.0 million and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had $82.2 million in cash and cash equivalents. We believe we have sufficient cash to fund our projected operating requirements for at least twelve months from the filing date of this Quarterly Report. We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(8,606)	$(5,985)
Financing activities	—	459
Net decrease in cash and cash equivalents	$(8,606)	$(5,526)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $8.6 million, resulting from our net loss of $9.9 million, which included non-cash charges of $2.0 million primarily related to stock-based compensation expenses, offset by a $0.7 million change in our operating assets and liabilities. The $0.7 million change in operating assets and liabilities primarily consisted of a $0.6 million increase in prepaid and other assets and a $0.1 million decrease in accounts payable and accrued expenses.

Investing Activities

No cash was used or provided by investing activities for the three months ended March 31, 2022 and 2021.

Financing Activities

Financing activities provided net cash of $0.5 million for three months ended March 31, 2021, which consisted of net proceeds from the exercise of common stock options and warrants.

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

We believe that our existing cash and cash equivalents as of May 5, 2022 will be sufficient to fund our operations into the third quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish the sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•
the costs incurred as a result of the COVID-19 pandemic, including preclinical, manufacturing and clinical trial delays;
•
the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•
the costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics LLC to conduct our clinical trials of zilovertamab;
•
the costs and capacity for third-party process development and manufacturing, including for CAR-T and lentivirus;
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
•
the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval;
•
the terms and timing of establishing and maintaining potential collaborations, strategic alliances and other similar arrangements, including milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future; and
•
costs associated with any products or technologies that we may in-license or acquire.

If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

In April 2021, our Form S-3 registration statement became effective. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the expected timing for achieving key milestones, including initiating, completing and announcing results of clinical trials of zilovertamab, announcing the first-in-human dosing of ONCT-808, our lead cell therapy product candidate targeting ROR1 which is currently in preclinical development, and advancing ONCT-534, our DAARI preclinical product candidate, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

In December 2021, we entered into an ATM Sales Agreement (the “Sales Agreement”), pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through March 31, 2022, we have not sold any shares under the Sales Agreement.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period and, therefore, are cancelable contracts.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

Our estimates are based on our historical experience, trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant dated February 6, 2004 (“Restated Certificate”)	S-3	333-127175	4.1	4-Aug-05

3.1.1	Certificate of Amendment of Restated Certificate dated May 6, 2011	8-K	000-50549	3.2	6-May-11

3.1.2	Certificate of Amendment of Restated Certificate dated May 6, 2014	8-K	000-50549	3.3	9-May-14

3.1.3	Certificate of Amendment of Restated Certificate dated May 6, 2015	10-Q	000-50549	3.4	11-May-15

3.1.4	Certificate of Amendment of Restated Certificate dated December 5, 2016	8-K	000-50549	3.1	5-Dec-16

3.1.5	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	10-Jun-19

3.1.6	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Name Change of the Registrant	8-K	000-50549	3.2	10-Jun-19

3.1.7	Certificate of Amendment of Restated Certificate dated May 25, 2021	8-K	000-50549	3.1	28-May-21

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	9-Aug-19

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	20-Oct-17

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Registrant	S-4	333-230758	4.11	8-Apr-19

4.3.1	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Private Oncternal	10-Q	000-50549	4.1	9-Aug-19

4.4	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.5	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.6	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.7	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement.	8-K	000-50549	4.2	21-Jul-20

4.8	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainwright”)	8-K	000-50549	4.1	31-Aug-20

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.10	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

10.1†	Amended and Restated License Agreement between the University of Tennessee Research Foundation and the Registrant Oncternal Therapeutics, Inc. dated March 9, 2022	10-K	000-50549	10.5	10-Mar-22

31.1*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

‡ Furnished herewith

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

Oncternal Therapeutics, Inc.

Date: May 5, 2022	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: May 5, 2022	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer