Form 10-Q
period 2022-06-30
Oncternal Therapeutics, Inc.
filed 2022-08-09
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 4, 2022, the registrant had 53,211,909 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,900	$90,765
Prepaid and other	2,080	2,088
Total current assets	80,980	92,853
Right-of-use asset	157	75
Other assets	389	657
Total assets	$81,526	$93,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,519	$1,959
Accrued liabilities	4,638	3,431
Deferred grant revenue	211	—
Lease liability	144	75
Total current liabilities	7,512	5,465
Lease liability, net of current	13	—
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 52,150 and 49,429 at June 30, 2022 and December 31, 2021, respectively	52	49
Additional paid-in capital	209,724	202,201
Accumulated deficit	(135,775)	(114,130)
Total stockholders’ equity	74,001	88,120
Total liabilities and stockholders’ equity	$81,526	$93,585

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant revenue	$191	$883	$937	$1,631
Operating expenses:
Research and development	8,761	5,192	15,740	9,105
General and administrative	3,225	3,381	6,904	6,174
Total operating expenses	11,986	8,573	22,644	15,279
Loss from operations	(11,795)	(7,690)	(21,707)	(13,648)
Interest income	54	8	62	18
Net loss	$(11,741)	$(7,682)	$(21,645)	$(13,630)
Net loss per share, basic and diluted	$(0.23)	$(0.16)	$(0.44)	$(0.28)
Weighted-average shares outstanding, basic and diluted	50,064	49,364	49,748	49,230

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(21,645)	$(13,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,655	2,674
Non-cash lease expense	109	82
Changes in operating assets and liabilities:
Prepaid and other	276	(2,562)
Accounts payable	560	(134)
Accrued liabilities	1,207	(544)
Change in lease liability	(109)	(82)
Deferred grant revenue	211	603
Net cash used in operating activities	(15,736)	(13,593)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net	3,871	—
Proceeds from exercise of stock options	—	414
Proceeds from exercise of common stock warrants	—	105
Net cash provided by financing activities	3,871	519
Net decrease in cash and cash equivalents	(11,865)	(13,074)
Cash and cash equivalents at beginning of period	90,765	116,737
Cash and cash equivalents at end of period	$78,900	$103,663
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	$—	$1,836
Right-of-use assets obtained in exchange for operating lease liabilities	$191	$—

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	49,429	$49	$204,179	$(124,034)	$80,194
Issuance of common stock, net of issuance cost of $146	2,721	3	3,868	—	3,871
Stock-based compensation	—	—	1,677	—	1,677
Net loss	—	—	—	(11,741)	(11,741)
Balance at June 30, 2022	52,150	$52	$209,724	$(135,775)	$74,001

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	49,366	$49	$196,999	$(88,745)	$108,303
Exercise of stock options for cash	18	—	56	—	56
Exercise of warrants for cash	1	—	4	—	4
Vesting related to unvested share liability	—	—	2	—	2
Stock-based compensation	—	—	1,836	—	1,836
Net loss	—	—	—	(7,682)	(7,682)
Balance at June 30, 2021	49,385	$49	$198,897	$(96,427)	$102,519

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	49,429	$49	$202,201	$(114,130)	$88,120
Issuance of common stock, net of issuance cost of $146	2,721	3	3,868	—	3,871
Stock-based compensation	—	—	3,655	—	3,655
Net loss	—	—	—	(21,645)	(21,645)
Balance at June 30, 2022	52,150	$52	$209,724	$(135,775)	$74,001

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	48,802	$49	$195,699	$(82,797)	$112,951
Exercise of stock options for cash	106	—	414	—	414
Exercise of warrants for cash	18	—	105	—	105
Cashless exercise of warrants	459	—	—	—	—
Vesting related to unvested share liability	—	—	5	—	5
Stock-based compensation	—	—	2,674	—	2,674
Net loss	—	—	—	(13,630)	(13,630)
Balance at June 30, 2021	49,385	$49	$198,897	$(96,427)	$102,519

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company” or “Oncternal”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s lead clinical program is zilovertamab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1). The Company is also developing ONCT-808, a CAR-T (chimeric antigen receptor T-cells) product candidate that targets ROR1, and ONCT-534, a dual-action androgen receptor inhibitor (“DAARI”) product candidate for the treatment of castration-resistant prostate cancer, including those with clinically important resistance to approved androgen receptor inhibitors.

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

As of June 30, 2022, the Company had $78.9 million in cash and cash equivalents and no debt. The Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $135.8 million as of June 30, 2022. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, including potentially delaying, scaling back or eliminating certain of its pipeline development programs, extend payment terms with suppliers, or liquidate assets where possible. Any of these actions could materially affect the Company’s business, results of operations and future prospects.

As of June 30, 2022, the Company had capacity to issue up to an additional $46.0 million of shares of common stock under its at-the-market (“ATM”) equity offering program. Through June 30, 2022, the Company has sold 2,721,316 shares of common stock for net proceeds of $3.9 million under the ATM program. There can be no assurance that the Company will be able to sell any additional shares of its common stock under the ATM program and no assurance regarding the price at which it will be able to sell any such shares, and any sales of shares of its common stock under the ATM program may be at prices that result in additional dilution to existing stockholders of the Company.

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

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements and accompanying notes requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates consist of those used to determine grant revenue and accruals for research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities and all clinical trial expenses are included in research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. At June 30, 2022, the Company’s clinical trial accrual balance of $1.3 million is included in accrued liabilities. The Company’s related clinical trial expenses are included in research and development expenses of $8.8 million and $5.2 million for the three months ended June 30, 2022 and 2021, respectively.

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

Revenue Recognition

The Company generates revenue from certain grant awards or a research subaward (the “Grant Awards”) (see Note 4), which provide the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such Grant Awards is recognized in the period the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Grant Awards have been met.

The Grant Awards are on a best-effort basis and do not require scientific achievement as a performance obligation. The Grant Awards are non-refundable. The costs associated with the Grant Awards are expensed as incurred and reflected as a component of research and development expense in the accompanying condensed consolidated statements of operations.

Funds received from the Grant Awards are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Grant Awards are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At June 30, 2022, the Company had grants receivable of $38,000 in prepaid and other assets.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of zero shares and 8,000 shares from the weighted-average number of common shares outstanding for the three months ended June 30, 2022 and 2021, respectively. The Company has excluded weighted-average shares subject to repurchase of zero shares and 11,000 shares from the weighted-average number of common shares outstanding for the six months ended June 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2022	2021
Warrants to purchase common stock	4,235	4,277
Common stock options	8,204	5,140
Restricted stock unit awards	450	—
Common stock subject to repurchase	—	7
Total	12,889	9,424

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of

Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The guidance requires transition disclosures of the nature of and reasons for the accounting change, the transition method, and a qualitative description of the financial statement line items affected. The Company determined there were no modifications or exchanges of freestanding equity-classified written call options subject to ASU 2021-04 during the periods presented.

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

2.
Balance Sheet Details

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development	$1,535	$779
Clinical trials	1,314	518
Legal fees	159	154
Compensation	1,591	1,955
Other	39	25
	$4,638	$3,431

3.
Commitments, Contingencies and Related Party Transactions

Lease and Sublease

Rent expense was $47,000 and $46,000 for the three months ended June 30, 2022 and 2021, respectively. Rent expense was $93,000 and $87,000 for the six months ended June 30, 2022 and 2021, respectively.

From May 2019 through April 30, 2022, the Company leased 4,677 square feet of office space in San Diego, California. On April 18, 2022, the Company entered into a sublease agreement for office space of 3,748 square feet in San Diego, California which expires on July 31, 2023 (the “San Diego Lease”). Base rent under the San Diego Lease is approximately $157,000 annually and the monthly rent expense is being recognized on a straight-line basis over the term of the lease.

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $157,000 as of June 30, 2022. The weighted average remaining lease term was 1.1 years.

Maturities of the lease liability due under this lease agreement as of June 30, 2022, are as follows (in thousands):

Maturity of lease liability	Operating Lease
2022	$79
2023 (7 months)	92
Total lease payments	171
Less imputed interest	(14)
Lease liability	157
Less current portion of lease liability	(144)
Lease liability	$13

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”), the Company’s largest stockholder and an affiliate of two of the Company’s directors, entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”). Pursuant to the SPH USA Services Agreement, the Company and SPH USA have executed and expect to continue to execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of a license and distribution agreement between the parties (see Note 4). The Company recorded amounts receivable from SPH USA, in prepaid and other assets, related to statements of work totaling $0.1 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 4).

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of June 30, 2022, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The Company recorded research and development expense of $0.1 million and none for each of the three months ended June 30, 2022 and 2021, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended thereafter, the Company entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) none in license maintenance fees as research and development expense for the three and six months ended June 30, 2022, respectively, and none and $25,000 for the three and six months ended June 30, 2021, and (ii) $0.1 million and a nominal amount in patent costs as general and administrative expense for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company believes it has met its obligations under the Regents License Agreement.

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

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a research agreement with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement that expired in June 2021, the Regents was paid an aggregate of $3.6 million. Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024. The Company recorded $0.1 million in research and development expenses under these agreements for each of the three months ended June 30, 2022 and 2021, and $0.3 million for each of the six months ended June 30, 2022 and 2021, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing DAARI technologies owned or controlled by UTRF, including all improvements thereto. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of a nominal amount and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for each of the six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company believes it has met its obligations under the DAARI License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma (“MCL”), and chronic lymphocytic leukemia (“CLL”). This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (the “CIRLL study”). The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) estimates it will receive $14.6 million in development milestones under research subaward agreements during the award project period from October 1, 2017 through March 31, 2022, (iii) is committed to certain co-funding requirements, (iv) received $0.7 million and $2.2 million in subaward payments in the six months ended June 30, 2022 and 2021, respectively, and (v) is required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended June 30, 2022 and 2021, the Company recorded revenue of $0.1 million and $0.9 million, respectively, and recorded revenue of $0.4 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. Related qualifying subaward costs for the three months ended June 30, 2022 and 2021 were none and $1.8 million, respectively, and $0.5 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the Company recorded an unbilled grant receivable of $38,000 in prepaid and other assets. As of June 30, 2022, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

The National Institute of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support pre-clinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the three months ended June 30, 2022, the Company received $0.8 million in award payments from the NIH and recorded $0.1 million in grant revenue and during the six months ended June 30, 2022, the Company received $0.9 million in award payments from the NIH and recorded $0.6 million in grant revenue. At June 30, 2022, and December 31, 2021, the Company had deferred grant revenue of $0.2 million and none, respectively.

Clinical Trial and Supply Agreements

In April 2018, and as amended in August 2019, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the CIRLL study. Effective in June 2022, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, to supply ibrutinib for the Company’s planned global ZILO-301 Phase 3 study. Such agreements do not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations.

License and Development Agreement (“LDA”) with SPH USA, a Related Party

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three and six months ended June 30, 2022 and 2021(see Note 3).

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

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of June 30, 2022, no transactions or net sales relating to the DAARI technology had occurred.

5.
Stockholders’ Equity

ATM Program

In December 2021, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, pursuant to which the Company is able to offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three and six months ended June 30, 2022, the Company sold 2,721,316 shares of common stock for net proceeds of $3.9 million (see Note 7).

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2021	4,234,910	$10.50	3.31
Issued	—	$—	—
Forfeited	—	$—	—
Exercised	—	$—	—
Balance at June 30, 2022	4,234,910	$10.50	2.82

All warrants met the criteria for classification in stockholders’ equity.

Equity Incentive Plans

Stock Option Awards

Contemporaneous with the Merger closing: (i) Oncternal’s 2015 Equity Incentive Plan, as amended (“2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,954,150 shares of common stock, and (b) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board, are reserved for issuance.

In July 2015, Oncternal adopted the 2015 Plan which provided for the issuance of up to 631,120 shares of common stock for incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants. In general, the options issued under the 2015 Plan expire ten years from the date of grant and vest over a four-year period. Certain grants vest based on the achievement of development or regulatory milestones. The 2015 Plan was terminated as to new grant awards in June 2019.

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

In February 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of non-statutory stock options to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of the 2019 Plan. As amended in May 2021 and December 2021, the Company has reserved 2,800,000 shares of common stock under the Inducement Plan.

As of June 30, 2022, 2,103,953 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,444,744	$5.28		$613,190
Granted	2,139,718	$1.80
Forfeited	(380,184)	$4.52
Exercised	—	$—
Outstanding at June 30, 2022	8,204,278	$4.40	8.5	$148,560
Options vested and expected to vest as of June 30, 2022	8,204,278	$4.40	8.5	$148,560
Options vested and exercisable as of June 30, 2022	2,617,257	$4.91	7.1	$117,365

For the six months ended June 30, 2022 and 2021, the weighted average grant date fair value per share of option grants was $1.43 and $4.74, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the three months ended June 30, 2022 and 2021, the weighted-average intrinsic value of stock options exercised was none and $3.89 per share, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. The Company began issuing RSUs in the first quarter of 2022. The RSUs generally vest over a two-year period. Restricted stock unit activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	464,007	$2.43
Forfeited	(13,610)	$2.43
Exercised	—	$—
Outstanding at June 30, 2022	450,397	$2.43
Units expected to vest as of June 30, 2022	450,397	$2.43
Units vested as of June 30, 2022	—	$—

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.2%	1.1%	2.0%	0.8%
Expected volatility	97.0%	89.1%	99.8%	89.6%
Expected term (in years)	5.9	6.0	6.1	6.2
Expected dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$820	$703	$1,883	$1,177
General and administrative	857	1,133	1,772	1,497
	$1,677	$1,836	$3,655	$2,674

As of June 30, 2022, the unrecognized compensation cost related to non-vested stock options was $15.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.

As of June 30, 2022, the unrecognized compensation cost related to non-vested restricted stock units was $0.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

June 30, 2022
Common stock warrants	4,235
Common stock options issued and outstanding	8,204
Restricted stock unit awards	450
Common stock available for issuance under the Inducement Plan and 2019 Plan	2,104
14,993

6.
COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for the Company’s preclinical and manufacturing activities, planned IND submissions and clinical trials, including the Company’s planned global Phase 3 study of zilovertamab. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated condensed financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The CARES Act had no material impact on the Company’s income tax provision for the six months ended June 30, 2022. The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

7.
Subsequent Event

Sales of Common Stock

During July and August 2022, the Company sold 2,046,576 shares of common stock under its ATM program for net proceeds of $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2022, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, the expected continued impact of COVID-19, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes:

Zilovertamab (formerly cirmtuzumab or UC-961) is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) bind to a specific functionally important epitope of Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumor types and that activates pathways leading to increased tumor proliferation, invasiveness, and drug resistance in preclinical models, and (ii) inhibit ROR1 function.

After reaching an agreement regarding the study design and major study details with the U.S. Food and Drug Administration, or FDA, we plan to evaluate zilovertamab in our potentially pivotal Phase 3 clinical trial for the treatment of patients with relapsed or refractory mantle cell lymphoma, or MCL, which is expected to be initiated in the third quarter of 2022. The Phase 3 clinical trial ZILO-301 is a randomized, double-blind, placebo-controlled study that will evaluate the potential benefit for up to approximately 250 MCL patients who achieve either a partial response or stable disease during an open-label lead-in with ibrutinib monotherapy, following which patients will receive zilovertamab or placebo while continuing to receive ibrutinib. The primary endpoint of the study is progression-free survival, and key secondary endpoints include objective response rate, duration of response, complete response rate, overall survival and the proportion of subjects experiencing grade 3 or 4 neutrophil count decrease. Zilovertamab is currently being evaluated in the Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia, or CIRLL, study, a Phase 1/2 clinical trial in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL, chronic lymphocytic leukemia, or CLL, or marginal zone lymphoma, or MZL. In the first quarter of 2022, we completed the enrollment of patients with MCL and CLL in the Phase 1/2 CIRLL study, and those patients are completing therapy or are in long-term follow-up. In addition, we are supporting two investigator-sponsored studies being conducted at the UC San Diego School of Medicine, or UC San Diego: (i) a Phase 2 clinical trial for metastatic castration-resistant prostate cancer study, including patients with resistance to approved androgen inhibitors, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl 2 inhibitor, in patients with relapsed/refractory CLL.ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor T cell, or CAR-T, therapy that targets ROR1, is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells.

ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor T cell, or CAR-T, therapy that targets ROR1, is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells. ONCT-808 is in preclinical development as a potential treatment for hematologic malignancies and solid tumors, and is being developed in collaboration with the Karolinska Institutet and under agreements with Lentigen Technology, Inc. (lentivirus manufacturing) and Miltenyi Biotec B.V. & Co. KG. (cell processing). We are performing preclinical activities to support the submission to the FDA of an Investigational New Drug Application, or IND, which we expect to submit in the third quarter of 2022.

ONCT-534, is a dual action androgen receptor inhibitor, or DAARI, product candidate in preclinical development as a potential treatment for advanced castration-resistant prostate cancers. We initiated GLP toxicology studies and GMP manufacturing activities in the second quarter of 2022.

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

Since the inception of Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our zilovertamab and ONCT-216 clinical development programs as well as our ONCT-808 and ONCT-534 preclinical programs. Under research subaward agreements between us and UC San Diego, we were eligible to receive $14.6 million in development milestones during the award project period from October 1, 2017 to March 31, 2022. Through June 30, 2022, we have funded our operations primarily through: (i) gross proceeds of $129.0 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $14.5 million in subaward grant payments received from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger. As of June 30, 2022, we had cash and cash equivalents of $78.9 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $21.6 million for the six months ended June 30, 2022 and we had an accumulated deficit of $135.8 million as of June 30, 2022. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance zilovertamab, through clinical development in multiple indications, with a primary focus in MCL;
•
advance ONCT-808 into clinical development, initially in hematological malignancies;
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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.

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

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study throughout the award project period from October 1, 2017 through March 31, 2022. We are conducting this study in collaboration with UC San Diego and have received $14.5 million to date and have recorded $38,000 in unbilled grant receivable, included in prepaid and other assets, related to development milestone payments under research subaward agreements. In addition, we are committed to certain co-funding requirements and are required to provide UC San Diego progress and financial update reports throughout the award project period. We received $0.7 million and $2.2 million in subaward payments in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded us two research and development grants for up to $2.2 million to support pre-clinical and other research activities for our ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. During the six months ended June 30, 2022, we received $0.9 million in award payments from the NIH and recorded $0.6 million in grant revenue and deferred revenue of $0.2 million.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in: (i) developing our product candidates preclinically, advance them into later stages of clinical development, and as we begin to conduct larger clinical trials globally, and (ii) additional operational personnel to support our planned product development efforts. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. The de-prioritization of the development of ONCT-216 will result in lower future ONCT-216 expenses in future periods.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Grant revenue	$191	$883	$(692)	$937	$1,631	$(694)
Operating expenses:
Research and development	8,761	5,192	3,569	15,740	9,105	6,635
General and administrative	3,225	3,381	(156)	6,904	6,174	730
Total operating expenses	11,986	8,573	3,413	22,644	15,279	7,365
Loss from operations	(11,795)	(7,690)	(4,105)	(21,707)	(13,648)	(8,059)
Interest income	54	8	46	62	18	44
Net loss	$(11,741)	$(7,682)	$(4,059)	$(21,645)	$(13,630)	$(8,015)

Comparison of Three Months Ended June 30, 2022 and 2021

Grant Revenue

Grant revenue was $0.2 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $0.7 million was due primarily to lower research and development subaward costs under the CIRM subaward in 2022 as compared to 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Increase/
(in thousands)	2022	2021	(Decrease)
Zilovertamab	$3,311	$1,683	$1,628
ONCT-534	652	131	521
ONCT-808	1,336	470	866
ONCT-216	535	1,139	(604)
Unallocated research and development expenses	2,927	1,769	1,158
Total research and development expenses	$8,761	$5,192	$3,569

Research and development expenses for the three months ended June 30, 2022 and 2021 were $8.8 million and $5.2 million, respectively, an increase of $3.6 million. The increase was primarily due to a $2.4 million increase in direct product candidate costs and a $1.2 million increase in unallocated expenses.

Direct expenses for zilovertamab increased $1.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in clinical trial and manufacturing development costs.

Direct expenses for ONCT-534 increased $0.5 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in preclinical activity and manufacturing development costs.

Direct expenses for ONCT-808 increased $0.9 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to an increase in preclinical activity and manufacturing development costs.

Direct expenses for ONCT-216 decreased $0.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a decrease in clinical trial and manufacturing costs.

Unallocated expenses increased $1.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to higher personnel costs, including stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $3.2 million and $3.4 million, respectively, a decrease of $0.2 million. The decrease was primarily due to lower personnel costs and legal expenses.

Comparison of Six Months Ended June 30, 2022 and 2021

Grant Revenue

Grant revenue for the six months ended June 30, 2022 was $0.9 million, compared to $1.6 million for the six months ended June 30, 2021. The decrease of $0.7 million was primarily due to lower research and development subaward related costs under the CIRM subaward in 2022 as compared to 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,		Increase/
(in thousands)	2022	2021	(Decrease)
Zilovertamab	$5,211	$3,253	$1,958
ONCT-534	912	187	725
ONCT-808	2,200	606	1,594
ONCT-216	1,557	1,740	(183)
Unallocated research and development expenses	5,860	3,319	2,541
Total research and development expenses	$15,740	$9,105	$6,635

Research and development expenses for the six months ended June 30, 2022 and 2021 were $15.7 million and $9.1 million, respectively, an increase of $6.6 million. The increase was primarily due to a $4.1 million increase in direct product candidate costs and a $2.5 million increase in unallocated expenses.

Direct expenses for zilovertamab increased $2.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in clinical trial activity and manufacturing development costs.

Direct expenses for ONCT-534 increased $0.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in preclinical activity and manufacturing development costs.

Direct expenses for ONCT-808 increased $1.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to an increase in preclinical activity and manufacturing development costs.

Direct expenses for ONCT-216 decreased $0.2 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower clinical trial activity and manufacturing costs.

Unallocated expenses increased $2.5 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher personnel costs, including stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $6.9 million and $6.2 million, respectively, an increase of $0.7 million. The increase was primarily due to higher personnel costs of $0.8 million and corporate expenses of $0.3 million which were offset by lower legal costs of $0.4 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2022, we had an accumulated deficit of $135.8 million and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had $78.9 million in cash and cash equivalents and no debt. We believe we have sufficient cash to fund our projected operating requirements for at least twelve months from the filing date of this Quarterly Report. We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar arrangements.

In December 2021, we entered into an at-the-market Sales Agreement, or the Sales Agreement, with Jefferies LLC, providing for the sale of up $50.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the three and six months ended June 30, 2022, we sold 2,721,316 shares of common stock for net proceeds of $3.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(15,736)	$(13,593)
Financing activities	3,871	519
Net decrease in cash and cash equivalents	$(11,865)	$(13,074)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $15.7 million, resulting from our net loss of $21.6 million, which included non-cash charges of $3.7 million primarily related to stock-based compensation expenses, offset by a $2.1 million change in our operating assets and liabilities. The $2.1 million change in operating assets and liabilities primarily consisted of a $0.3 million decrease in prepaid and other assets and a $1.8 million increase in accounts payable and accrued expenses.

Investing Activities

No cash was used or provided by investing activities for the six months ended June 30, 2022 and 2021.

Financing Activities

Financing activities provided net cash of $3.9 million for the six months ended June 30, 2022, which consisted of net proceeds from the sale of common stock under the ATM program.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish the sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•
the costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our agreement with Pharmacyclics LLC to conduct our clinical trials of zilovertamab;
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

In December 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through June 30, 2022, we have sold 2,721,316 shares of common stock for net proceeds of $3.9 million, net of commissions, under the Sales Agreement.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022, from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oncternal Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer