Form 10-Q
period 2022-09-30
Oncternal Therapeutics, Inc.
filed 2022-11-03
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 28, 2022, the registrant had 56,337,022 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,628	$90,765
Prepaid and other	4,162	2,088
Total current assets	74,790	92,853
Right-of-use asset	122	75
Other assets	1,258	657
Total assets	$76,170	$93,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,456	$1,959
Accrued liabilities	4,930	3,431
Deferred grant revenue	118	—
Lease liability	122	75
Total current liabilities	7,626	5,465
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 55,517 and 49,429 at September 30, 2022 and December 31, 2021, respectively	56	49
Additional paid-in capital	215,388	202,201
Accumulated deficit	(146,900)	(114,130)
Total stockholders’ equity	68,544	88,120
Total liabilities and stockholders’ equity	$76,170	$93,585

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant revenue	$382	$2,128	$1,319	$3,759
Operating expenses:
Research and development	8,442	8,963	24,182	18,068
General and administrative	3,265	2,802	10,169	8,977
Total operating expenses	11,707	11,765	34,351	27,045
Loss from operations	(11,325)	(9,637)	(33,032)	(23,286)
Interest income	200	7	262	26
Net loss	$(11,125)	$(9,630)	$(32,770)	$(23,260)
Net loss per share, basic and diluted	$(0.21)	$(0.19)	$(0.64)	$(0.47)
Weighted-average shares outstanding, basic and diluted	54,212	49,393	51,252	49,285

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(32,770)	$(23,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,629	4,162
Non-cash lease expense	144	125
Changes in operating assets and liabilities:
Prepaid and other	(2,675)	(765)
Accounts payable	497	1,603
Accrued liabilities	1,499	(238)
Change in lease liability	(144)	(125)
Deferred grant revenue	118	(1,475)
Net cash used in operating activities	(27,702)	(19,973)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net	7,568	—
Repurchases of common stock for tax withholding obligations	(3)	—
Proceeds from exercise of stock options	—	414
Proceeds from exercise of common stock warrants	—	202
Net cash provided by financing activities	7,565	616
Net decrease in cash and cash equivalents	(20,137)	(19,357)
Cash and cash equivalents at beginning of period	90,765	116,737
Cash and cash equivalents at end of period	$70,628	$97,380
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	$—	$1,836
Right-of-use assets obtained in exchange for operating lease liabilities	$191	$—

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	52,150	$52	$209,724	$(135,775)	$74,001
Issuance of common stock upon vesting of restricted stock units	6	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(2)	—	(3)	—	(3)
Issuance of common stock, net of issuance cost of $141	3,363	4	3,693	—	3,697
Stock-based compensation	—	—	1,974	—	1,974
Net loss	—	—	—	(11,125)	(11,125)
Balance at September 30, 2022	55,517	$56	$215,388	$(146,900)	$68,544

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	49,385	$49	$198,897	$(96,427)	$102,519
Exercise of warrants for cash	42	—	97	—	97
Vesting related to unvested share liability	—	—	2	—	2
Stock-based compensation	—	—	1,488	—	1,488
Net loss	—	—	—	(9,630)	(9,630)
Balance at September 30, 2021	49,427	$49	$200,484	$(106,057)	$94,476

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	49,429	$49	$202,201	$(114,130)	$88,120
Issuance of common stock upon vesting of restricted stock units	6	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(2)	—	(3)	—	(3)
Issuance of common stock, net of issuance cost of $287	6,084	7	7,561	—	7,568
Stock-based compensation	—	—	5,629	—	5,629
Net loss	—	—	—	(32,770)	(32,770)
Balance at September 30, 2022	55,517	$56	$215,388	$(146,900)	$68,544

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	48,802	$49	$195,699	$(82,797)	$112,951
Exercise of stock options for cash	106	—	414	—	414
Exercise of warrants for cash	60	—	202	—	202
Cashless exercise of warrants	459	—	—	—	—
Vesting related to unvested share liability	—	—	7	—	7
Stock-based compensation	—	—	4,162	—	4,162
Net loss	—	—	—	(23,260)	(23,260)
Balance at September 30, 2021	49,427	$49	$200,484	$(106,057)	$94,476

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company” or “Oncternal”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s lead clinical program is zilovertamab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1). The Company is also developing ONCT-808, a CAR T (chimeric antigen receptor T cells) product candidate that targets ROR1, and ONCT-534, a dual-action androgen receptor inhibitor (“DAARI”) product candidate for the treatment of castration-resistant prostate cancer, including those with clinically important resistance to approved androgen receptor inhibitors.

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

As of September 30, 2022, the Company had $70.6 million in cash and cash equivalents and no debt. The Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $146.9 million as of September 30, 2022. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, including potentially delaying, scaling back or eliminating certain of its pipeline development programs, extend payment terms with suppliers, or liquidate assets where possible. Any of these actions could materially affect the Company’s business, results of operations and future prospects.

As of September 30, 2022, the Company had capacity to issue up to an additional $42.1 million of shares of common stock under its at-the-market (“ATM”) equity offering program. Through September 30, 2022, the Company has sold 6,084,321 shares of common stock for net proceeds of $7.6 million under the ATM program. There can be no assurance that the Company will be able to sell any additional shares of its common stock under the ATM program and no assurance regarding the price at which it will be able to sell any such shares, and any sales of shares of its common stock under the ATM program may be at prices that result in additional dilution to existing stockholders of the Company.

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

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities and all clinical trial expenses are included in research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. At September 30, 2022, the Company’s clinical trial accrual balance of $1.0 million is included in accrued liabilities.

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

Funds received from the Grant Awards are recorded as revenue as the Company is the principal participant in the arrangement because the activities under the Grant Awards are part of the Company’s development programs. In those instances where the Company first receives consideration in advance of providing underlying services, the Company classifies such consideration as deferred revenue until (or as) the Company provides the underlying services. In those instances where the Company first provides the underlying services prior to its receipt of consideration, the Company records a grant receivable. At September 30, 2022, the Company had deferred grant revenue of $0.1 million.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of zero shares and 5,000 shares from the weighted-average number of common shares outstanding for the three months ended September 30, 2022 and 2021, respectively. The Company has excluded weighted-average shares subject to repurchase of zero shares and 9,000 shares from the weighted-average number of common shares outstanding for the nine months ended September 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2022	2021
Warrants to purchase common stock	3,478	4,235
Common stock options	8,401	6,019
Restricted stock unit awards	1,009	—
Common stock subject to repurchase	—	4
Total	12,888	10,258

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance requires transition disclosures of the nature of and reasons for the accounting change, the transition method, and a qualitative description of the financial statement line items affected. The Company adopted this guidance effective January 1, 2022 and determined there were no modifications or exchanges of freestanding equity-classified written call options subject to ASU 2021-04 during the periods presented.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 362), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company was a smaller reporting company at the determination date, and therefore the new standard will be effective for the Company on January 1, 2023. An entity must apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach), except in certain circumstances. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its condensed consolidated financial statements and related disclosures.

2.
Balance Sheet Details

Prepaid and other consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development	$215	$294
Clinical trials	2,471	—
Insurance	1,077	765
Other prepaid expenses	173	85
Related party receivable (see Note 3)	114	359
Other receivable	112	585
	$4,162	$2,088

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development	$1,682	$779
Clinical trials	979	518
Legal fees	211	154
Compensation	1,986	1,955
Other	72	25
	$4,930	$3,431

3.
Commitments, Contingencies and Related Party Transactions

Lease and Sublease

Rent expense was $39,000 and $46,000 for the three months ended September 30, 2022 and 2021, respectively. Rent expense was $133,000 for each of the nine months ended September 30, 2022 and 2021.

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

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company recognized a net operating lease right-of-use asset and an aggregate lease liability of $122,000 as of September 30, 2022. The weighted average remaining lease term was 0.8 years.

Maturities of the lease liability due under this lease agreement as of September 30, 2022, are as follows (in thousands):

Maturity of lease liability	Operating Lease
2022	$39
2023 (7 months)	92
Total lease payments	131
Less imputed interest	(9)
Lease liability	122
Less current portion of lease liability	(122)
Lease liability, long-term	$—

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”), the Company’s largest stockholder and an affiliate of two of the Company’s directors, entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”). Pursuant to the SPH USA Services Agreement, the Company and SPH USA have executed and expect to continue to execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of a license and distribution agreement between the parties (see Note 4). The Company recorded amounts receivable from SPH USA, in prepaid and other assets, related to statements of work totaling $0.1 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 4).

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of September 30, 2022, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The Company recorded research and development expense of $0.1 million and none for each of the three months ended September 30, 2022 and 2021, and $0.3 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended thereafter, the Company and the Regents entered into a license agreement (as amended, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $10.0 million to $12.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (a) $25,000 in license maintenance fees as research and development expense for the three and nine months ended September 30, 2022, respectively, and none and $25,000 for the three and nine months ended September 30, 2021, and (b) a nominal amount and $0.1 million in patent costs as general and administrative expense for the three months ended September 30, 2022 and 2021, and $0.1 million and $0.3 million for nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company believes it has met its obligations under the Regents License Agreement.

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

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a research agreement with the Regents for further research on a ROR1 therapeutic development program. Under this five-year agreement that expired in June 2021, the Regents was paid an aggregate of $3.6 million. Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024. The Company recorded $0.1 million and none in research and development expenses under these agreements for each of the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for each of the nine months ended September 30, 2022 and 2021, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing DAARI technologies owned or controlled by UTRF, including all improvements thereto. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of a nominal amount for the three months ended September 30, 2022 and 2021, and $0.2 million and $0.1 million for each of the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company believes it has met its obligations under the DAARI License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including mantle cell lymphoma (“MCL”), and chronic lymphocytic leukemia (“CLL”). This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (the “CIRLL study”). The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) received $14.5 million in development milestones under research subaward agreements during the award project period from October 1, 2017 through March 31, 2022, (iii) was committed to certain co-funding requirements, (iv) received $0.7 million and $2.2 million in subaward payments in the nine months ended September 30, 2022 and 2021, respectively, and (v) was required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the three months ended September 30, 2022 and 2021, the Company recorded revenue of none and $2.1 million, respectively, and recorded revenue of $0.4 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. Related qualifying subaward costs for the three months ended September 30, 2022 and 2021 were none and $4.2 million, respectively, and $0.5 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

The National Institute of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support pre-clinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the three months ended September 30, 2022, the Company received $0.3 million in award payments from the NIH and recorded $0.4 million in grant revenue and during the nine months ended September 30, 2022, the Company received $1.2 million in award payments from the NIH and recorded $1.1 million in grant revenue. As of September 30, 2022 and December 31, 2021, the Company had deferred grant revenue of $0.1 million and none, respectively.

Clinical Trial and Supply Agreements

In April 2018, and as amended in August 2019, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the CIRLL study. Effective in June 2022, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, to supply ibrutinib for the Company’s global ZILO-301 Phase 3 study. Such agreements do not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three and nine months ended September 30, 2022 and 2021 (see Note 3).

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

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of September 30, 2022, no transactions or net sales relating to the DAARI technology had occurred.

5.
Stockholders’ Equity

ATM Program

In December 2021, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, pursuant to which the Company is able to offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three and nine months ended September 30, 2022, the Company sold 3,363,005 and 6,084,321 shares of common stock for net proceeds of $3.7 million and $7.6 million, respectively.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2021	4,234,910	$10.50	3.31
Issued	—	$—	—
Forfeited	(757,190)	$41.52	—
Exercised	—	$—	—
Balance at September 30, 2022	3,477,720	$3.75	3.13

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

In July 2015, Oncternal adopted the 2015 Plan which provided for the issuance of shares of common stock for incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants. In general, the options issued under the 2015 Plan expire ten years from the date of grant and vest over a four-year period. Certain grants vest based on the achievement of development or regulatory milestones. The 2015 Plan was terminated as to new grant awards in June 2019.

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

As of September 30, 2022, 1,344,866 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,444,744	$5.28		$613,190
Granted	2,559,718	$1.68
Forfeited	(603,629)	$4.40
Exercised	—	$—
Outstanding at September 30, 2022	8,400,833	$4.24	8.3	$49,763
Options vested and expected to vest as of September 30, 2022	8,400,833	$4.24	8.3	$49,763
Options vested and exercisable as of September 30, 2022	3,126,458	$4.87	7.2	$44,274

For the nine months ended September 30, 2022 and 2021, the weighted average grant date fair value per share of option grants was $1.34 and $4.48, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the nine months ended September 30, 2022 and 2021, the weighted-average intrinsic value of stock options exercised was none and $3.89 per share, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. The Company began issuing RSUs in the first quarter of 2022. The RSUs generally vest over a two-year period. Restricted stock unit activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	—
Granted	1,056,507
Vested	(6,494)
Forfeited/ Repurchased	(40,930)
Nonvested at September 30, 2022	1,009,083	0.9	$1.64
Units expected to vest as of September 30, 2022	1,009,083	0.9	$1.64

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.7%	1.0%	2.1%	0.8%
Expected volatility	102.9%	100.3%	100.3%	91.8%
Expected term (in years)	6.1	6.0	6.1	6.2
Expected dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,144	$920	$3,027	$2,097
General and administrative	830	568	2,602	2,065
	$1,974	$1,488	$5,629	$4,162

As of September 30, 2022, the unrecognized compensation cost related to non-vested stock options was $13.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

As of September 30, 2022, the unrecognized compensation cost related to non-vested restricted stock units was $1.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

September 30, 2022
Common stock warrants	3,478
Common stock options issued and outstanding	8,401
Restricted stock unit awards	1,009
Common stock available for issuance under the Inducement Plan and 2019 Plan	1,345
14,233

6.
COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for the Company’s preclinical and manufacturing activities, planned regulatory submissions and clinical trials, including the Company’s global Phase 3 study of zilovertamab. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its condensed consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The CARES Act had no material impact on the Company’s income tax provision for the nine months ended September 30, 2022. The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2022, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

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

We initiated our Phase 3 global registrational study of zilovertamab, ZILO-301, for the treatment of patients with relapsed or refractory mantle cell lymphoma, or MCL, in the second half of 2022. The Phase 3 clinical trial ZILO-301 is a randomized, double-blind, placebo-controlled study evaluating the potential benefit for up to approximately 250 MCL patients who achieve either a partial response or stable disease during an open-label lead-in with ibrutinib monotherapy, following which patients will receive zilovertamab or placebo while continuing to receive ibrutinib. The primary endpoint of the study is progression-free survival, and key secondary endpoints include objective response rate, duration of response, complete response rate, overall survival and the proportion of subjects experiencing grade 3 or 4 neutrophil count decrease. Zilovertamab is currently being evaluated in the Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia, or CIRLL, study, a Phase 1/2 clinical trial in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL, chronic lymphocytic leukemia, or CLL, or marginal zone lymphoma, or MZL. In the first quarter of 2022, we completed the enrollment of patients with MCL and CLL in the Phase 1/2 CIRLL study, and those patients are completing therapy or are in long-term follow-up. In addition, we are supporting two investigator-sponsored studies being conducted at the UC San Diego School of Medicine, or UC San Diego: (i) a Phase 2 clinical trial for metastatic castration-resistant prostate cancer study, including patients with resistance to approved androgen inhibitors, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl 2 inhibitor, in patients with relapsed/refractory CLL.

•
ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor T cell, or CAR T, therapy that targets ROR1, a target that is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells. ONCT-808 is advancing into clinical development as a potential treatment for hematologic malignancies and solid tumors and is being developed in collaboration with the

Karolinska Institutet and under agreements with Lentigen Technology, Inc. (lentivirus manufacturing) and Miltenyi Biotec B.V. & Co. KG. (cell processing). In October 2022, we announced that we received a Study May Proceed letter from the U.S. Food and Drug Administration, or the FDA, related to our investigational new drug application, or IND, for ONCT-808 for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment. The IND was cleared by the FDA 30 days after the application was submitted.
•
ONCT-534, is a dual action androgen receptor inhibitor, or DAARI, product candidate in preclinical development as a potential treatment for advanced castration-resistant prostate cancers. We initiated GLP toxicology studies in two relevant animal models and GMP manufacturing activities in the second quarter of 2022.

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

Since the inception of Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our zilovertamab and ONCT-216 clinical development programs as well as our ONCT-808 and ONCT-534 preclinical programs. Under research subaward agreements between us and UC San Diego, we were eligible to receive $14.6 million in development milestones during the award project period from October 1, 2017 to March 31, 2022. Through September 30, 2022, we have funded our operations primarily through: (i) gross proceeds of $132.9 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $14.5 million in subaward grant payments from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger. As of September 30, 2022, we had cash and cash equivalents of $70.6 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $32.8 million for the nine months ended September 30, 2022 and we had an accumulated deficit of $146.9 million as of September 30, 2022. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance zilovertamab, through clinical development in multiple indications, with an initial focus in MCL;
•
advance ONCT-808 through clinical development, initially in hematological malignancies;
•
advance ONCT-534 into clinical development, initially in castration resistant prostate cancer;
•
respond to the impacts of the COVID-19 pandemic, which has slowed enrollment into our clinical trials and impacted our supply chain activities;
•
evaluate zilovertamab in additional ROR1-positive hematologic malignancies and solid tumors;
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

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned regulatory submissions and clinical trials, including ZILO-301, our global Phase 3 study of zilovertamab. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

Our grant revenue has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego and research and development grants from the National Institutes of Health, or NIH.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study throughout the award project period from October 1, 2017 through March 31, 2022. We are conducting this study in collaboration with UC San Diego and received $14.5 million during the project period related to development milestone payments under research subaward agreements. In addition, we were committed to certain co-funding requirements and we were required to provide UC San Diego progress and financial update reports throughout the award project period. We received $0.7 million and $2.2 million in subaward payments in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded us two research and development grants for up to $2.2 million to support pre-clinical and other research activities for our ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. During the nine months ended September 30, 2022, we received $1.2 million in award payments, and recorded $1.1 million in grant revenue and $0.1 million of deferred revenue.

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

Interest Income

Interest income consists of interest earned on our cash equivalents, which primarily consist of money market funds. Our interest income has not been significant due to low interest yields earned on invested balances.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Grant revenue	$382	$2,128	$(1,746)	$1,319	$3,759	$(2,440)
Operating expenses:
Research and development	8,442	8,963	(521)	24,182	18,068	6,114
General and administrative	3,265	2,802	463	10,169	8,977	1,192
Total operating expenses	11,707	11,765	(58)	34,351	27,045	7,306
Loss from operations	(11,325)	(9,637)	(1,688)	(33,032)	(23,286)	(9,746)
Interest income	200	7	193	262	26	236
Net loss	$(11,125)	$(9,630)	$(1,495)	$(32,770)	$(23,260)	$(9,510)

Comparison of Three Months Ended September 30, 2022 and 2021

Grant Revenue

Grant revenue was $0.4 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $1.7 million was primarily due to the completion of the CIRM subaward in the first quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Increase/
(in thousands)	2022	2021	(Decrease)
Zilovertamab	$2,359	$5,176	$(2,817)
ONCT-534	673	90	583
ONCT-808	1,720	860	860
ONCT-216	520	739	(219)
Unallocated research and development expenses	3,170	2,098	1,072
Total research and development expenses	$8,442	$8,963	$(521)

Research and development expenses for the three months ended September 30, 2022 and 2021 were $8.4 million and $8.9 million, respectively, a decrease of $0.5 million. The decrease was primarily due to a $1.5 million decrease in direct product candidate costs and a $1.0 million increase in unallocated expenses.

Direct expenses for zilovertamab decreased $2.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in manufacturing development costs.

Direct expenses for ONCT-534 increased $0.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an increase in preclinical activity.

Direct expenses for ONCT-808 increased $0.9 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an increase in manufacturing development costs.

Direct expenses for ONCT-216 decreased $0.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in clinical trial costs.

Unallocated expenses increased $1.0 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to higher personnel costs, including stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $3.3 million and $2.8 million, respectively, an increase of $0.5 million. The increase was primarily due to higher non-cash stock-based compensation and legal expenses.

Comparison of Nine Months Ended September 30, 2022 and 2021

Grant Revenue

Grant revenue for the nine months ended September 30, 2022 was $1.3 million, compared to $3.8 million for the nine months ended September 30, 2021. The decrease of $2.5 million was primarily due to the completion of the CIRM subaward in the first quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/
(in thousands)	2022	2021	(Decrease)
Zilovertamab	$7,570	$8,888	$(1,318)
ONCT-534	1,585	278	1,307
ONCT-808	3,920	1,465	2,455
ONCT-216	2,077	2,475	(398)
Unallocated research and development expenses	9,030	4,962	4,068
Total research and development expenses	$24,182	$18,068	$6,114

Research and development expenses for the nine months ended September 30, 2022 and 2021 were $24.2 million and $18.1 million, respectively, an increase of $6.1 million. The increase was primarily due to a $2.1 million increase in direct product candidate costs and a $4.0 million increase in unallocated expenses.

Direct expenses for zilovertamab decreased $1.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a decrease in manufacturing development costs that was partially offset by an increase in clinical trial activity.

Direct expenses for ONCT-534 increased $1.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in preclinical activity and manufacturing development costs.

Direct expenses for ONCT-808 increased $2.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in manufacturing development costs.

Direct expenses for ONCT-216 decreased $0.4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower clinical trial activity and manufacturing costs.

Unallocated expenses increased $4.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher personnel costs, including stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $10.2 million and $9.0 million, respectively, an increase of $1.2 million. The increase was primarily due to higher personnel costs and corporate expenses which were partially offset by lower legal costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2022, we had an accumulated deficit of $146.9 million and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had $70.6 million in cash and cash equivalents and no debt. We believe we have sufficient cash to fund our projected operating requirements for at least twelve months from the filing date of this Quarterly Report. We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar arrangements.

In December 2021, we entered into an at-the-market Sales Agreement, or the Sales Agreement, with Jefferies LLC, providing for the sale of up $50.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the three and nine months ended September 30, 2022, we sold 3,363,005 and 6,084,321 shares of common stock for net proceeds of $3.7 million and $7.6 million, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(27,702)	$(19,973)
Financing activities	7,565	616
Net decrease in cash and cash equivalents	$(20,137)	$(19,357)

Operating Activities

Net cash used in operating activities was $27.7 million and $20.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operations was primarily attributable to the development and manufacturing activities associated with the clinical programs and higher personnel costs. The net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to our net loss of $32.8 million adjusted for $5.8 million of non-cash charges, primarily for stock-based compensation, and a $0.7 million change in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to our net loss of $23.3 million adjusted for $4.3 million of non-cash charges, primarily for stock-based compensation, and a $1.0 million change in operating assets and liabilities.

Investing Activities

No cash was used or provided by investing activities for the nine months ended September 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $7.6 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash provided during 2022 resulted from proceeds received from the sale of common stock under the ATM program and the net cash provided during 2021 was primarily due to cash received from the exercise of common stock options and warrants.

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

Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of zilovertamab, and preclinical studies or clinical trials of our ROR1 CAR T and DAARI product candidates or additional indications of our current product candidates as well as other product candidates that we may choose to pursue in the future;
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
•
the costs and capacity for third-party process development and manufacturing, including for CAR T and lentivirus;
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

In December 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through September 30, 2022, we have sold 6,084,321 shares of common stock for net proceeds of $7.6 million, net of commissions, under the Sales Agreement.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant dated February 6, 2004 (“Restated Certificate”)	S-3	333-127175	4.1	4-Aug-05

3.1.1	Certificate of Amendment of Restated Certificate dated May 6, 2011	8-K	000-50549	3.2	6-May-11

3.1.2	Certificate of Amendment of Restated Certificate dated May 6, 2014	8-K	000-50549	3.3	9-May-14

3.1.3	Certificate of Amendment of Restated Certificate dated May 6, 2015	10-Q	000-50549	3.4	11-May-15

3.1.4	Certificate of Amendment of Restated Certificate dated December 5, 2016	8-K	000-50549	3.1	5-Dec-16

3.1.5	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	10-Jun-19

3.1.6	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Name Change of the Registrant	8-K	000-50549	3.2	10-Jun-19

3.1.7	Certificate of Amendment of Restated Certificate dated May 25, 2021	8-K	000-50549	3.1	28-May-21

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	9-Aug-19

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	20-Oct-17

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Registrant	S-4	333-230758	4.11	8-Apr-19

4.3.1	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Private Oncternal	10-Q	000-50549	4.1	9-Aug-19

4.4	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.5	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.6	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.7	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement.	8-K	000-50549	4.2	21-Jul-20

4.8	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainwright”)	8-K	000-50549	4.1	31-Aug-20

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.10	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

10.1*†	First Amendment to the Amended and Restated License Agreement Between the University of Tennessee Research Foundation and the Registrant dated August 22, 2022

31.1*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Oncternal Therapeutics, Inc.

Date: November 3, 2022	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer