Form 10-K
period 2022-12-31
Oncternal Therapeutics, Inc.
filed 2023-03-09
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $52.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2022 of $1.11 per share.

The number of outstanding shares of the registrant’s common stock as of March 3, 2023 was 58,711,451.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

Oncternal Therapeutics, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our ability to obtain and maintain regulatory approvals for our product candidates, including zilovertamab;
•
our ability to identify and advance into the clinic product candidates, including ONCT-808, our ROR1-targeted CAR T cell therapy candidate, and ONCT-534, our dual-action androgen receptor inhibitor, or DAARI, candidate;
•
the expected timing for achieving key milestones, including commencing, completing and announcing preclinical or clinical trial results of our product candidates;
•
the timing or likelihood of regulatory filings for marketing authorization and approvals;
•
the estimated size of the patient population and anticipated market potential for our product candidates;
•
the impact of products that compete with our product candidates that are or may become available;
•
the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•
our ability to obtain and maintain favorable regulatory designations for our product candidates;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to operate our business without infringing upon the intellectual property rights of others;
•
our commercialization and marketing strategies and reliance on third-party manufacturing capabilities;
•
the impact the COVID-19 pandemic has had and may have on our business and the U.S. and global economies;
•
the plans and objectives of management for future operations and future results of our product candidates; and
•
our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for additional financing, and our ability to obtain additional financing through collaborations or other means.

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
•
We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
•
Our management, as of December 31, 2022, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2022, have concluded that there is substantial doubt as to our ability to continue as a going concern.
•
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business.
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
•
We may find it difficult to enroll patients in our clinical trials as planned. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
We rely on third parties for the manufacture of our product candidates for preclinical and clinical development activities and expect to continue to do so for the foreseeable future.
•
We may not be able to maintain orphan drug designations for some of our product candidates, and may be unable to leverage the benefits associated with orphan drug designation, including the potential for market exclusivity.
•
Fast Track designation by the U.S. Food and Drug Administration, or FDA, for our product candidates may not actually lead to a faster development or regulatory review or approval process.

•
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third-party to conduct the clinical trials according to the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, Guidelines, national requirements, and other requirements in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.
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

Item 1. Business.

Overview

Oncternal Therapeutics, Inc., or Oncternal, is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of patients with cancers that have critical unmet medical need. Oncternal focuses drug development on promising, yet untapped biological pathways implicated in cancer generation or progression. The following table summarizes our current development programs:

Zilovertamab

Zilovertamab is an investigational, humanized, potentially first-in-class monoclonal antibody designed to: (i) bind to a specific functionally important epitope of Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumors and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance, and (ii) inhibit ROR1 function. ROR1 is an attractive target for cancer therapy because it is an onco-embryonic antigen, a protein typically expressed during embryogenesis that may confer a survival and fitness advantage when reactivated and expressed by tumor cells. ROR1 overexpression in multiple tumor types, including mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, marginal zone lymphoma, or MZL, prostate cancer and breast cancer, and its expression has been associated with more aggressive disease, resistance to therapy and shorter progression-free survival, or PFS, and overall survival, or OS. In preclinical models, inhibition of ROR1 has shown anti-tumor activity, and we believe this may have additive or synergistic effects when combined with either targeted therapy, such as inhibitors of Bruton’s Tyrosine kinase, or BTK, or chemotherapy.

Preclinical studies demonstrated that zilovertamab binds with high affinity and specificity to ROR1, sparing healthy, non-cancerous tissues. When zilovertamab bound to ROR1, it blocked growth factor Wnt5a signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of CLL tumor cells. Zilovertamab was developed in the laboratory of one of our scientific advisors, Professor Thomas Kipps, M.D., Ph.D., Distinguished Professor of Medicine, Director, Center for Novel Therapeutics and Co-Director, Hematology Malignancy Program at the University of California San Diego, or UC San Diego, Moores Cancer Center with support from the California Institute for Regenerative Medicine, or CIRM. We have an exclusive, worldwide license with UC San Diego to develop zilovertamab for certain therapeutic uses. The U.S. Food and Drug Administration, or FDA, granted orphan drug designations for zilovertamab for the treatment of patients with MCL and CLL/small lymphocytic lymphoma, or SLL, in 2020. Additional preclinical activities to evaluate zilovertamab in other cancer types, including hematologic and solid malignancies, are ongoing.

We are launching Study ZILO-301, a randomized, double-blind, placebo-controlled global Phase 3 registrational study evaluating zilovertamab in combination with ibrutinib for the treatment of patients with relapsed or refractory MCL. Patients who achieve either a partial response, or PR, or stable disease, or SD, during an open-label lead-in with ibrutinib monotherapy are randomized to receive either zilovertamab or placebo while continuing to receive ibrutinib. The primary endpoint of Study ZILO-301 is PFS, and key secondary endpoints include objective response rate, or ORR, duration of response, or DOR, complete response, or CR, rate, OS and safety, including the proportion of patients experiencing grade 3 or 4 neutrophil count decrease. The Study ZILO-301 design includes an interim analysis potentially supporting the submission of a BLA seeking Accelerated Approval with the FDA with a primary endpoint of ORR and a key secondary endpoint of DOR.

We are also conducting Study CIRM-0001, a Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with MCL or CLL and in a recently opened cohort for patients with MZL.

In addition, we are supporting two investigator-sponsored studies being conducted at UC San Diego: (i) a Phase 1b clinical trial for metastatic castration-resistant prostate cancer study, including patients with resistance to approved androgen inhibitors, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl 2 inhibitor, in patients with relapsed/refractory CLL. Both studies are open for enrollment.

ROR1 Cell Therapy

ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor, or CAR, T cell, or CAR T, therapy that targets ROR1, a target that is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells.

ONCT-808 is advancing into clinical development as a potential treatment for hematologic malignancies and solid tumors. ONCT-808 has been evaluated preclinically under an agreement with the Karolinska Institutet, and has been developed under collaboration agreements with Lentigen Technology, Inc., or Lentigen (lentivirus manufacturing) and Miltenyi Biotec B.V. & Co. KG., or Miltenyi (cell processing). In October 2022, we announced that we received a Study May Proceed letter from the FDA related to our investigational new drug application, or IND, for Study ONCT-808-101, a Phase 1/2 dose escalation clinical trial of ONCT-808, for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment.

A series of preclinical studies conducted by our collaborators from the Karolinska Institutet evaluated T cells as well as natural killer, or NK, cells expressing our ROR1 CAR containing the antigen binding region of zilovertamab. The ROR1 CAR mediated target recognition and cell activation when expressed in either T cells or chimeric antigen receptor natural killer, or CAR-NK, cells. Also, ROR1 CAR T cells demonstrated dose-dependent anti-tumor activity in an MCL mouse model.

Additionally, our ROR1 cell therapy strategy includes the potential development of a next-generation cell therapy, which could include CAR-expressing immune cells bearing additional features to overcome barriers in the tumor microenvironment. targeting ROR1-expressing cancer cells in solid tumors Also, we are evaluating “off-the-shelf” or allogeneic CAR-expressing immune cells, such as CAR-NK cell therapies. We expect partnerships and collaborations to be essential for implementing our next-generation ROR1 cell therapy strategy.

ONCT-534 Dual-Action Androgen Receptor Inhibitor, or DAARI

ONCT-534, our lead dual-action androgen receptor inhibitor, or DAARI, product candidate, is in preclinical IND-enabling development as a potential treatment for advanced castration-resistant prostate cancer, or CRPC, and other androgen receptor, or AR, driven diseases. DAARIs interact with both the N-terminal domain, or NTD, and the ligand-binding domain, or LBD, of the AR, inhibiting cell growth and inducing AR degradation, and have demonstrated preclinical activity in prostate cancer tumor models resistant to approved AR-targeting therapies. We believe ONCT-534 has the potential to address significant unmet needs related to important tumor resistance mechanisms, including LBD mutations, loss of LBD due to AR splice variants, and AR amplification.

In 2022, we initiated GLP toxicology IND-enabling studies in two relevant animal models as well as GMP manufacturing activities. In December 2022, we received helpful pre-IND meeting feedback from the FDA.

ONCT-216

Our program activities previously included ONCT-216, an investigational small molecule designed to inhibit the ETS, or E26 Transformation Specific, family of oncoproteins, which had shown in preclinical studies to alter gene transcription and RNA processing that led to decreased cell proliferation and invasion. In April 2022, we deprioritized the development of ONCT-216 and stopped the enrollment of patients in a Phase 1/2 clinical trial in patients with relapsed or refractory Ewing sarcoma, while continuing to study its mechanism and formulation under grant support.

Our team

We have assembled a management team, board of directors and scientific founders who have significant experience in successfully developing and commercializing therapeutics in oncology and orphan diseases, having worked or served on the Board of companies such as Amgen, Inc., Bavarian Nordic, Inc. (lead cancer asset acquired by Bristol Meyers Squibb Company), Baxalta Incorporated (acquired by Shire PLC), Bristol Meyers Squibb, Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc), Checkmate Pharmaceuticals (acquired by Regeneron), Dynavax Technologies Corporation, Elan Corporation (acquired by Perrigo), Eli Lilly and Company, Gilead Sciences, Inc., Immunomedics (acquired by Gilead), Innocrin Pharmaceuticals, Inc., Johnson & Johnson,

Merck & Co., or Merck, Micromet, Inc. (acquired by Amgen, Inc.), Pfizer, Inc., Precision Therapeutics, Inc., Roche Holding AG, Sorrento Therapeutics, Inc., Teva Pharmaceutical Industries Ltd, Tracon Pharmaceuticals, Inc., VelosBio, Inc. (acquired by Merck) and Zavante Therapeutics, Inc. (acquired by Nabriva Therapeutics plc).

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

Key elements of our strategy are as follows:

•
advance zilovertamab through clinical development in multiple indications globally, with an initial focus on patients with relapsed or refractory MCL;
•
advance ONCT-808, our ROR1-targeting autologous CAR T cell therapy candidate, into a Phase 1/2 clinical trial for the treatment of patients with aggressive B cell Non-Hodgkin’s Lymphoma, or B NHL, including those who have failed previous CD19 CAR T treatment, in the first half of 2023;
•
advance ONCT-534, our lead DAARI product candidate, into clinical development for the treatment of patients with advanced prostate cancer, as we expect to submit an IND in mid-2023; and
•
evaluate our product pipeline in preclinical studies in additional tumors with a focus on hematological malignancies and prostate cancer.

We expect partnerships and collaborations to be essential for implementing our strategy.

Business Update Regarding COVID-19

The COVID-19 pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned regulatory submissions and clinical trials, including our global Phase 3 study of zilovertamab. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

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

Histological staining of over 350 human tumor samples identified that a majority expressed ROR1, including 90% or more of uterine cancers, lymphomas and prostate cancers. Over-expression of ROR1 has been reported in multiple hematological and solid tumor types, as shown in the following table (Zhang 2012):

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

Inhibition of ROR1 signaling or silencing of ROR1 expression in multiple preclinical cancer models including breast cancer, ovarian cancer and glioblastoma, was associated with suppressing the expression of genes characteristic of tumor-initiating cells, and with repression of cancer migration and metastasis. Preclinical models also demonstrated that inhibition of ROR1, or blocking of Wnt5a-induced signaling, inhibited tumor cell proliferation, migration and survival, and induced differentiation of the tumor cells – resulting in fewer metastases and improved survival.

Inhibition of ROR1 has been demonstrated in preclinical models to be additive to, or synergistic with, chemotherapy agents such as paclitaxel, and with targeted therapy agents such as ibrutinib and venetoclax. In addition, inhibition of ROR1 has been shown to enhance sensitivity of cancer cells to targeted therapy with agents, such as erlotinib, and may increase apoptosis and decrease proliferation.

In summary, in addition to our Study CIRM-0001 Phase 1/2 clinical trial results described below, we believe ROR1 is an attractive therapeutic target in oncology for multiple reasons:

•
ROR1 is widely expressed on many cancers, including hematologic malignancies and solid tumors;
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
•
Inhibition of ROR1 has been observed in preclinical models to be synergistic with certain chemotherapies and targeted therapies, potentially allowing for safer and more efficacious combination therapies; and
•
Clinical data presented by Merck for zilovertamab vedotin (MK-2140), a ROR1-targeting antibody-drug conjugate, or ADC, presented at the ASH 2021 Annual Meeting did not reveal any unusual or unexpected off-tumor organ toxicity. Zilovertamab is the ROR1 antibody used in Merck’s MK-2140 product candidate.

Two notable acquisitions in 2020 involved companies developing product candidates targeting ROR1: Merck acquired VelosBio, Inc. and its ROR1-targeting ADC (which was initially developed at Oncternal), and Boehringer-Ingelheim acquired NBE Therapeutics and its ROR1-targeting ADC.

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

While there are several therapeutic options available to treat patients with relapsed or refractory MCL, we believe none of these options offers curative benefit, with most patients relapsing in less than 20 months. Inhibitors of Bruton’s Tyrosine kinase, or BTK, such as ibrutinib (Imbruvica), are emerging as a standard of care in patients who have failed other therapies. Most patients progress after 1-2 years of BTK inhibitor monotherapy (Rule et al 2017). As a result, we believe that there is a significant unmet need for more effective and better tolerated therapies.

CLL disease overview

CLL is the most common form of leukemia in adults, accounting for 25-30% of all leukemias in the U.S. According to The Surveillance, Epidemiology, and End Results (SEER) Program, an estimated 20,160 new cases of CLL were expected to occur in the U.S. in 2022, and in 2019 the prevalence of CLL in the U.S. was estimated to be 200,766 patients. CLL is primarily a disease of older adults. The median age at diagnosis is 71 years of age. Most patients are diagnosed as a result of routine blood work when elevated levels of lymphocytes are detected.

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

According to Evaluate Pharma, the global market for CLL therapies was estimated to be $7.1 billion in 2022, largely driven by targeted therapies, including ibrutinib, venetoclax, and acalabrutinib. We believe that certain subpopulations of CLL represent particularly attractive initial clinical and commercial opportunities for zilovertamab.

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

Zilovertamab clinical development in MCL, CLL and MZL

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

Zilovertamab Study CIRM-0001 in combination with ibrutinib in patients with MCL, CLL and MZL

Oncternal and UC San Diego, with funding from CIRM, and a donation of ibrutinib product from Pharmacyclics LLC, are conducting Study CIRM-0001, an ongoing Phase 1/2 clinical trial of zilovertamab in combination with ibrutinib in patients with relapsed/refractory MCL, CLL or MZL. This clinical trial was designed to evaluate the safety, pharmacokinetics, or PK, pharmacodynamics, immunogenicity, and antitumor activity of zilovertamab in combination with ibrutinib in adult patients with adequate performance status and organ function. The study has 3 parts:

Part 1 Dose Finding is a Phase 1b, open-label, sequential allocation, dose-finding evaluation of the sequential administration of zilovertamab monotherapy for 4 weeks followed by zilovertamab plus ibrutinib therapy in patients with MCL or CLL.

Part 2 Expansion is a Phase 2, open-label evaluation of the concurrent administration of zilovertamab plus ibrutinib in patients with MCL, CLL or MZL, using the recommended dose regimen for zilovertamab derived from Part 1.

Part 3 is a 2:1 randomized Phase 2 open-label, controlled, 2-arm, parallel group evaluation of the clinical activity and safety of zilovertamab plus ibrutinib versus ibrutinib alone in patients with CLL only.

We have completed enrollment of patients with CLL and MCL in all Parts of Study CIRM-0001, and those patients have either completed therapy or are in long-term follow-up. Following an evaluation of safety and PK data from Part 1, the recommended dose regimen, or RDR, of zilovertamab for Part 2 was determined to be 600 mg of zilovertamab administered intravenously every two weeks for three doses, followed by dosing every four weeks until disease progression or intolerance develop. This zilovertamab regimen was designed and chosen to be used in combination with 560 mg of ibrutinib once daily for patients with MCL, or 420 mg of ibrutinib administered once daily for patients with CLL, which are the FDA-approved doses of ibrutinib in these indications.

In December 2022, we presented updated interim clinical data from Study CIRM-0001 in patients with MCL and CLL at the ASH 2022 Annual Meeting. As of the October 11, 2022 data cut-off date, 28 of the 33 patients with relapsed/refractory MCL enrolled in Parts 1 and 2 were evaluable for efficacy and all 34 patients with CLL enrolled in Parts 1 and 2 were evaluable for efficacy. For Part 3 of the study, 23 of 31 patients with CLL were evaluable for efficacy, of which 16 received zilovertamab plus ibrutinib and seven received ibrutinib alone.

Zilovertamab Study CIRM-0001 interim clinical data in MCL

Evaluable patients with relapsed/refractory MCL had high-risk factors and were heavily pre-treated at study entry, 52% with a high Ki-67 proliferative index (≥30%), 47% with TP53 mutations, and 46% with intermediate or high simplified MCL international prognostic impact (sMIPI) score. The clinical outcomes reported for the 28 evaluable patients were encouraging: (i) 25 (89%) achieved an overall response (CR or PR), (ii) 12 (43%) achieved a CR at 26 months as compared to 5 (18%) at three months, (iii) 13 (46%) achieved a PR, and (iv) one (4%) had SD, for a total clinical benefit rate (CR, PR, SD) of 93% as of the data cut-off date. Tumor responses were achieved rapidly (Figure 1). The ORR and median duration of response were encouraging in patients with high-risk features associated with difficult to treat disease. High Ki-67 (≥30%) patients had an ORR of 86% and a median duration of response of 30.5 months (95% confidence interval (CI) 2.9 months – not evaluable, or NE). Five patients had received prior treatment with ibrutinib, with three achieving CRs and two achieving PRs for an ORR of 100%. Median PFS was not reached (95% CI 33.2 months – NE) after a median follow-up of 19.5 months (95% CI 19.5 months to 28.5 months) and the landmark PFS at 24 months was over 70% (Figure 2). The combination demonstrated robust and consistent efficacy results regardless of pretreatment status as the PFS was 33.2 months

(95% CI 17.3 months to NE) and not reached (95% CI 4.3 months to NE) in patients who received 1 and 2 or more prior lines of systemic therapy, respectively (Figure 3). Similarly, the PFS across different prognostic sMIPI scores was encouraging and consistent with the overall population (Figure 4).

We believe these results suggest synergy with the combination of zilovertamab plus ibrutinib and have the potential to translate into significantly improved clinical outcomes, because they compare favorably with published historical data for single agent ibrutinib of a merged analysis of 370 patients with relapsed/refractory MCL from three clinical trials who had received a median of two prior therapies, which showed an ORR of 66%, CR rate of 20%, and median PFS of 12.8 months (95% CI 8.5 – 16.6 months). Extended follow-up of up to nearly 10 years of this merged analysis with ibrutinib alone (Dreyling et al., 2022) revealed similar outcomes with ORR of 69%, CR rate of 27% and median PFS of 12.5 months (95% CI 9.8 – 16.6 months). However, the information provided above, as well as additional data from third party studies below, is for illustrative purposes only and is not based on a head-to-head comparison. Differences exist between study or trial designs and subject characteristics, and caution should be exercised when comparing data across studies.

The majority of drug-related treatment-emergent adverse event, or TEAEs, and all Grade 3 or higher TEAEs in Study CIRM-0001 were deemed to be related to ibrutinib by the Investigators. There have been no dose-limiting toxicities and no serious adverse events attributed to zilovertamab alone. For the entire safety population (85 patients) which includes patients with CLL or MCL, atrial fibrillation was observed in only 9.4% of the patients and febrile neutropenia in 1.2% of patients. No Grade 3 or higher TEAEs were deemed to be related to zilovertamab alone, and no new events were deemed to be unique to the combination therapy. The adverse event profile for ibrutinib plus zilovertamab was consistent with or slightly improved compared to the published literature and prescribing information for single agent ibrutinib. Encouraging TEAEs related to myelosuppression appeared to be lower than expected for ibrutinib treatment, so quantitative analysis of complete blood count data for MCL was undertaken. Grade 3 or greater neutrophil decrease and platelets decrease of 9.1% for zilovertamab plus ibrutinib, respectively, appear to be qualitatively lower than the 29% Grade 3 or greater neutrophils decreased and 17% platelets decreased reported for the ibrutinib MCL registration study. This could be related to the observation that residual tumor cells during ibrutinib treatment express ROR1, which is activated by its ligand Wnt5a, leading to cross-activation of inflammatory pathways including JAK/STAT and secretion of inflammatory chemokines and cytokines including IL6 and IFN-gamma. Zilovertamab has been shown to inhibit this inflammatory activity.

Efficacy results for the evaluable population of patients with MCL are presented in the following figures, along with relevant literature results for single-agent ibrutinib.

Figure 1. Study CIRM-0001. Cumulative Best Tumor Response in MCL Patients

Figure 2. Study CIRM-0001. Progression-Free Survival in MCL Patients

Figure 3. Study CIRM-0001. Progression-Free Survival by Prior Systemic Therapy(s) in MCL Patients

Figure 4. Study CIRM-0001. Progression Free Survival by sMIPI Subtypes in MCL Patients

Proportion Progression Free
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
A: Low
B: Intermediate
C: High
Censored
Event
0
3
6
9
12
15
18
21
24
27
30
33
36
39
42
45
Month
At Risk: A: 16 14 13 12 12 11 7 7 5 5 4 4 2 1 0 0
B: 9 8 7 7 7 7 5 4 4 4 2 2 1 1 1 0
C: 3 3 2 2 2 2 1 1 1 1 1 1 1 0 0 0

Zilovertamab Study CIRM-0001 December 2022 interim clinical data in CLL

Of the 34 evaluable patients with CLL from Parts 1 and 2, and 16 evaluable patients from Part 3 that received the combination of zilovertamab and ibrutinib as of the data cut-off date, 20 patients were treatment naïve and 30 patients had relapsed/refractory CLL. Ten of the evaluable patients had CLL with 17p deletions and/or TP53 mutations, including five patients with treatment-naïve CLL and five patients with relapsed/refractory CLL.

Landmark PFS and OS were 100% at 42 months and 40 months, respectively, in both treatment-naïve and relapsed/refractory TP53/del(17p) patients that received the combination of zilovertamab and ibrutinib. The most recent data update from the ALPINE study in TP53/del(17p) patients showed a landmark PFS of 77.6% at 24 months for zanubrutinib monotherapy and 55.7% at 24 months for ibrutinib monotherapy (Brown 2022, ASH). TP53 mutations are among the most commonly acquired mutations in cancer, including hematological malignancies, and are associated with decreased survival and predict inadequate therapeutic response.

Landmark PFS was 95% at 24 months in all patients with relapsed/refractory CLL treated with the combination of zilovertamab plus ibrutinib in Parts 1 and 2 of the study. The most recent data update from the ALPINE study in patients with relapsed/refractory CLL showed a landmark PFS at 24 months of 79.5% for zanubrutinib and 67.3% for ibrutinib monotherapy (Brown 2022, ASH).

Data from Part 3 of the study continue to mature, and median PFS for both arms had not been reached as of the October 11, 2022 cut-off date after a median follow up of 29 months and 30 months for the combination of zilovertamab and ibrutinib and ibrutinib monotherapy arms, respectively.

Efficacy results for the evaluable population of patients with CLL are presented in the following figures, in some cases along with relevant published results for single-agent ibrutinib and zanubrutinib.

Figure 5. Study CIRM-0001. Progression-Free Survival by Treatment Status in CLL Patients (Parts 1 and 2)

Figure 6. Study CIRM-0001. Progression-Free Survival by Prior Systemic Therapy(s) Subgroup in R/R CLL Patients (Parts 1 and 2)

Proportion Progression Free
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
Month
0
3
6
9
12
15
18
21
24
27
30
33
36
39
42
45
48
A: <= 2 Prior Systemic Regimens
B: >2 Prior Systemic Regimens
Censored
Event

At Risk:																	
A:	14	14	14	14	13	13	13	13	13	12	12	12	8	6	3	2	0
B:	8	8	8	8	8	8	7	7	5	5	4	2	2	1	0	0	0

Figure 7. Study CIRM-0001. Progression-Free Survival by TP53 mutation/del(17p) Subgroup in CLL Patients (Parts 1, 2 and 3)

Figure 8. Study CIRM-0001. Overall Survival by TP53 mutation/del(17p) Subgroup in CLL Patients (Parts 1, 2 and 3)

Zilovertamab + ibrutinib
Pooled Analysis of Parts 1, 2 & 3
(Oncternal Data Oct 2022)

1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
Proportion Surviving
Median OS not reached after median follow up of 40 months
Landmark OS 100% at ~40 months for both R/R and TN CLL
A: Treatment Naive
B: Relapsed/Refractory
+ Censored
● Event
0 3 6 9 12 15 18 21 24 27 30 33 36 39 42
Month

At Risk:															
A:	5	5	5	5	5	5	5	5	5	5	4	3	3	1	0
B:	5	5	5	5	5	5	5	5	5	4	4	4	4	1	0

Zilovertamab Phase 3 Study ZILO-301 in patients with Relapsed/Refractory MCL

In the second half of 2022, we announced the initiation of our Phase 3 global registrational trial of zilovertamab, Study ZILO-301, for the treatment of patients with relapsed/refractory MCL. The Phase 3 clinical trial entitled “A Randomized, Double-blind, Placebo-controlled, Multicenter Study of Zilovertamab (A ROR1 Antibody) Plus Ibrutinib Versus Ibrutinib Plus Placebo in Subjects with Relapsed or Refractory Mantle Cell Lymphoma” (NCT05431179) will evaluate the potential benefit of zilovertamab for patients who have only experienced SD or a

PR after having received four months of oral ibrutinib therapy during the open-label lead-in phase of the study. Patients with such an inadequate response (PR or SD) will be randomized (1:1) to receive zilovertamab (600mg administered by IV every 2 weeks for 3 administrations and then every 4 weeks thereafter) or placebo, while continuing to receive oral ibrutinib. Across 50-100 international centers, the study aims to enroll 365 patients and to randomize approximately 250 patients after the 4-month lead-in phase.

An interim analysis, designed to support submission of a Biologics License Application, or BLA, seeking accelerated FDA approval, will be conducted based on a primary endpoint of ORR and a key secondary endpoint of DOR. The final analysis, intended to support regular FDA approval, will be based on a primary endpoint of PFS. Secondary efficacy endpoints include ORR, DOR, CR Rate, OS, and the proportion of patients experiencing grade 3 or 4 neutrophil count decrease.

Based on positive feedback from the FDA, we are also considering conducting Study ZILO-302, an open-label companion clinical trial to Study ZILO-301. Patients who have progressive disease during the initial four months of ibrutinib monotherapy from Study ZILO-301 may be enrolled and treated with zilovertamab plus ibrutinib, to determine whether ROR1 inhibition can sensitize patients to ibrutinib therapy.

Zilovertamab development in prostate cancer

Prostate cancer disease overview

Prostate cancer is the second most frequently diagnosed cancer among men in the U.S. behind skin cancer, according to the American Cancer Society. While patients with localized prostate adenocarcinoma have 5-year survivals that approach 100% according to the SEER Program database, outcomes are much more dismal in the metastatic setting, with an estimated 5-year survival of 30%. Much of this mortality is attributed to castrate resistant disease, in which the malignancy develops the ability to progress despite androgen deprivation or inhibition. In its castrate resistant state, the disease is characterized by impaired quality of life and diminished survival. Current management strategies include hormonal and cytotoxic therapies. Though these approved therapeutic agents have slightly prolonged survival for patients with this disease, responses are not durable and nearly all patients develop resistance. Moreover, many of these therapies are not targeted and in the case of cytotoxic therapies, are associated with toxicity and poor tolerability. Despite a growing understanding of the molecular signaling associated with prostate cancer growth, there remains a paucity of targeted therapies in the management of prostate adenocarcinoma.

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

Zilovertamab clinical development in prostate cancer

An investigator-sponsored prospective, open-label, non-randomized, one-arm Phase 1b study to evaluate the safety and efficacy of, and to determine the recommended Phase 2 dose, or RP2D, of, docetaxel combined with zilovertamab in patients with mCRPC is recruiting patients at UC San Diego. During the treatment period, zilovertamab and docetaxel will be administered by IV infusion on an outpatient basis. Initially, zilovertamab be given as a series of loading doses with biweekly IV infusions on days 1, 15, and 29 of cycle 1. Following this, zilovertamab will be given concurrently with docetaxel (cycles 2 up to 6 depending on tolerance to docetaxel) and each cycle will be 21 days in length. Patients will be treated for a maximum of six cycles with combination therapy. Following completion or discontinuation of docetaxel, cycle length will be 28 days and zilovertamab will be administered day one of every 28-day cycle starting at cycle eight (or earlier depending on tolerance). Zilovertamab will be administered IV on day one of the cycle.

Zilovertamab development in breast cancer

Zilovertamab was evaluated in an investigator-sponsored single-arm, open-label, Phase 1b trial of zilovertamab in combination with paclitaxel in patients with locally advanced, unresectable or metastatic HER2-negative breast cancer. The primary objective of this trial was to determine the safety and tolerability during the first four weeks of fixed dose zilovertamab when administered in combination with weekly standard of care paclitaxel to patients with metastatic, or locally advanced, unresectable breast cancer. The treatment regimen was zilovertamab at a dose of 600 mg on days 1 and 15 of cycle 1, and then on day 1 of each subsequent 28-day cycle, and paclitaxel weekly at a dose of 80 mg/m2. The study was completed by UC San Diego and analyzed based on a data cut-off of August 12, 2021. Twenty-three patients were screened, and 16 were treated with paclitaxel and zilovertamab. Adverse events were consistent with the known safety profile of paclitaxel alone. There were no dose limiting toxicities, no discontinuations and no serious adverse events attributed to zilovertamab. Adverse events possibly related to zilovertamab included nausea, neutrophil count decreased, and constitutional symptoms. Among the 16 patients in the intent-to-treat population, the ORR was 37.5% (95% CI 15.2% - 64.6%) with six patients experiencing PR, and the best response rate, including SD, was 75.0% (95% CI 47.6% - 92.7%).

Additional potential clinical opportunities for zilovertamab in other solid tumors

Lung cancer. ROR1 is expressed by approximately 77% to 93% of lung cancers. In adenocarcinoma of the lung, higher levels of ROR1 expression were correlated with advanced stages of disease and with positive lymph node metastases. In addition, Kaplan-Meier survival analysis indicated an association of high ROR1 expression with worse OS in lung adenocarcinoma patients. ROR1 expression has been shown in lung cancer to be correlated with the presence of other negative prognostic factors such as phosphorylated AKT, or p-AKT, or phosphorylated CREB, or p-CREB. Inhibition of ROR1 in lung cancer cell lines induced apoptosis and cell cycle arrest and led to a reduction in levels of p-CREB and p-AKT. Notably, a recent preclinical study has shown that downregulating ROR1 expression re-sensitizes erlotinib-resistant lung cancer cells to an EGFR inhibitor drug.

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

ROR1 CAR T Cell Therapy

We are developing our CAR T cell therapy candidate based on the ROR1 binding domain of zilovertamab to treat patients with hematological malignancies or solid tumors. We believe that the selective expression of ROR1 on many tumor cells and its absence on normal cells make it an ideal target for a CAR T cell therapy approach. In addition, we believe that ROR1-negative relapses might be less likely to develop after ROR1 CAR T cell therapy, because the survival benefit imparted on cancer cells by ROR1-associated activities may limit the development of ROR1-negative tumors, such that tumor cells that lose or mutate ROR1 to escape CAR T cell treatment may be less aggressive than the parental cells. In late 2022, we received a Study May Proceed letter from the FDA for a Phase 1/2 dose escalation clinical study of ONCT-808, an autologous CAR T therapy candidate targeting ROR1, in patients with aggressive B NHL, including those who have failed previous CD19 CAR T treatment. We are pursuing a two-pronged development strategy for our ROR1 CAR T cell therapy program. The first part of the strategy is to evaluate evidence of safety and clinical activity of our ROR1 CAR T cell therapy in humans while using an established autologous CAR T approach and targeting hematological indications that are known to be susceptible to CAR T cell therapy. The second part of the strategy will evaluate autologous therapies for advancement on a stand-alone basis as well as to develop next-generation cell therapies targeting ROR1 by introducing more advanced cell therapy technologies, which could include CAR T cells bearing additional features to overcome the solid tumor microenvironment, as well as “off-the-shelf” or allogeneic CAR T cell or CAR-NK cell therapies.

We expect partnerships and collaborations to be essential for implementing our next-generation strategy. In January 2021, we announced a research and development collaboration with Karolinska Institutet to investigate novel optimized ROR1-targeting cell therapies focused on CAR T cells and CAR-NK. In April 2022, we established a clinical manufacturing agreement with the Dana-Farber Cancer Institute to conduct cGMP cell preparation and manufacturing activities for use in first-in-human studies of our ROR1-targeting CAR T cell therapy candidate ONCT-808. In September 2021, we announced a research collaboration with Celularity Inc., or Celularity, to evaluate placental derived-cellular therapies targeting ROR1. As part of the collaboration, Celularity explored in preclinical studies: (i) the use of zilovertamab in combination with Celularity’s natural killer cells, and (ii) ROR1-targeted CAR gene modification in Celularity’s CYNK natural killer cell and CyCAR-T cell platforms. The data generated in the Celularity collaboration was supportive of potentially conducting further research.

We are also collaborating with Shanghai Pharmaceuticals Holding Co., Ltd. for our CAR T cell therapy program, through its U.S. subsidiary Shanghai Pharmaceutical (USA) Inc., or SPH USA. SPH USA entered into the SPH USA License Agreement with us to develop ROR1-targeted CAR T cell therapy product candidates in greater China. One of SPH USA’s Chinese affiliates intends to conduct one or more initial clinical trials of the licensed ROR1 CAR T cell therapy candidate at hospitals in China that have experience with processing cellular immunotherapy materials and conducting CAR T cell therapy clinical trials.

Scientific background: CAR T cell therapy overview

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

T cells are well suited for immuno-oncology applications based on several characteristics. They have evolved to be exquisitely specific and avid killers. One T cell can eliminate numerous target cells. T cells are extremely specific, able to recognize a cancer cell and kill it, while ignoring an almost identical healthy cell. T cells are thought to be vigilant all the time, eliminating cancer cells from the body before they can form tumors. However, tumor cells sometimes evolve to escape T cell killing by activating a number of pathways that suppress T cell function. Adoptive T cell therapies, and specifically CAR T cells, are being developed to provide methods to generate large quantities of T cells capable of specifically recognizing and killing tumor cells despite tumor suppressive mechanisms.

CAR T cells are generated by isolating T cells from patients and modifying them to recognize specific antigens on tumors. T cells have potent cell killing activity that is directed to target cells that are recognized by specific T cell receptors, or TCRs, that are expressed on the surface of these T cells. While some T cells have TCRs that can recognize cancer cells leading to their killing, potent T cells do not develop against all tumor targets. In some cases, the potential cancer cell target is also a protein that has an essential role in other tissues or at other stages of development, and TCRs that recognize these targets are eliminated during normal T cell development.

CAR T cell therapy has emerged as a way to engineer T cells to recognize specific targets, such as those that are selectively expressed on cancer cells. A gene encoding a chimeric protein is constructed that contains a single antigen-binding domain of an antibody that specifically recognizes the target, which is coupled to a T cell costimulatory domain and a portion of the T cell receptor.

CAR T cell therapies are typically produced from a patient’s own T cells, which are isolated by leukapheresis. These cells are then genetically modified with a chimeric antigen gene construct which can be delivered by various mechanisms, such as lentiviral gene delivery vectors. Transduced cells are then expanded and undergo quality testing before being reintroduced into the same patient. This approach is also known as autologous CAR T cell therapy.

Figure 9. CAR T Production and Patient Treatment

1
Collect blood
T-cells
2
Reprogram T-cells
CAR-T-cells
CAR-T-cell Therapy
3
Multiply
4
Infusion
5
CAR-T-cells attack cancer cells

DAARI Program

ONCT-534, our lead Dual-Action Androgen Receptor Inhibitor, or DAARI program candidate, is a novel investigational, potentially first-in-class, orally bioavailable, AR dual-action inhibitor, for the treatment of patients with mCRPC and other AR-driven diseases. Based on preclinical studies, we believe ONCT-534 has the potential to be a novel treatment option for patients with advanced prostate cancer. We licensed ONCT-534 and certain other DAARI program rights from the University of Tennessee Research Foundation, or UTRF, under an exclusive, worldwide license agreement.

Figure 10. Schematic Representation of Clinically Relevant Domains of the Androgen Receptor

We have chosen AR antagonism and degradation as our target mechanism of action focus due to the well-documented biology of AR signaling as the principal driver of prostate cancer. ONCT-534 has demonstrated activity in preclinical models of AR overexpression, AR LBD mutations, as well as AR splice variants, all common mechanisms of resistance to current standard of care agents in advanced prostate cancer. ONCT-534 has a potentially novel and unique mechanism of action: interacting with both the NTD and LBD of the AR, inhibiting AR function as well as inducing AR protein degradation. We believe that this NTD binding is relevant to the activity of ONCT-534 against tumors expressing AR splice-variants that do not contain an LBD. Current standard of care treatment options, such as enzalutamide or apalutamide, bind only to the LBD of the AR, which may explain their reduced efficacy in patients with AR-SV-expressing tumors, as these AR variants lack the LBD. We believe that the differentiated dual-action pharmacology of ONCT-534 has the potential to translate into improved clinical outcomes over current standard of care agents.

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

Mechanism of Action

As a DAARI, ONCT-534 has a potentially novel and unique mechanism of action: it interacts with both the NTD and the LBD of the AR (Figure 10 above), inhibiting AR function and leading to AR protein degradation. We believe that this NTD binding is relevant to the activity of ONCT-534 against tumors expressing AR splice-variants by preventing AR activation. In this respect, ONCT-534 is designed to mechanistically differ from classical non-steroid antiandrogens that interfere with androgen synthesis, such as abiraterone, and to differ from current standard of care treatment options, such as darolutamide, enzalutamide, or apalutamide, that bind only to the LBD of the AR, which may explain their reduced efficacy in patients with AR-SV-expressing tumors, as these AR variants lack the certain parts of the LBD. We believe that the potentially differentiated dual-action pharmacology of ONCT-534 has the potential to translate into significantly improved clinical outcomes over current standard of care agents.

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

To assess the ability of ONCT-534 to treat enzalutamide-resistant prostate cancers, we conducted in vivo studies in an enzalutamide-resistant MDVR VCaP cell line xenograft model. This treatment resistance can be seen below for both castrated and intact animals (Figures 11 and 12), as tumors in mice dosed with enzalutamide grew at nearly the same rate as tumors in mice dosed only with the drug vehicle, a control similar to dosing with a placebo. Orally delivered ONCT-534 substantially inhibited tumor growth, described as tumor growth inhibition, or TGI, in these enzalutamide-resistant MDVR tumors.

Figure 11. DAARIs Exhibited AR-specific Anti-tumor Activity in ENZA-resistant CRPC Preclinical Model

In a mouse xenograft model of human prostate cancer in intact animals, tumor growth of LnCAP human prostate cancer cells that overexpress AR (LnCAP-AR) was significantly inhibited by treatment with ONCT-534, as shown in the figure below.

Figure 12. DAARIs Exhibited AR-specific Anti-tumor Activity in AR-overexpressing Preclinical Model

AR-V7 is a splice variant of AR that lacks the LBD and hinge region and is expressed in 22Rv1 cells, which are human prostate carcinoma epithelial cells derived from a xenograft that was serially propagated in mice after castration-induced regression and relapse of the parental, androgen-dependent xenograft. As shown in Figure 13 below, enzalutamide is not efficacious against these tumors that lack the LBD. Treatment with ONCT-534 however, resulted in tumor growth inhibition as well as significant reduction in PSA in this model, demonstrating activity at the NTD.

Figure 13. DAARIs Exhibited Anti-tumor Activity in AR Splice-variant Preclinical Model

Preclinical IND-enabling activities are ongoing for ONCT-534. We are also evaluating potential Phase 1/2 clinical trial designs to evaluate safety, determine the RP2D and evaluate efficacy, including the effect on patient PSA levels of ONCT-534 in patients with relapsed or refractory mCRPC regardless of their mutational status.

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

Zilovertamab

There are several therapeutic options available to treat patients with relapsed or refractory MCL, including BTK inhibitors such as: (i) ibrutinib (Imbruvica), was initially FDA approved in 2013 and is marketed by AbbVie, Inc., or AbbVie and Johnson and Johnson, (ii) acalabrutinib (Calquence), was initially FDA approved in 2017 and is marketed by AstraZeneca PLC, or AstraZeneca, and (iii) zanubrutinib (Brukinsa), was initially FDA approved in 2019 and is marketed by BeiGene USA, Inc., or BeiGene. These therapies are given continuously for prolonged periods of time, and their use can be associated with significant toxicity. The majority of patients with MCL are older, and remissions are not durable with most patients relapsing in less than 20 months. There are therapeutic treatments approved for patients who progress after systemic therapy with a BTK inhibitor, including pirtobrutinib (Jaypirca), a non-covalent BTK inhibitor FDA approved in 2022 for the treatment of patients with relapsed or refractory MCL after at least two lines of systemic therapy, including a BTK inhibitor. We believe that more effective and better tolerated therapies represent a significant unmet need.

Three classes of targeted therapies have been approved for the treatment of patients with CLL: (i) BTK inhibitors, a key component of cell signaling in B-cells, such as ibrutinib (Imbruvica) is marketed by AbbVie and Johnson & Johnson; acalabrutinib (Calquence) is marketed by AstraZeneca, and zanubrutinib (Brukinsa) is marketed by BeiGene; (ii) inhibitors of the protein B-cell lymphoma-2, or Bcl-2, such as venetoclax (Venclexta and Venclyxto) is marketed by AbbVie and Roche/Genentech; and (iii) inhibitors of Phosphoinositide 3-kinase, or PI3K, which include idelalisib, which is marketed as Zydelig by Gilead Sciences, Inc., and duvelisib, which is marketed as

Copiktra by Verastem, Inc. These targeted therapies are now the core of the recommended treatment regimens for patients with both first-line and relapsed or refractory CLL.

While there are currently no approved products targeting the ROR1 receptor, we are aware of therapeutics in clinical development that target ROR1, including MK-2140, an ADC being developed by Merck, an ADC being developed by NBE-Therapeutics (acquired by Boehringer Ingelheim in 2020), and a ROR1 CAR T therapy being developed by Lyell Immunopharma, Inc. MK-2140, originally designed and developed by Oncternal, binds to the same epitope on ROR1, and utilizes zilovertamab to target ROR1.

There are numerous companies developing or marketing treatments for the same oncology indications that we are targeting with our zilovertamab program. Therapies approved or in clinical development for the treatment of patients with treatment-naïve or relapsed/refractory CLL and relapsed/refractory MCL include BTK inhibitors, Bcl-2 inhibitors, PI3K inhibitors, anti-CD20 antibodies, and cell therapies that are being marketed or developed by companies including AbbVie, AstraZeneca, BeiGene, Ltd., Eli Lilly and Company, Gilead Sciences, Inc., Johnson & Johnson, MEI Pharma, Merck, Novartis Pharmaceuticals Corporation, Roche Holding AG’s Genentech subsidiary, TG Therapeutics, Inc., and Verastem, Inc.

ROR1 CAR T

While there are currently no approved cell therapy products targeting the ROR1 receptor, we are aware of an autologous CAR T cell therapy clinical program targeting ROR1 sponsored by Lyell Immunopharma, Inc. for patients with solid tumors. Precigen, Inc. announced plans to initiate a Phase 1/1b clinical trial of PRGN-3007, an autologous CAR T cell therapy targeting ROR1, in patients with hematological malignancies and solid tumors. Caribou Biosciences, Inc. announced plans to develop an induced pluripotent stem cell (iPSC)-derived allogeneic anti-ROR1 CAR-NK cell therapy.

There are numerous companies developing or marketing cell therapy treatments for the same oncology indications that we may target with our ROR1 CAR T program including AbbVie, Adicet, Allogene Therapeutics, Atara Biotherapeutics, Inc., Bluebird Bio, Inc., Bristol-Myers Squibb, Caribou Therapeutics, Fate Therapeutics, Gilead Sciences, Inc., Johnson & Johnson, Legend Biotech, Merck, NantKwest, Nkarta Therapeutics, Novartis Pharmaceuticals Corporation, Poseida Therapeutics, Roche Holding AG, and others. Six CAR T cell therapies have been approved by the FDA, Yescarta and Tecartus are marketed by Gilead Sciences, Inc., Kymriah is marketed by Novartis Pharmaceuticals Corporation, Abcema and Breyanzi are marketed by Bristol-Myers Squibb Company, and Carvykti, marketed by Johnson and Johnson. Yescarta, Tecartus, Kymriah and Breyanzi target the CD19 protein, a protein expressed on the surface of the majority of B cells, including B cell tumorigenic cells.

ONCT-534

While there are currently no approved drugs with similar mechanism of action as our DAARI program, ONCT-534, the competition in the advanced prostate cancer market is very high. Several therapies have already been approved and many more are currently in development. Second-generation antiandrogens including Xtandi (Astellas and Pfizer), Zytiga/Erleada (Johnson & Johnson), and Nubeqa (Bayer) have become the preferred regimens for first line therapy in this indication. Other therapeutic modalities, such as checkpoint inhibitors are being evaluated in combination with either antiandrogen or chemotherapies. Bispecific antibodies and CAR T therapies targeted towards prostate-specific member antigen are also in early development. Other approaches to interfering with AR signaling include strategies to: (i) blocking AR activation via NTD binding as being pursued by ESSA Pharma, Inc., and (ii) degrading the AR protein such as that being pursued by Arvinas, Inc.

Licenses and Collaborative Relationships

UC San Diego

In March 2016, we entered into a license agreement with the Regents of the University of California, or the Regents, represented by UC San Diego, which was amended and restated in August 2018, and amended thereafter (the “Regents License Agreement”), for the development, manufacturing and distribution rights to naked antibodies, including zilovertamab and genetically engineered cellular therapy products, including CAR T products that are covered by licensed patents for all human therapeutic, diagnostic and preventive applications in all indications. The

Regents License Agreement requires us to pay certain development and regulatory milestones aggregating from $20.1 million to $24.5 million, on a per product basis, certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, low single-digit royalties including potential future minimum annual royalties on net sales of each product, certain annual patent costs, and annual license maintenance fees. Unless terminated earlier, the Regents License Agreement will expire upon the later of the expiration date of the longest-lived patent rights or the 15th anniversary of the first commercial sale of a licensed product.

UC San Diego may terminate the Regents License Agreement if a material breach by us is not cured within a reasonable time, we file a claim asserting the licensed patent rights are invalid or unenforceable, or we file for bankruptcy. We may terminate the agreement at any time upon at least 60 days’ written notice.

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, we entered into a research agreement with the Regents for research on the ROR1 therapeutic development program. Under this five-year agreement that expired in June 2021, UC San Diego was paid an aggregate of $3.6 million. Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will receive payments aggregating $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

CIRM

In August 2017, and as amended and restated in December 2020, the California Institute for Regenerative Medicine, or CIRM, awarded an $18.3 million grant to researchers at UC San Diego to advance the Study CIRM-0001. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) received $14.5 million in development milestones under research subaward agreements during the award project period from October 1, 2017 through March 31, 2022, (iii) was committed to certain co-funding requirements, and (iv) was required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. As of December 31, 2022, we believe we have met and completed our obligations under the CIRM award and UC San Diego subawards.

Celularity

In September 2021, we entered into a research collaboration with Celularity to evaluate placental derived-cellular therapies targeting ROR1. Under the collaboration, Celularity explored in preclinical studies: (i) the use of zilovertamab in combination with Celularity’s NK cells, or CYNK-101, a placental derived-allogeneic NK cell therapy that has been genetically engineered to synergize with therapeutic antibodies, and (ii) ROR1-targeted CAR gene modification in Celularity’s CYNK natural killer cell and CyCART T cell platforms. As of December 31, 2022, we believe we have met all of our obligations hereunder.

Georgetown University

In March 2014, we entered into an exclusive license agreement, or the Georgetown License Agreement, with Georgetown University, or Georgetown, pursuant to which we licensed the exclusive worldwide right to patents and technologies for the development and commercialization of certain product candidates targeting EWS-FLI1 as an anti-tumor therapy for therapeutic, diagnostics, or research tool purposes. Under the Georgetown License Agreement, we are solely responsible for all development and commercialization activities and costs in our respective territories and are also responsible for all costs related to the filing, prosecution and maintenance of the licensed patent rights. We are also obligated to pay Georgetown an annual license maintenance fee until the first commercial sale occurs, make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and will be required to pay low single digit royalties based on annual net product sales. The term of the Georgetown License Agreement continues until the expiration of the last valid claim within the patent rights covering the product but may be terminated by either party upon material breach, or by us as to one or more countries with 90 days written notice of termination. Additionally, Georgetown may terminate the agreement in the event we fail to pay any amount and fails to cure such failure within 30 days after receipt of notice, default in our obligation to obtain and maintain insurance and fail to remedy such breach within 60 days after receipt of notice or declare insolvency or bankruptcy. We may terminate the agreement at any time upon at least 60 days’ written notice. As of December 31, 2022, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

Shanghai Pharmaceutical (USA) Inc. (“SPH USA”)

In November 2018, and as amended in August 2020, we entered into a license agreement with SPH USA, or the SPH USA License Agreement, under which we granted exclusive rights to SPH USA to manufacture, develop, market, distribute and sell in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “SPH USA Territory” or "Greater China"), our product candidates under the Georgetown License Agreement and the UC San Diego License Agreement. Under the License and Development Agreement, or LDA, SPH USA is solely responsible for: (a) all preclinical and clinical development activities required in order to obtain regulatory approval in Greater China for such product candidates, (b) any third-party license milestone or royalty payments owed under the Georgetown License Agreement and the Regents License Agreement, and (c) paying the Company a low single digit royalty on net sales in the territory. The SPH USA License Agreement will expire on a licensed product-by-licensed product and country/region-by-country/region basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country/region.

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

University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022 and August 2022, we entered into a license agreement with UTRF (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing DAARI technologies owned or controlled by UTRF, including all improvements thereto. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. We are obligated to pay UTRF annual license maintenance fees in the mid five digits and low single-digit royalties on aggregate net sales of licensed products. We are also obligated to pay UTRF tiered royalties ranging from a low single digit to low double digit percentage of consideration received by our sublicensees, excluding royalties, such percentage dependent on the stage of development of a clinical product candidate at the time it is sublicensed. Our obligation to pay UTRF royalties expires on a country-by-country and licensed product-by-licensed product basis on the last-to-expire valid patent claim of a licensed patent covering such licensed product in such country. As of December 31, 2022, the Company believes it has met its obligations under the DAARI License Agreement.

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

We expect to continue to rely on third parties for the production, characterization, and release testing of clinical and commercial quantities of all product candidates and associated reagents. For example, we are working with Lentigen on lentivirus manufacturing, Miltenyi on cell processing, and the Dana-Farber Cancer Institute on cGMP cell preparation and manufacturing activities for use in first-in-human studies of our ROR1-targeting CAR T cell therapy candidate ONCT-808. There are no unusually complicated biochemistries or equipment required in the manufacturing process for zilovertamab, ONCT-808 or ONCT-534, which we believe allows for potential manufacturing flexibility and cost and vein to vein time efficiencies.

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

Our commercial success may depend in part on our ability to: (i) obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements, (ii) preserve the confidentiality of our trade secrets, (iii) defend and enforce our proprietary rights, including our patents, and (iv) operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

We have developed, licensed and acquired numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of healthcare products and services. As of February 4, 2023, our owned and in-licensed patent portfolio consisted of approximately 46 issued U.S. patents and 26 pending U.S. patent applications related to certain of our proprietary technology, inventions, and improvements, and 90 issued patents and 131 pending patent applications in jurisdictions outside of the U.S.

ROR1 Program

We have an exclusive, commercial, worldwide, transferrable license to a portfolio of patents and patent applications directed to ROR1 antibodies and CAR T therapies for all therapeutic indications. This portfolio is licensed from the Regents of the University of California. We have know-how and trade secrets related to compositions of matter for treating cancers, methods for treating cancer, and methods of screening for additional compositions of matter used for treating cancer, as well as to additional antibodies and molecules that modulate ROR1 signaling. We have also developed certain patents and patent applications directed to ROR1 based therapies, which are owned by Oncternal.

As of February 4, 2023, our licensed patent portfolio included patents related to our zilovertamab clinical candidate currently in Phase 1/2 and Phase 3 clinical trials. Zilovertamab is a humanized monoclonal antibody that specifically binds to the ROR1 receptor. We have two issued U.S. patents directed to the zilovertamab composition of matter: U.S. Pat. No. 9,217,040, with a patent term not due to expire before 2032; and U.S. Patent No. 9,758,591, with a patent term not due to expire before March 2033. We have one patent issued in the U.S. directed to methods of using zilovertamab to treat cancer, U.S. Pat, No. 10,344,096, with a patent term not due to expire before March 2033. We have one issued patent in the U.S. related to single chain variable region fragments derived from zilovertamab with a patent term not due to expire before March 2033. We also have patents issued in Australia, China, Europe, Israel, Japan, Korea, Macao, Canada, Brazil, India, Philippines, Malaysia and Mexico directed to zilovertamab compositions of matter. In Europe patents directed to zilovertamab compositions of matter have been validated in jurisdictions including France, Germany, Italy, UK, Spain, Turkey, Belgium, Poland, Netherlands, Greece, Switzerland, Sweden, Austria, Denmark, and Ireland. We have applications pending in foreign jurisdictions related to zilovertamab compositions of matter and methods of use in treating cancer, including Australia, China, Europe, Japan, Mexico, and Thailand. Patents, if issued from these pending foreign applications, would not be due to expire before 2033. The validity of one of our issued European patents EP Patent No. 3604339 is being challenged in an opposition proceeding. This patent is directed to methods of treating cancer using antibodies that bind to the epitope bound by zilovertamab. We believe we have meritorious defenses against the opposition.

As of February 4, 2023, we have approximately 31 licensed patent applications pending in the U.S. and in jurisdictions outside the U.S. related to methods of treating cancer using a combination of zilovertamab and small-molecule chemotherapeutics. We have one issued patent, U.S. Patent No. 10,688,181, directed to methods of treating cancer with the combination of zilovertamab and a BTK inhibitor. Patents, if issued from these pending non-provisional applications, would not be due to expire before dates ranging from 2037 to 2041.

As of February 4, 2023, we have licensed patents and patent applications related to additional ROR1 binding antibodies, polypeptides, chimeric antigen receptors, and nucleic acids encoding such non-zilovertamab ROR1 binding antibodies, polypeptides, and chimeric antigen receptors. We have eight issued U.S. patents directed to non-zilovertamab ROR1 binding antibodies, polypeptides, chimeric antigen receptors, and nucleic acids encoding such non-zilovertamab ROR1 binding antibodies, polypeptides, and chimeric antigen receptors: U.S. Pat. No. 8,212,009, with a patent term not due to expire before November 2026; U.S. Patent No. 9,242,014, with a patent term not due to expire before June 2031; U.S. Patent No. 9,938,350, with a patent term not due to expire before June 2031; U.S. Patent No. 9,217,040, with a patent term not due to expire before January 2032; U.S. Patent No. 10,627,409 with a patent term not due to expire before January 2032; U.S. Patent No. 10,900,973 with a patent term not due to expire before January 2032; U.S. Patent No. 11,548,953 with a patent term not due to expire before June 2031; U.S. Patent No. 11,536,727 with a patent term not due to expire before January 2032. We have two patent applications pending in the U.S. related to additional non-zilovertamab ROR1 binding antibodies, polypeptides, chimeric antigen receptors, and nucleic acids encoding such non-zilovertamab ROR1 binding antibodies, polypeptides and chimeric antigen receptors, which, if issued, would have a patent term not due to expire before dates ranging from 2031 to 2032. We also have patents issued in Europe and Canada directed to additional ROR1 binding antibodies. We have one patent application pending in Europe related to additional ROR1 binding antibodies specific for ROR1. Any patent issued from this pending foreign application, would not be due to expire before 2032.

As of February 4, 2023, we have licensed patents and patent applications related to methods of screening for antibodies that specifically bind to ROR1. We have two issued U.S. patents, U.S. Pat. Nos. 9,523,695, and 9,933,434, with patent terms not due to expire before January 2032, directed to methods of screening for antibodies that specifically bind to ROR1. We additionally have one issued U.S. patent and patent applications issued in Japan and Australia directed to methods of screening for modulators of ROR1 signaling; additionally, we have applications pending in the U.S., Canada, China, Hong Kong, and Europe directed to methods of screening for modulators of ROR1 signaling.

As of February 4, 2023, we also own one patent application filed under the Patent Cooperation Treaty directed to methods of treating cancer using a combination of zilovertamab and small molecule cancer chemotherapeutics.

DAARI Program

We have exclusive worldwide rights to a portfolio of patents and patent applications related to Dual-Action Androgen Receptor Inhibitor, or DAARI, compounds for use in therapeutics. We hold a portfolio of patents and patent applications related to DAARIs and jointly owned with UTRF, including eleven issued U.S. patents directed to DAARI ligands and methods of use thereof: U.S. Pat. No. 9,814,698, U.S. Pat. No. 10,017,471, U.S. Pat. No. 10,035,763, U.S. Pat. No. 10,441,570, U.S. Pat. No. 10,865,184, U.S. Pat. No. 9,815,776, U.S. Pat. No. 9,834,507,

U.S. Pat. No. 10,093,613, U.S. Pat. No. 10,597,354, U.S. Pat. No. 10,806,720, and U.S. Pat. No. 11,73,147 as well as seven issued patents in Australia, Japan, China, Europe (validated in Great Britain, France and Germany), India, and Russia, and four pending U.S. patent applications and six pending patent applications outside of the U.S., each with a patent term not due to expire before April 2036. We also have a portfolio of patents and patent applications licensed from UTRF including five issued U.S. patent directed to DAARI ligands and methods of use thereof: U.S. Pat. No. 10,314,797, U.S. Pat. No. 10,654,809, U.S. Pat. No. 10,806,719, U.S. Pat. No. 11,230,523, and U.S. Pat. No. 11,230,531, five issued patents in Australia, Japan Israel, Korea, and Mexico, two pending U.S. patent applications and thirteen patent applications outside of the U.S., each with a potential patent term not due to expire before June 2037. A third portfolio for the DAARI program includes approximately forty-seven patent applications licensed from UTRF including eight pending patent applications in the U.S. and thirty-nine pending patent applications outside of the U.S.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective and non-provisional filing date. The patent term may be adjusted to compensate for delayed patent issuance when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The extended restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following the date of FDA approval of the applicable drug product. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. Our issued patents are due to expire on dates ranging from 2036-2037. If patents are issued on our pending patent applications, the resulting patents would be due to expire on dates ranging from 2036-2042. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Most countries require a patent owner to pay maintenance fees or annuities in order to extend the patent to the full length of its term. If these fees and annuities are not paid timely, our patents will expire prior to the expiration date.

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

As of February 4, 2023, the Oncternal Portfolio directed to the new chemical entity ONCT-216 contained approximately eight U.S. issued patents and two pending applications in the U.S., as well as approximately 14 patents and approximately 21 pending patent applications in jurisdictions outside of the U.S. As of February 4, 2023, we had two U.S. patents directed to ONCT-216: U.S. Pat. No. 9,604,927, with a patent term not due to expire before October 2035, and U.S. Pat. No. 9,987,251, with a patent term not due to expire before October 2035. We also had a patent with claims directed to methods of inhibiting proliferation of a cell that overexpresses an ETS gene or comprises an ETS fusion gene, or inhibiting growth of or killing neoplastic cells: U.S. Pat. No. 9,895,352, with a patent term not due to expire before October 2035. We had approximately one pending U.S. application and approximately 19 patents or pending applications in jurisdictions outside the U.S., including Australia, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, New Zealand, and Taiwan. These patents have a patent term not due to expire before October 2035, and patents, if issued from these applications, would not be due to expire before October 2035. We also had a patent with claims covering compositions of ONCT-216 in combination with venetoclax and associated methods of inducing apoptosis in cells in AML and DLBCL: U.S. Pat. No. 10,159,660, with a patent term not due to expire before July 2037, a patent covering ONCT-216 in combination with lenalidomide and associated methods for inducing apoptosis in a lymphocyte produced in mantle cell lymphoma: U.S. Pat. No. 10,646,470, with a patent term not due to expire before July 2037, and a patent covering ONCT-216 in combination with bortezomib, idelalisib, vincristine, bendamustine, lidelalisib, PQR309, or

Selinexor and associated methods for inducing apoptosis in a myeloblast produced in acute myeloid leukemia or a lymphocyte produced in diffuse large B cell lymphoma: U.S. Pat. No. 11,285,132, with a patent term not due to expire before July 2037. We had approximately one pending U.S. application and approximately fifteen pending applications filed in jurisdictions outside the U.S., including Canada, China, Europe, Hong Kong, Japan, Korea, Mexico, Singapore, and Taiwan directed to ONCT-216 combination therapies. Patents, if issued from these applications, would not be due to expire before July 2037. The Oncternal Portfolio further contained additional patents and pending applications related to indoline derivative compounds, which are analogs of ONCT-216. We had two issued U.S. patents directed to compounds and methods of inhibiting proliferation of a cell expressing an ETS gene or comprising an ETS fusion gene: U.S. Pat. No. 9,822,122, with a patent term not due to expire before March 2037, and U.S. Pat. No. 10,351,569, with a patent term not due to expire before March 2037. We also had an issued U.S. patent with claims directed to killing or inhibiting the growth of a neoplastic cell and methods of treating specific cancers by administering an analogue of ONCT-216: U.S. Pat. No. 10,711,008, with a patent term not due to expire before March 2037. There were also approximately eight patents or applications pending outside the U.S. in China, Europe (including a European patent validated in Austria, Belgium, Denmark, France, Germany, Great Britain, Ireland, Italy, Spain, Sweden, and Switzerland), Japan, Korea, and Taiwan. Patents, if issued from these applications, would not be due to expire before March 2037.

As of February 4, 2023, the Georgetown Licensed Portfolio contained patents directed to other EWS-FLI1 inhibitor compounds. We had three U.S. patents directed to compounds and methods for treating Ewing sarcoma or pancreatic cancer: U.S. Pat. No. 8,232,310, with a patent term not due to expire before November 2028, U.S. Pat. No. 9,045,415, with a patent term not due to expire before August 2028, and U.S. Pat. No. 9,758,481, with a patent term not due to expire before December 2027. We had four issued patents in jurisdictions outside the U.S., including Australia, Canada, Europe (validated in Germany, France and Great Britain), and Hong Kong. These patents are not due to expire before December 2027. We had two issued U.S. patents directed to compounds and methods for treating pancreatic cancer or Ewing sarcoma: U.S. Pat. No. 9,290,449, with a patent term not due to expire before April 2033, and U.S. Pat. No. 9,714,222, with a patent term not due to expire before April 2033. There are approximately seventeen patents outside the U.S. in Australia, Canada, China, Europe (validated in Great Britain, France and Germany), Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, and New Zealand. These patents have a patent term not due to expire before April 203. The Georgetown Licensed Portfolio contained additional patents related to methods of treating cancers. We had one issued U.S. patent directed to methods of treating lung cancer or glioblastoma multiforme: U.S. Pat. No. 9,511,050, with a patent term not due to expire before October 2034. There were approximately two patents issued outside the U.S. in China and Japan. These patents have a patent term not due to expire before October 2034.

Government Regulation

Government authorities in the U.S., at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process and a new biologic must be approved by the FDA through the BLA process before it may be legally marketed in the U.S. There are similar processes required for marketing authorization in other countries. For all European Union (EU) countries, marketing authorization for biologics and any product to treat patients with cancer is evaluated and granted on a pan-EU basis.

United States Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and their implementing regulations. We, along with third-party contractors, are required to navigate the various nonclinical, clinical, manufacturing and commercial approval requirements and guidance. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Postmarketing requirements and commitments refer to studies and clinical trials that a Sponsor conducts after FDA approval to gather additional information about a product’s safety, efficacy, or optimal use. Some of the studies and clinical trials, sometimes referred to as Phase 4 studies, may be required under one or more statutes and regulations; others may be studies or clinical trials a Sponsor has committed to conduct. Postmarketing commitments are studies or clinical trials that a Sponsor has agreed to conduct, but that are not required by a statute or regulation.

During the development of a new drug or biologic, Sponsors are given opportunities to meet with the FDA at certain points. These meetings may be prior to submission of an IND, at the end of Phase 1 or 2, and before an NDA or BLA is submitted, or at other times important in product candidate development. These meetings can provide an opportunity for the Sponsor to share information about the clinical, preclinical or CMC data gathered to date, for the FDA to provide advice, and for the Sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for pivotal Phase 3 clinical trial(s) that they believe will support approval of the new drug or biologic.

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

United States Review and Approval Process

The results of product development, preclinical and other preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from several alternative sources, including studies initiated and sponsored by investigators. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances (eg., indication for a product with orphan drug designation or small business submitting its first NDA).

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

Once the submission is accepted for filing, the FDA will determine the type of review (standard or priority) and the FDA begins an in depth substantive review. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP compliant to assure and preserve the product’s identity, strength, quality, and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refer the NDA or BLA to an FDA advisory committee so that independent advice can be provided to contribute to the FDA’s decision-making and lends credibility to the review process. The FDA is not bound by the recommendation of an FDA advisory committee, but it generally follows such recommendations.

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

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose Clinical Trial Application, or CTA, was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, Sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier, or IMPD, containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the Sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. A medicinal product may be designated as orphan if its Sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either: (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

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

The regulation of companion diagnostics is subject to further requirements since the in-vitro diagnostic medical devices Regulation No 2017/746, or IVDR, became effective on May 26, 2022. The IVDR will fully apply on May 26, 2022, but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

Human Capital

As of March 3, 2023, we had 30 full-time employees, two part-time employees, and several consultants, most of whom are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

Our corporate headquarters are in San Diego, California, where we currently sublease 3,748 square feet of office space available for corporate, research, development, clinical, regulatory, manufacturing and quality functions.

Corporate Information and Merger

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

Our principal executive offices are located at 12230 El Camino Real, Suite 230, San Diego, CA 92130, and our telephone number is (858) 434-1113. Our website address is www.oncternal.com.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. To date, we have focused primarily on staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates and conducting preclinical studies and clinical trials. Zilovertamab and ONCT-808, our ROR1 CAR T cell therapy, are in clinical development, while our DAARI and follow-on CAR T programs are in preclinical development. We have not yet demonstrated an ability to successfully obtain marketing authorization approvals, manufacture a commercial scale product, or finalize plans for a third-party to do so on our behalf, or embark on sales and marketing activities necessary for successful post marketing authorization product commercialization, and have not developed, if necessary, any companion diagnostic test for our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $44.2 million and $31.3 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $158.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as we continue to develop, seek regulatory approval for and potentially commercialize any of our product candidates, and seek to identify, assess, acquire, in-license or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of our product candidates, obtaining marketing authorization approval for these product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the early stages in a number of these commercialization activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in our company’s value could also cause stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of zilovertamab and ONCT-808, continue research and development and initiate clinical trials of our other development programs, including our preclinical ROR1 CAR T and DAARI programs, and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including zilovertamab, and any candidates from our ROR1 CAR T and DAARI programs. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution and we will need to make royalty payments to the licensors and / or other third parties from whom we have in-licensed or acquired our product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of zilovertamab, and preclinical studies or clinical trials of our ROR1 CAR T and DAARI programs or additional indications of our current product candidates as well as other product candidates that we may choose to pursue in the future;
•
the costs and timing of manufacturing our product candidates, including commercial manufacturing if any product candidate is approved;
•
the costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics LLC, to conduct our clinical trials of zilovertamab;
•
the costs and capacity for CAR T development and lentivirus manufacturing;
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
•
the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays and potential impacts on our supply chain activities; and
•
costs associated with any products or technologies that we may in-license or acquire.

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

In April 2021, our Form S-3 shelf registration statement became effective. Future sales under a Form S-3, if any, will depend on a variety of factors including, but not limited to, the effectiveness of a Form S-3, prevailing market conditions, the trading price of our common stock, our public float and our capital needs. In December 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million pursuant to the Form S-3 registration statement. There can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, as of the filing of this annual report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 3, 2023, our public float was approximately $50.0 million, based on 53,955,099 shares of outstanding common stock held by non-affiliates and at a price of $0.93 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 3, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. As of March 3, 2023, we had the capacity to issue up to approximately $41.8 million of additional shares of common stock pursuant to the Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Our management, as of December 31, 2022, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2022, have concluded that there is substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2022, our management concluded that, based on expected operating losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern for the twelve months after the date the financial statements were issued. Our ability to continue as a going concern is subject to our ability to raise additional capital through equity offerings or debt financings, including through potential future sales of common stock pursuant to the ATM Sales Agreement. However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, government funding or other capital sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may have collateral requirements or may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We depend heavily on the success of our product candidates, which are in clinical or preclinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our clinical-stage product candidate zilovertamab is being evaluated in combination with ibrutinib in a Phase 3 registrational clinical study in patients with relapsed or refractory MCL and a Phase 1/2 clinical study in patients with CLL, MCL and MZL. We have completed enrollment of patients with CLL and MCL in the Phase 1/2 clinical study. In addition, zilovertamab is being evaluated in two investigator-sponsored studies being conducted by UC San Diego and currently enrolling patients: (i) a Phase 1b clinical trial in combination with docetaxel for the treatment of metastatic castration-resistant prostate cancer to evaluate the safety and efficacy of, and to determine the RP2D, and (ii) a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory CLL. In addition, we are developing ONCT-808, a CAR T therapy candidate that targets ROR1 as a potential treatment for hematologic cancers and solid tumors for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment. Our pipeline also includes ONCT-534, an investigational dual-action androgen receptor inhibitor, that is in the final stages of preclinical development as a potential treatment for castration resistant prostate cancer and other androgen-receptor dependent diseases. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on various factors, including the following: successful initiation and completion of preclinical and clinical studies with favorable results;

•
acceptance of INDs, by the FDA, or under similar regulatory applications by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed designs for future clinical trials;
•
demonstrating safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
•
receiving marketing approvals from applicable regulatory authorities, including BLAs or NDAs from the FDA, and maintaining such approvals;

•
making arrangements with our third-party manufacturers for commercial manufacturing capabilities and manufacturing process optimization for our product candidates;
•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.

Drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while zilovertamab was well tolerated and showed favorable results in the Phase 1/2 clinical trial as well as the inhibition of ROR1 signaling in patients with CLL in early clinical trials, we do not know how zilovertamab will perform in our ongoing clinical trials, including the Phase 3 global registrational clinical trial and one or more of the reported clinical outcomes may materially change as patients enroll in such trial, and such results may not be replicated in any other future clinical trials, including as a result of any differences in the target population, drug interactions or other differences in our trial design. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, this and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For example, in April 2022, we deprioritized the development of ONCT-216 and stopped the enrollment of patients in a Phase 1/2 clinical trial in patients with relapsed or refractory Ewing sarcoma despite promising results in early development stages. Furthermore, we cannot assure you that we will be able to successfully progress our preclinical programs from candidate identification to Phase 1 clinical development.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. Through January 2023, Sponsors were allowed to submit a Clinical Trial Authorization, or CTA, application to any EU Member State to conduct a clinical trial in that particular Member State. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022, and all CTA applications must utilize this procedure after January 31, 2023. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the Sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which clinical trials will be governed by the CTR varies.

Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or are unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. We expect that COVID-19 precautions may continue to directly or indirectly affect the timeline for our clinical trials, including our global Phase 3 study of zilovertamab. Patients with MCL or CLL may be at increased risk of severe disease if they develop COVID-19 because of advanced age and/or immunosuppression, and so may be unwilling to travel to our study centers to enroll in our clinical trials.

While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of new variants of COVID-19 and the measures taken by the governments of countries affected could, in addition to disrupting our clinical trials, disrupt the supply chain and the manufacture or shipment of product candidates for use in our clinical trials or in commercial distribution, which could delay our ongoing clinical trials and increase development costs, or impair our ability to successfully commercialize our product candidates following any regulatory approval, and in either case have a material adverse effect on our business, financial condition and results of operations. Currently, we believe we have sufficient quantities of our zilovertamab clinical trial materials to continue to treat patients in our clinical trials through at least the end of 2024. However, if our third-party manufacturers, including those located in China, experience additional manufacturing difficulties due to the COVID-19 pandemic or as a result of natural disasters, labor disputes, unstable political environments, or other public health emergencies, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. We are conducting two clinical trials of zilovertamab in combination with ibrutinib: (i) a Phase 3 global registrational study for the treatment of patients with relapsed or refractory MCL, and (ii) a Phase 1/2 clinical trial for the treatment of patients with B-cell lymphoid malignancies, including MCL, CLL, and in a recently opened cohort for patients with MZL. We will have to follow the same procedure for our other preclinical product candidates that we plan to advance to clinical development, and would also be required to submit regulatory filings to foreign regulatory authorities if we decide to initiate clinical trials outside of the U.S.

We do not know whether our planned trials or studies will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials and preclinical studies can be delayed for a number of reasons, including delays related to:

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

Further, if we decide to conduct clinical trials of our product candidates in foreign countries additional risks may arise that may delay completion of those clinical trials. These risks include the failure of enrolled patients in other countries to adhere to clinical protocol as a result of differences in healthcare practices or cultural customs, managing additional administrative burdens associated with the regulatory schemes of other countries, as well as political and economic risks relevant to other countries. Under our license and development agreement with SPH USA, SPH USA has the right to manufacture, develop, market, distribute and sell our zilovertamab, ROR1 CAR T, and ONCT-216 product candidates in the People’s Republic of China, Hong Kong, Macau and Taiwan, or Greater China, and the obligation to perform all preclinical and clinical development activities required to obtain regulatory approvals for such product candidates in Greater China. In the event that SPH USA’s preclinical studies or clinical trials of our product candidates raise new safety or efficacy concerns, the prospects for obtaining regulatory approval of our product candidates in the U.S. and other countries, and our business, could be adversely impacted.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the availability of competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by CLL, MCL and MZL, which are our initial target indications for zilovertamab. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients may prove costly.

The timing of our clinical trials depends, in part, on the speed at which we can establish investigative clinical trial sites and recruit patients to participate in our trials, as well as completion of required follow-up periods. For certain of our product candidates, including zilovertamab, the conditions which we currently plan to evaluate are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. If patients are unwilling to participate in our clinical trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or if we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies and, while we have entered into agreements governing their services, we have limited influence over their actual performance.

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

As is the case with oncology drugs generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence, or unexpected characteristics of side effects. For example, our ongoing clinical trials of zilovertamab in combination with ibrutinib and the ongoing investigator-initiated clinical trial of zilovertamab in combination with other therapies, may reveal adverse events based on the combination therapy under evaluation. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in a more restrictive label for the product candidate, or delay or cause the denial of regulatory approval of the product candidate by the FDA or comparable foreign regulatory authorities. The drug-related side effects could also affect patient recruitment for our clinical trials, or the ability of enrolled patients to complete the trials, or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Regulatory authorities in some jurisdictions, including the U.S. and EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, orphan drug designation is granted by the European Commission based on a scientific opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. In June 2020, we announced that we had obtained orphan drug designations in the U.S. for zilovertamab for treatment of MCL and for treatment of CLL/small lymphocytic lymphoma. We may seek additional orphan drug designations for zilovertamab or for certain of our other product candidates. There can be no assurance that the FDA or the European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

Similar requirements apply in the EU. The EMA has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy product candidates such as CAR T, but that remains uncertain at this point.

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

Fast Track designation by the FDA for any product candidates may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track designation for zilovertamab or our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With a Fast Track product candidate, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the Sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the Sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Obtaining a Fast Track designation does not change the standards for product approval, but may expedite the development or approval process. Even if the FDA grants such designation, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that any product candidate that may be granted Fast Track designation will receive marketing approval in the U.S.

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

Interim, topline and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical studies and preclinical studies, which are based on preliminary analyses of then-available data. Such preliminary or topline results and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data or topline data we previously published. As a result, preliminary or topline data should be viewed with caution until the final data are available.

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

We may seek Breakthrough Therapy designation for some of our product candidates, including zilovertamab. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the Sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes the same program features as Fast Track designation, including eligibility for rolling review of a submitted NDA or BLA. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third-party to conduct the clinical trials according to GLPs, GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing clinical trials for zilovertamab and preclinical studies for our ROR1 cell therapy and DAARI programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and applicable regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of its clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations or similar foreign requirements outside the U.S. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our or a third-party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms, or to comply with cGMP or similar foreign requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of zilovertamab or any future product candidates under development;
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

In addition, we do not have any long-term commitments or supply agreements with any third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

In April 2018, and as amended in August 2019, we entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the Study CIRM-0001. In June 2022, we entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, to supply ibrutinib for our global Study ZILO-301 Phase 3 study. Such agreements do not require us to pay any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations. Ibrutinib is an inhibitor of Bruton’s tyrosine kinase, a key component of cell signaling in B-cells, and is marketed by Pharmacyclics for treatment in patients with CLL and MCL.

Pursuant to both agreements, Pharmacyclics will supply ibrutinib up to a maximum aggregate amount at no cost to us for each study. Under the clinical trial and supply agreement with Pharmacyclics, we are required to provide periodic reports to Pharmacyclics, including safety data reports, and to collaborate with Pharmacyclics in relation to any interactions with regulatory authorities regarding ibrutinib. In the event the clinical supply agreements are terminated, we would likely incur substantial additional costs in order to obtain and purchase ibrutinib from a source other than Pharmacyclics and the clinical trial may be delayed.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. In addition, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first-line or second-line therapy.

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

If any of our product candidates are approved in oncology indications such as CLL, MCL, or MZL, they will compete with small molecule therapies, biologics, cell-based therapies and vaccines, either approved or under development, that are intended to treat the same cancers that we are targeting, including through approaches that may prove to be more effective, have fewer side effects, be less costly to manufacture, be more convenient to administer or have other advantages over any product candidates we develop. In addition to competing with other therapies targeting similar indications, there are numerous other companies and academic institutions focused on similar targets as our product candidates and/or different scientific approaches to treating the same indications. We face competition from such companies in seeking any future potential collaborations to partner our product candidates, as well as potentially competing commercially for any approved products.

Significant progress has been made in the treatment of CLL since the advent of targeted therapies and FDA approval of ibrutinib for CLL in 2014. Three classes of targeted therapies have now been approved for the treatment of patients with CLL: inhibitors of BTK a key component of cell signaling in B-cells, such as ibrutinib, which is marketed as Imbruvica by AbbVie, and Johnson & Johnson, and acalabrutinib, which is marketed as Calquence by AstraZeneca PLC; inhibitors of the protein B-cell lymphoma-2, or Bcl-2, such as venetoclax, which is marketed as Venclexta and Venclyxto by AbbVie, and Roche/Genentech; and inhibitors of Phosphoinositide 3-kinase, or PI3K, which include idelalisib, which is marketed as Zydelig by Gilead Sciences, Inc., and duvelisib, which is marketed as Copiktra by Verastem, Inc. These targeted therapies are now the core of the recommended treatment regimens for patients with both first-line and relapsed or refractory CLL, and have achieved objective response rates of 85-90%, two-year PFS of 65-90%, and two-year overall survival of 75-95%. The outcomes are worse for patients with certain prognostic factors, such as 17p or 11q chromosome deletions; for such patients with relapsed or refractory CLL treated with ibrutinib, the reported PFS is 50-75%. While CLL is treatable, it generally remains incurable, and patients with CLL will generally experience a recurrence of their cancer. Additionally, clinicians are investigating their potential in earlier stage disease in multiple clinical trials.

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

As of March 3, 2023, we had 30 full-time employees and two part-time employees. As we continue research and development activities and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, research, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for the company. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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
•
the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, referred to collectively as the ACA, was enacted in the U.S. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

In foreign jurisdictions, including the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. For instance, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 and will become applicable from January 12, 2025 onwards, intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas.

Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, was voted into law by California residents and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and will be enforceable on July 1, 2023. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In the EU, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EU and the U.S. remains uncertain. For example, Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA, to the U.S. by invalidating an agreed upon framework for data transferred from the EU to the U.S., called the Privacy Shield, for purposes of international transfers and imposing further restrictions on the use of the standard contractual clauses. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision have taken a restrictive approach to international data transfers. To the extent we are unable to transfer personal data between and among regions in which we operate or intend to operate as a result of regulatory authorities issuing further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, it could affect the manner in which we operate and could adversely affect our financial results.

Further, since January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. If we or our third-party CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, interruption, and damage from computer viruses and malware (e.g. ransomeware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any business disruptions from natural disasters could seriously harm our operations and financial condition and increase our costs and expenses. In addition, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personal or other confidential information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

The patent prosecution process is also expensive and time consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the riIf we fail to complyoperating activitiesght to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license from third parties. We may also require the cooperation of our licensor in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, including with respect to zilovertamab, ONCT-808 and ONCT-534, or otherwise experiences disruptions in our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to several license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, we license intellectual property rights to develop and commercialize zilovertamab and genetically engineered cellular therapy products, including ONCT-808, from the Regents of the University of California. We also license intellectual property rights to develop and commercialize product candidates in our DAARI program, including ONCT-534, from the University of Tennessee Research Foundation.

Our license agreements impose, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work on zilovertamab and ONCT-216 was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in our product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs, or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM which has granted funds for the study of zilovertamab in combination with ibrutinib and a novel anti-cancer stem cell targeted therapy, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California. In addition, the California government can exercise march-in rights if it determines that action is necessary because we or the grantee failed to achieve practical application of the CIRM-funded technology, because we failed to comply with agreed to access and pricing requirements, or because action is necessary to address a public health emergency declared by the governor of California.

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

Although no third-party has asserted a claim of patent infringement against us as of December 31, 2022, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. As of December 31, 2022, 52,799,710 shares of our outstanding common stock are freely tradable, without restriction, in the public market, unless they are purchased by one of our affiliates.

As of December 31, 2022, up to 14,165,424 shares of common stock that are either subject to outstanding warrants, options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our ability to use net operating loss, or NOL, carryforwards and other tax attributes may be limited

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2022, we had federal and state NOL carryforwards of approximately $99.1 million and $101.6 million, respectively. Approximately $72.8 million and $0.2 million, respectively, of NOLs do not expire and the remaining federal and state NOL carryforward will begin to expire in 2033 and 2029, respectively, unless previously utilized. As of December 31, 2022, we had federal and state research and development credit carryforwards of approximately $2.9 million and $2.2 million, respectively. The federal research and development credit carryforwards will begin expiring in 2034, unless previously utilized. The state research and development credits do not expire.

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

Our stockholders prior to the Merger who hold contingent value rights, or CVRs, may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

On June 7, 2019, in connection with the Merger, we entered into a CVR Agreement, which was subsequently amended on November 1, 2021. Pursuant to the CVR Agreement, our stockholders of record as of immediately prior to the Merger received one CVR for each share of our common stock held immediately prior to the Merger.

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds we receive during the 15-year period after the closing of the Merger, or the CVR Term, from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of our net sales of products during the CVR Term incorporating the DAARI technology. As of December 31, 2022, no transactions or net sales relating to the DAARI technology had occurred.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased and may continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. In the event one or more of the analysts who covers us downgrades our stock, or if we fail to otherwise meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located in San Diego, California, where we sublease 3,748 square feet of office space used primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Such sublease expires on July 31, 2023.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “ONCT”. As of March 3, 2023, there were approximately 112 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for cancers with critical unmet medical need. Our development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression. Our pipeline includes:

• Zilovertamab is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) bind to a specific functionally important epitope of Receptor tyrosine kinase-like Orphan Receptor 1, or ROR1, a growth factor receptor that is widely expressed on many tumor and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance, and (ii) inhibit ROR1 function.

We commenced Study ZILO-301, a randomized, double-blind, placebo-controlled global Phase 3 registrational study evaluating zilovertamab in combination with ibrutinib for the treatment of patients with relapsed or refractory mantle cell lymphoma, or MCL. Patients who achieve either a partial response or stable disease during an open-label lead-in with ibrutinib monotherapy are randomized to receive either zilovertamab or placebo while continuing to receive ibrutinib. The primary endpoint of Study ZILO-301 is progression-free survival, and key secondary endpoints include objective response rate, duration of response, complete response rate, overall survival and the proportion of subjects experiencing grade 3 or 4 neutrophil count decrease. The ZILO-301 study design includes an interim analysis potentially supporting the submission of a BLA seeking Accelerated Approval with the U.S. Food and Drug Administration, or FDA, with a primary endpoint of objective response rate and a key secondary endpoint of duration of response.

We are also conducting Study CIRM-0001, an ongoing Phase 1/2 clinical study evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL, chronic lymphocytic leukemia, or CLL, or marginal zone lymphoma, or MZL. In the first quarter of 2022, we completed the enrollment of patients with MCL and CLL in the Study CIRM-0001, and those patients are completing therapy or are in long-term follow-up.

• ONCT-808, our lead cell therapy product candidate, is an autologous chimeric antigen receptor T cell, or CAR T, therapy that targets ROR1, a target that is highly expressed by multiple solid tumors and hematological malignancies and confers both an aggressive phenotype and survival advantage to tumor cells. ONCT-808 is advancing into a Phase 1/2 clinical trial as a potential treatment for hematologic malignancies and solid tumors. ONCT-808 is being developed in collaboration with the Karolinska Institutet and under agreements with Lentigen Technology, Inc. (lentivirus manufacturing), Miltenyi Biotec B.V. & Co. KG. (cell processing) and the Dana-Farber Cancer Institute (cGMP cell preparation and manufacturing activities) for use in first-in-human studies of our ROR1-targeting CAR T cell therapy. In October 2022, we announced that we received a Study May Proceed letter from the FDA, related to our investigational new drug application, or IND, for ONCT-808 for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment.

• ONCT-534 is a dual action androgen receptor inhibitor, or DAARI, product candidate in preclinical development as a potential treatment for advanced castration-resistant prostate cancers. We initiated GLP toxicology studies in two relevant animal models and GMP manufacturing activities in 2022.

Since the inception of privately-held Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our zilovertamab and ONCT-216 clinical development programs as well as our ONCT-808 and ONCT-534 preclinical programs. Under research subaward agreements between us and UC San Diego, we received $14.5 million in development milestones during the award project period from October 1, 2017 to March 31, 2022. Through December 31, 2022, we have funded our operations primarily through: (i) gross proceeds of $135.0 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock that was subsequently converted into common stock, (iii) receipt of $14.5 million in subaward grant payments received from UC San Diego as well as $1.2 million received from the National Institutes of Health, or NIH, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $63.7 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $44.2 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $158.3 million. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTX Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate some or all of our operations.

Management concluded that the balance of cash, cash equivalents and short-term investments may not be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following the financial statement issuance date without entering into one or more collaborations or raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the consolidated financial statements as of December 31, 2022. We believe that our cash, cash equivalents and short-term investments provide sufficient cash to fund our projected operating requirements into the first quarter of 2024.

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned IND submissions and clinical trials, including our global Phase 3 study. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the our business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

Our grant revenue has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego and research and development grants from the NIH.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance our Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. Oncternal is conducting this study in collaboration with UC San Diego and received $14.5 million in development milestones under research subaward agreements throughout the award project period from October 1, 2017 to March 31, 2022. In addition, we were committed to certain co-funding requirements and to provide UC San Diego progress and financial update reports throughout the award project period. We received subaward payments of $0.7 million and $2.2 million in the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we believe we have met our obligations under the CIRM award and UC San Diego subawards and we have no further obligations.

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support preclinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grant awards, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the year ended December 31, 2022, the Company received $1.2 million in award payments from the NIH, recorded $1.1 million in grant revenue and had $0.1 million in unbilled receivables as of December 31, 2022, which has been included in prepaid and other assets.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the preclinical and clinical development of our product candidates, zilovertamab, ONCT-808, ONCT-534 and ONCT-216, which include:

•
expenses under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf;
•
costs related to develop and manufacture preclinical study and clinical trial material;
•
salaries and employee-related costs, including stock-based compensation;
•
costs incurred under our collaboration and third-party licensing agreements; and
•
laboratory, regulatory and vendor expenses related to the execution of preclinical and clinical trials.

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

Other Income

Interest Income

Interest income consists of interest and dividends earned on our cash equivalents and short-term investments, which primarily consist of money market funds and U.S. Treasury securities. In a significantly rising interest rates environment, our interest income on our invested balances is expected to increase as rates increase. Historically, our interest income has not been significant due to low interest earned on invested balances.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
Grant revenues	$1,490	$4,315	$(2,825)
Operating expenses:
Research and development	32,980	24,086	8,894
General and administrative	13,457	11,595	1,862
Total operating expenses	46,437	35,681	10,756
Loss from operations	(44,947)	(31,366)	(13,581)
Interest income	777	33	744
Net loss	$(44,170)	$(31,333)	$(12,837)

Grant Revenue

Grant revenue for the year ended December 31, 2022 was $1.5 million, compared to $4.3 million for the year ended December 31, 2021. The decrease of $2.8 million was primarily due to a decrease in CIRM subaward revenue of $3.8 million due to the completion of the subaward in the first quarter of 2022, which was offset by an increase in revenue under the NIH awards of $1.0 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Years Ended December 31,		Increase/
	2022	2021	(Decrease)
Zilovertamab	$10,818	$9,735	$1,083
ONCT-534	2,238	303	1,935
ONCT-808	5,349	2,300	3,049
ONCT-216	2,371	3,048	(677)
Unallocated research and development expenses	12,204	8,700	3,504
Total research and development expenses	$32,980	$24,086	$8,894

Research and development expenses for the years ended December 31, 2022 and 2021 were $33.0 million and $24.1 million, respectively, an increase of $8.9 million. The increase was due to: (i) a $5.4 million net increase in direct product candidate costs, and (ii) a $3.5 million increase in unallocated research and development expenses.

Direct expenses for zilovertamab increased $1.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the following partially offsetting factors: (i) a $2.8 million increase in clinical trial costs primarily related to the initiation of our Phase 3 clinical Study ZILO-301 and our ongoing Phase 1/2 clinical trial, both evaluating zilovertamab in combination with ibrutinib, and (ii) a $1.9 million decrease in manufacturing development costs related to the supply of clinical drug product.

Direct expenses for ONCT-534 increased $1.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a: (i) $1.2 million increase in preclinical IND enabling study and other activities, (ii) $0.4 million increase in manufacturing development costs, and (iii) $0.3 million increase in license related costs.

Direct expenses for ONCT-808 increased $3.0 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a: (i) $1.2 million increase in manufacturing development costs, (ii) $0.6 million increase in clinical trial costs as we commenced startup activities for a Phase 1/2 clinical trial, and (iii) $1.0 million increase in collaboration and license related costs.

Direct expenses for ONCT-216 decreased $0.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, due primarily to lower clinical trial activity and manufacturing costs associated with the de-prioritization of this program in 2022.

Unallocated expenses increased $3.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher personnel costs, including higher non-cash share-based compensation expense of $0.9 million.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2022 and 2021 were $13.5 million and $11.6 million, respectively, an increase of $1.9 million. The increase is primarily due to higher: (i) personnel and professional related costs of $1.4 million, including higher non-cash share-based compensation expense of $0.6 million and (ii) professional services and other costs of $0.4 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2022, we had an accumulated deficit of $158.3 million and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had $63.7 million in cash, cash equivalents and short-term investments and no debt. We believe the balance of cash, cash equivalents and short-term investments may not be sufficient to fund our projected operating requirements and meet our obligations for at least the twelve months following the financial statement issuance date without entering into one or more collaborations or raising additional funding or making changes to our operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the consolidated financial statements as of December 31, 2022. However, we believe that our cash, cash equivalents and short-term investments provide sufficient cash to fund our projected operating requirements into the first quarter of 2024. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors”.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(36,704)	$(26,589)
Investing activities	(26,498)	—
Financing activities	9,579	617
Decrease in cash and cash equivalents	$(53,623)	$(25,972)

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $36.7 million, resulting from our net loss of $44.2 million, which was offset by net non-cash charges of $7.5 million primarily related to stock-based compensation and lease expense. The net loss of $44.2 million was driven primarily by our ongoing clinical, preclinical and manufacturing development activities partially offset by grant revenue. In addition, there was a $0.1 million net change in operating assets and liabilities which primarily consisted of the following offsetting activities, a: (i) $2.3 million increase in prepaid and other assets and operating lease liability, and (ii) $2.2 million increase in accounts payable and accrued expenses.

During the year ended December 31, 2021, net cash used in operating activities used $26.6 million, resulting from our net loss of $31.3 million and changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $6.0 million related to stock-based compensation and lease expense. The net loss of $31.3 million was driven by our ongoing clinical development activities partially offset by grant revenue. The $1.3 million change in operating assets and liabilities primarily consisted of the following partially offsetting activities, a: (i) $1.6 million decrease in deferred revenue, (ii) $0.9 million increase in prepaid and other assets and operating lease liability, and (iii) $1.2 million increase in accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $26.5 million consisting of net purchases of available-for-sale securities. No cash was used or provided by investing activities for the year ended December 31, 2021.

Financing Activities

Financing activities provided net cash of $9.6 million for year ended December 31, 2022, which consisted primarily of net proceeds from the issuance of shares of common stock under the At-the-market (“ATM”) program offset by shares repurchased for tax withholding obligations related to the vesting of restricted stock units.

Financing activities provided net cash of $0.6 million for the year ended December 31, 2021, which primarily consisted of net proceeds from the exercise of common stock options and warrants.

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

We believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our operations for a period of at least twelve months from the date of this report without entering into one or more collaborations or raising additional funding or making changes to our operating plans or programs to reduce expenses.

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

Our forecast of the period of time through which our existing cash, cash equivalents, and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays;
•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of zilovertamab and preclinical studies or clinical trials of our ROR1 CAR T and DAARI product candidates or additional indications of our current product candidates as well as other product candidates that we may choose to pursue in the future;
•
the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•
the costs of obtaining ibrutinib, for which we currently obtain supply at no cost under our clinical supply agreement with Pharmacyclics, to conduct our clinical trials of zilovertamab;
•
the costs and capacity for CAR T development and lentivirus manufacturing;
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

In December 2021, we entered into the ATM Sales Agreement, pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through December 31, 2022, we have sold 8,031,355 shares under the Sales Agreement.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of December 31, 2022, our calculated public float was less than $75.0 million. In April 2021, our Form S-3 registration statement became effective. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the expected timing for achieving key milestones, including initiating, completing and announcing results of clinical trials of zilovertamab and announcing the first-in-human dosing of our CAR T product candidate targeting ROR-1, currently in preclinical development, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Notes 4 and 5 to our consolidated financial statements included elsewhere in this Annual Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Critical Accounting Estimates

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

Shareholders and Board of Directors

Oncternal Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oncternal Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Clinical Trial Accruals

As described in Notes 1 and 2 to the consolidated financial statements, the Company has recorded $0.9 million for accrued clinical trial expenses for the estimated costs incurred but not yet billed or paid as of December 31, 2022. When payment terms under the related contracts do not align with the pattern of costs incurred, the Company is required to make estimates of the outstanding obligations as of period end. When evaluating the adequacy of the accrued clinical trial liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs, which could involve significant judgements, estimates, and specialized knowledge.

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

The primary procedures we performed to address this critical audit matter included:

•
Reviewing the Company’s contractual agreements with certain third parties and any change orders to assess the impact to the amounts recorded including changes in scope and timing.
•
Testing clinical accrual cutoff and evaluating the completeness and accuracy of clinical accruals by comparing invoices received by the Company subsequent to December 31, 2022 to the amounts recognized by the Company as of that date.
•
Testing clinical accrual for completeness and accuracy by confirming amounts due at December 31, 2022 directly with certain clinical research organizations (CROs) including total expenses incurred for all services provided by the CRO during 2022.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Diego, California

March 9, 2023

Oncternal Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,142	$90,765
Short-term investments	26,582	—
Prepaid and other	3,566	2,088
Total current assets	67,290	92,853
Right-of-use asset	87	75
Other assets	1,274	657
Total assets	$68,651	$93,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,917	$1,959
Accrued liabilities	4,678	3,431
Lease, current	87	75
Total current liabilities	7,682	5,465
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at December 31, 2022 and 2021; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000 at December 31, 2022 and 60,000 at 2021; issued and outstanding shares – 57,464 and 49,429 at December 31, 2022 and 2021, respectively	57	49
Additional paid-in capital	219,203	202,201
Accumulated other comprehensive income	9	—
Accumulated deficit	(158,300)	(114,130)
Total stockholders’ equity	60,969	88,120
Total liabilities and stockholders’ equity	$68,651	$93,585

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(thousands, except per share data)

	Years Ended December 31,
	2022	2021
Grant revenue	$1,490	$4,315
Operating expenses:
Research and development	32,980	24,086
General and administrative	13,457	11,595
Total operating expenses	46,437	35,681
Loss from operations	(44,947)	(31,366)
Interest income	777	33
Net loss	$(44,170)	$(31,333)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net	9	—
Comprehensive loss	$(44,161)	$(31,333)
Net loss per share, basic and diluted	$(0.84)	$(0.64)
Weighted-average shares outstanding, basic and diluted	52,594	49,321

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(44,170)	$(31,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,431	5,875
Amortization of premiums (accretion of discounts) on short-term investments	(75)	—
Noncash lease expense	179	169
Changes in operating assets and liabilities:
Prepaid and other assets	(2,095)	(713)
Accounts payable	958	816
Accrued liabilities	1,247	399
Change in lease liability	(179)	(169)
Deferred grant revenue	—	(1,633)
Net cash used in operating activities	(36,704)	(26,589)
Cash flows from investing activities
Purchases of available-for-sale securities	(26,498)	—
Net cash used in investing activities	(26,498)	—
Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	—	617
Repurchases of common stock for tax withholding obligations	(3)	—
Proceeds from the issuance of common stock, net	9,582	—
Net cash provided by financing activities	9,579	617
Net decrease in cash and cash equivalents	(53,623)	(25,972)
Cash and cash equivalents at beginning of period	90,765	116,737
Cash and cash equivalents at end of period	$37,142	$90,765
Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$—	$1,836
Right-of-use assets obtained in exchange for operating lease liabilities	$191	$—

See accompanying notes.

Oncternal Therapeutics, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2020	48,802	$49	$195,699	$—	$(82,797)	$112,951
Exercise of stock options for cash	108	—	415	—	—	415
Cashless exercise of warrants	459	—	—	—	—	—
Exercise of warrants for cash	60	—	202	—	—	202
Vesting related to repurchase liability	—	—	10	—	—	10
Stock-based compensation	—	—	5,875	—	—	5,875
Net loss	—	—	—	—	(31,333)	(31,333)
Balance at December 31, 2021	49,429	$49	$202,201	$—	$(114,130)	$88,120
Issuance of common stock, net of issuance cost of $375	8,031	8	9,574	—	—	9,582
Issuance of common stock upon vesting of restricted stock units	6	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(2)	—	(3)	—	—	(3)
Stock-based compensation	—	—	7,431	—	—	7,431
Unrealized gain on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(44,170)	(44,170)
Balance at December 31, 2022	57,464	$57	$219,203	$9	$(158,300)	$60,969

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.
Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company,” “Oncternal,” or the “combined company”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for the treatment of cancers with critical unmet medical need. The Company’s clinical pipeline includes zilovertamab, a humanized monoclonal antibody that binds to ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1). The Company is also developing ONCT-808, a CAR T (chimeric antigen receptor T-cells) product candidate that targets ROR1 and ONCT-534, a dual-action androgen receptor inhibitor product candidate for the treatment of castration-resistant prostate and other androgen receptor-driven cancers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oncternal Oncology, Inc. and Oncternal, Inc. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception, the Company has devoted substantially all of its efforts to drug discovery and development and conducting preclinical studies and clinical trials. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

As of December 31, 2022, the Company had $63.7 million in cash, cash equivalents, and short-term investments, no debt and an accumulated deficit of $158.3 million. From its inception, the Company has incurred recurring operating losses and negative cash flows. The Company has concluded that the balance of cash, cash equivalents and short-term investments may not be sufficient to fund its planned expenditures and meet its obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to its operating plans or programs to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months following the issuance date of the consolidated financial statements as of December 31, 2022. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2022, the Company had capacity to issue up to an additional $40.0 million of shares of common stock under its at-the-market (“ATM”) equity offering program. Through December 31, 2022, the Company has sold 8,031,355 shares of common stock for net proceeds of $9.6 million under the ATM program. There can be no assurance that the Company will be able to sell any additional shares of its common stock under the ATM program and no assurance regarding the price at which it will be able to sell any such shares, and any sales of shares of its common stock under the ATM program may be at prices that result in additional dilution to existing stockholders of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market accounts and commercial paper.

Short-term Investments

The Company carries short-term investments classified as available-for-sale marketable securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 6 – Fair Value). Realized gains or losses on available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses on available-for-sale marketable securities as a component of other comprehensive loss within the statements of comprehensive loss and as a separate component of stockholders’ equity on the balance sheets. In accordance with policy, the Company does not invest in or hold equity securities in its investment portfolio.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held. Additionally, the Company established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Fair Value Measurements

The Company’s financial instruments include cash, cash equivalents, short-term investments, prepaid expenses and other assets, accounts payable, accrued expenses, and accrued compensation. The carrying amounts of the Company’s current financial assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company has short-term investments that are measured at fair value on a recurring basis. No transfers between levels have occurred during the periods presented (see Note 6 – Fair Value).

Revenue Recognition

The Company generates revenue from certain grant awards or a research subaward (the “Grant Awards”) (see Note 5), which provides the Company with payments in return for certain research and development activities over a contractually defined period. Revenue from such Grant Awards is recognized in the period during which the related qualifying services are rendered and costs are incurred, provided that the applicable conditions under the Grant Awards have been met.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded weighted-average shares subject to repurchase of zero shares and 7,000 shares from the weighted-average number of common shares outstanding for the years ended December 31, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2022	2021
Warrants to purchase common stock	3,411	4,235
Common stock options	8,516	6,445
Restricted stock units	1,009	—
	12,936	10,680

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance requires transition disclosures of the nature of and reasons for the accounting change, the transition method, and a qualitative description of the financial statement line items affected. The Company adopted this guidance effective January 1, 2022 and there were no modifications or exchanges of freestanding equity-classified written call options subject to ASU 2021-04 during the periods presented.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 362), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company was a smaller reporting company at the determination date, and therefore the new standard will be effective for the Company on January 1, 2023. An entity must apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach), except in certain circumstances. The Company plans to adopt this guidance effective January 1, 2023, and has determined that the adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

2.
Balance Sheet Details

Prepaid and other consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Research and development	$—	$294
Clinical trials	2,616	—
Insurance	669	765
Other prepaid expenses	103	85
Related party receivable (see Note 4)	—	359
Grant and other receivable	178	585
	$3,566	$2,088

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Research and development	$972	$779
Clinical trials	868	518
Legal fees	138	154
Compensation	2,691	1,955
Other	9	25
	$4,678	$3,431

3.
Marketable Securities

The Company invests in available-for-sale marketable securities consisting of money market funds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale marketable securities are classified as part of either cash, cash equivalents or short-term investments in the balance sheets. Available-for-sale marketable securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $37.1 million and $90.8 million as of December 31, 2022 and 2021, respectively.

Available-for-sale marketable securities with original maturities of more than three months from the date of purchase as of December 31, 2022 have been classified as short-term investments and are measured at a fair value on a recurring basis, and were as follows (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Money market funds	1 or less	$25,108	$—	$—	$25,108
U.S. Treasury debt securities	1 or less	1,996	—	—	1,996
U.S. Government Agency	1 or less	1,991	—	—	1,991
Total cash and cash equivalents		$29,095	$—	$—	$29,095
Short term investments:
U.S. Treasury debt securities	1 or less	$21,681	$7	$—	$21,688
Commercial Paper	1 or less	2,936	—	—	2,936
U.S. Government Agency	1 or less	1,956	2	—	1,958
Total short-term investments		$26,573	$9	$—	$26,582

Total marketable securities		$55,668	$9	$—	$55,677

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2022. All the Company’s available-for-sale marketable securities mature within one year.

The Company obtains the fair value of its available-for-sale marketable securities from a professional pricing service. The fair values of available-for-sale marketable securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank. The service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service or mathematical calculations. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, credit spreads, current market and contractual prices for the underlying instruments or debt, as well as other relevant economic measures.

4.
Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $0.2 million for the years ended December 31, 2022 and 2021. From May 2019 through April 30, 2022, the Company leased office space in San Diego, California. On April 18, 2022, the Company entered into a sublease agreement for office space in San Diego, California which expires on July 31, 2023 (the “San Diego Lease”). Base rent under the San Diego Lease is approximately $157,000 annually and the monthly rent expense is being recognized on a straight-line basis over the lease term.

The San Diego Lease is included in the accompanying consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of December 31, 2022, the Company has recognized a net operating lease right-of-use asset and a lease liability of $87,000 that matures in July 2023, which has a weighted average remaining lease term of 0.6 years.

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018. As of December 31, 2022 and 2021, the Company had none and $0.4 million in amounts receivable from SPH USA related to statements of work. SPH USA is the Company’s largest stockholder and an affiliate of one of the Company’s directors.

5.
License, Collaboration, Grants, Research Subaward Agreement and CVR Agreements

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The amount recorded as research and development expense for the years ended December 31, 2022 and 2021 was $0.5 million and $0.1 million, respectively.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended in March and May 2019 and February 2021, the Company entered into a license agreement (as amended and restated, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $20.1 million to $24.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (i) $25,000 in license maintenance fees as research and development expense for each of the years ended December 31, 2022 and 2021, and (ii) approximately $0.1 million and $0.3 million in patent costs as general and administrative expense for the years ended December 31, 2022 and 2021, respectively.

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

In July 2016, and as modified by the amended and restated Regents License Agreement in August 2018, the Company entered into a research agreement with the Regents for research on a ROR1 therapeutic development program. Under this five-year agreement that expired in 2021, the Regents was paid an aggregate of $3.6 million, including $0.3 million for the year ended December 31, 2021. Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on a ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will receive payments aggregating $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024. The Company recorded $0.5 million in research and development expense under this agreement in the year ended December 31, 2022.

University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022 and August 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader technologies owned or controlled by UTRF, including all improvements thereto, which is now known as the dual action androgen receptor inhibitor, or DAARI program. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expenses under this agreement of $0.3 million and $0.1 million for each of the years ended December 31, 2022 and 2021, respectively.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including chronic lymphocytic leukemia (“CLL”) and mantle cell lymphoma (“MCL”). This is known as Study CIRM-0001. The Company: (i) is conducting this study in collaboration with UC San Diego, (ii) received $14.5 million in development milestones under research subaward agreements throughout the award project period from October 1, 2017 to March 31, 2022, (iii) was committed to certain co-funding requirements, (iv) received subaward payments of $0.7 million and $2.2 million in the years ended December 31, 2022 and 2021, respectively, and (v) was required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. For the years ended December 31, 2022 and 2021, the Company’s grant revenue was $0.4 million and $4.2 million, respectively. Related qualifying subaward costs for the years ended December 31, 2022 and 2021 were $0.5 million and $8.8 million, respectively.

In October 2017, CIRM awarded a $5.8 million grant to the researchers at the University of California San Diego School of Medicine (“UC San Diego”) to develop a novel anti-cancer stem cell targeted therapy for patients with advanced solid and hematological malignancies. In connection with such CIRM award, the Company agreed to provide up to $1.0 million in contingency funds if required during the grant period. The Company recorded no research and development expense, and no contingency funds have been provided under such CIRM award for the years ended December 31, 2022 and 2021. The grant expired in 2021 and the Company believes there are no obligations as of December 31, 2022.

The National Institutes of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support preclinical activities for the Company’s ONCT-216 and ONCT-534 programs, including $0.7 million payable to subawardees. Under the terms of the grant awards, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the year ended December 31, 2022, the Company received $1.2 million in award payments from the NIH. During the years ended December 31, 2022 and 2021, the Company recorded $1.1 million and $0.1 million, respectively, in grant revenue and had $0.1 million in unbilled receivables as of December 31, 2022 and 2021, which has been included in prepaid and other assets.

Clinical Trial and Supply Agreement

In April 2018, and as amended in August 2019, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the Study CIRM-0001. Effective in June 2022, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, to supply ibrutinib for the Company’s global Study ZILO-301. Such agreements do not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country/region-by-country/region or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for the years ended December 31, 2022 and 2021. See Note 4.

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

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of December 31, 2022, no transactions or net sales relating to the DAARI technology had occurred.

6.
Fair Value

The accounting guidance defines fair value, establishes a consistency framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. Fair value is defined as an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance establishes a three-tier fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These tiers are based on the source of the inputs and are as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2022, the following fair value hierarchy table presents the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Cash and cash equivalents:
Money market funds	$25,108	$25,108	$—	$—
U.S. Treasury debt securities	1,996	1,996	—	—
U.S. Government Agency	1,991	—	1,991	—
Total cash and cash equivalents	$29,095	$27,104	$1,991	$—
Short term investments:
U.S. Treasury debt securities	$21,688	$21,688	$—	$—
Commercial Paper	2,936	—	2,936	—
U.S. Government Agency	1,958	—	1,958	—
Total short-term investments	$26,582	$21,688	$4,894	$—

Total assets measured at fair value	$55,677	$48,792	$6,885	$—

The Company had no current financial assets or liabilities measured at fair value during the year ended December 31, 2021. The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2022 and 2021.

7.
Stockholders’ Equity

Amended and Restated Articles of Incorporation

On May 25, 2021, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock, each with a par value of $0.001 per share.

ATM Program

In December 2021, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, pursuant to which the Company is able to offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the years ended December 31, 2022 and 2021, the Company sold 8,031,355 and zero shares of common stock for net proceeds of $9.6 million and zero, respectively.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term
Balance Outstanding - December 31, 2020	5,031,841	$9.25	4.40
Exercised	(796,931)	2.56	—
Balance Outstanding - December 31, 2021	4,234,910	10.50	3.31
Expired	(824,268)	38.64	—
Balance Outstanding - December 31, 2022	3,410,642	$3.70	2.94

As of December 31, 2022 and 2021, all warrants met the criteria for classification in stockholders’ equity.

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

In February 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of non-statutory stock options to certain new hires who satisfy the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of the 2019 Plan. As amended in May 2021 and December 2021, the Company has reserved 2,800,000 shares for the issuance of common stock under the Inducement Plan.

A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,444,744	$5.28
Granted	2,790,518	$1.62
Cancelled	(719,566)	$4.26
Outstanding at December 31, 2022	8,515,696	$4.16	8.1	$101,611
Options vested and expected to vest at December 31, 2022	8,515,696	$4.16	8.1	$101,611
Vested and exercisable at December 31, 2022	3,437,688	$4.88	7.1	$82,077

The weighted average grant date fair value per share of option grants for the years ended December 31, 2022 and 2021 was $1.29 and $4.35 per share, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at December 31, 2022 of the option exercise and the exercise price of that stock option. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was zero and $0.4 million.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. The Company began issuing RSUs in the first quarter of 2022. The RSUs generally vest over an 18 month to two-year period. RSUs activity under the 2019 Plan is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	—
Granted	1,056,507		$1.65
Vested	(6,494)		$2.43
Forfeited/ Repurchased	(40,930)		$1.79
Nonvested at December 31, 2022	1,009,083	0.6	$1.64
Units expected to vest as of December 31, 2022	1,009,083	0.6	$1.64

The total fair value of shares vested during the year ended December 31, 2022 was nominal.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years Ended December 31,
	2022	2021
Risk-free interest rate	2.2%	0.9%
Expected volatility	100.5%	92.8%
Expected term (in years)	6.1	6.2
Expected dividend yield	—%	—%

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

RSUs represent rights to receive shares of common stock contingent upon satisfaction of specific vesting conditions. The stock-based compensation expense for these awards was determined using the closing price on the grant date applied to the total number of shares that were anticipated to fully vest.

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$4,055	$3,136
General and administrative	3,376	2,739
	$7,431	$5,875

As of December 31, 2022, the unrecognized compensation cost related to non-vested stock options was $12.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

As of December 31, 2022, the unrecognized compensation cost related to non-vested restricted stock units was $1.0 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2022	2021
Common stock warrants	3,411	4,235
Common stock options outstanding	8,516	6,445
Restricted stock unit awards unvested and outstanding	1,009	—
Common stock available for issuance under Inducement Plan and 2019 Plan	1,230	1,842
	14,166	12,522

8.
COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for the Company’s preclinical and manufacturing activities, planned regulatory submissions and clinical trials, including the Company’s global Phase 3 Study ZILO-301. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s consolidated financial position, results of operations and cash flows.

9.
Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Federal income taxes	$(9,276)	$(6,579)
State income taxes, net of federal benefit	(2,820)	(2,013)
Permanent items	3	4
Stock based compensation	831	512
Research and development credit carryforwards	(4,747)	(1,099)
Other, net	(48)	(131)
Change in valuation allowance	16,057	9,306
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$27,889	$21,254
Research and development credit carryforwards	7,804	3,051
Accrued expenses	860	484
Capitalized research and development costs	19,153	15,847
Stock based compensation	2,188	1,206
Other, net	29	24
Total deferred tax assets	57,923	41,866
Valuation allowance	(57,899)	(41,845)
	24	21
Deferred tax liabilities:
Right of use asset	(24)	(21)
Total deferred tax liabilities	(24)	(21)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2022. Accordingly, a valuation allowance of $58.0 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $16.1 million and $9.3 million for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had federal and state net operating loss (NOL) carryforwards of approximately $99.1 million and $101.6 million, respectively. Of the federal and state net operating losses at December 31, 2022, $72.8 million and $0.2 million, respectively, do not expire, and the remaining federal and state net operating loss carryforwards will begin expiring in 2033 and 2029, respectively, unless previously utilized. At December 31, 2022, the Company also had federal and state research and development credit carryforwards of approximately $2.9 million and $2.2 million, respectively. The federal research and development credit carryforwards will begin expiring in 2034 unless previously utilized. The state research and development credits do not expire.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2022 and 2021, there were no unrecognized tax benefits recorded in the consolidated financial statements. The Company does not expect any material changes to unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s 2014 through 2022 federal income tax and state income tax returns are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is not currently under examination by any tax authority.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report. Based on the evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

1. Financial Statements

The consolidated financial statements of Oncternal Therapeutics, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2022:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date
2.1^	Agreement and Plan of Merger and Reorganization (“Merger Agreement”) dated March 6, 2019, among the Registrant, Oncternal Therapeutics, Inc. (N/K/A Oncternal Oncology, Inc.) (“Private Oncternal”) and Grizzly Merger Sub, Inc. (“Merger Sub”)	8-K	000-50549	2.1	7-Mar-19

2.1.1	Amendment No. 1 to Merger Agreement dated April 30, 2019, among the Registrant, Private Oncternal and Merger Sub	8-K	000-50549	2.1	30-Apr-19

3.1	Restated Certificate of Incorporation of the Registrant dated February 6, 2004 (“Restated Certificate”)	S-3	333-127175	4.1	4-Aug-05

3.1.1	Certificate of Amendment of Restated Certificate dated May 6, 2011	8-K	000-50549	3.2	6-May-11

3.1.2	Certificate of Amendment of Restated Certificate dated May 6, 2014	8-K	000-50549	3.3	9-May-14

3.1.3	Certificate of Amendment of Restated Certificate dated May 6, 2015	10-Q	000-50549	3.4	11-May-15

3.1.4	Certificate of Amendment of Restated Certificate dated December 5, 2016	8-K	000-50549	3.1	5-Dec-16

3.1.5	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	10-Jun-19

3.1.6	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Name Change of the Registrant	8-K	000-50549	3.2	10-Jun-19

3.1.7	Certificate of Amendment of Restated Certificate dated May 25, 2021	8-K	000-50549	3.1	28-May-21

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	9-Aug-19

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.3	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.4	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.5	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement	8-K	000-50549	4.2	21-Jul-20

4.6	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainwright”)	8-K	000-50549	4.1	31-Aug-20

4.7	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.8	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

4.9	Description of Securities of the Registrant	10-K	000-50549	4.11	10-Mar-22

10.1	Contingent Value Rights Agreement (“CVR Agreement”) dated June 7, 2019, between the Registrant, Marc S. Hanover, as the Holders’ Representative (“Holders’ Representative”), and Computershare Investor Services, as Rights Agent (“Rights Agent”)	8-K	000-50549	10.1	10-Jun-19

10.1.1	First Amendment to CVR Agreement dated November 1, 2021, between the Registrant, Holders’ Representative, and Rights Agent	10-Q	000-50549	10.1	4-Nov-21

10.2†	Exclusive License Agreement between Georgetown University and the Registrant dated March 26, 2014 (the “Georgetown License Agreement”)	S-4	333-230758	10.47	8-Apr-19

10.2.1	Amendment to the Georgetown License Agreement dated March 17, 2016	S-4	333-230758	10.48	8-Apr-19

10.3†	License Agreement between Oncternal Therapeutics, Inc. and Velos Biopharma Holdings, LLC dated February 6, 2018	S-4	333-230758	10.54	8-Apr-19

10.4†	Amended and Restated License Agreement between Oncternal Therapeutics, Inc. and UC San Diego dated August 31, 2018 (the “UCSD License Agreement”)	S-4	333-230758	10.55	8-Apr-19

10.4.1†	Amendment #1 to the UCSD License Agreement Amended dated March 25, 2019	S-4	333-230758	10.56	8-Apr-19

10.4.2†	Amendment #2 to the UCSD License Agreement dated May 15, 2019	10-K	000-50549	10.13	16-Mar-20

10.4.3†	Amendment #3 to the UCSD License Agreement dated February 5, 2021	10-K	000-50549	10.14	11-Mar-21

10.5†	Amended and Restated License Agreement between the University of Tennessee Research Foundation and the Registrant dated March 9, 2022 (the “UTRF License Agreement”)	10-Q	000-50549	10.1	3-Nov-22

10.5.1†	First Amendment to the UTRF License Agreement	10-Q	005-50549	10.1	3-Nov-22

10.6#	Employment Agreement dated September 5, 2019 between the Registrant and Gunnar F. Kaufmann, Ph.D.	10-Q	000-50549	10.2	8-Nov-19

10.7#	Employment Agreement dated September 12, 2019 between the Registrant and James B. Breitmeyer, M.D.	10-Q	000-50549	10.4	8-Nov-19

10.8#	Employment Agreement dated September 5, 2019 between the Registrant and Richard G. Vincent	10-Q	000-50549	10.5	8-Nov-19

10.9#	Amended and Restated Employment Agreement dated January 6, 2021 between the Registrant and Raj Krishnan, Ph.D.	10-Q	000-50549	10.1	5-Aug-21

10.10#	Employment Agreement dated April 12, 2021 between the Registrant and Chase Leavitt	10-Q	000-50549	10.2	5-Aug-21

10.11#	Employment Agreement dated May 17, 2021 between the Registrant and Salim Yazji, M.D.	10-Q	000-50549	10.3	5-Aug-21

10.12*#	Annual Incentive Plan of the Registrant

10.13#	Form of Indemnification Agreement	10-K	000-50549	10.31	16-Mar-20

10.14#	Non-Employee Director Compensation Program of Registrant	10-Q	000-50549	10.2	6-May-21

10.15#	2015 Equity Incentive Plan of Private Oncternal, as amended (the “2015 Plan”)	S-4	333-230758	10.57	8-Apr-19

10.15.1#	Form of Stock Option Agreement under the 2015 Plan	S-4	333-230758	10.58	8-Apr-19

10.15.2#	Form of Early Exercise Stock Option Agreement under the 2015 Plan	S-4	333-230758	10.59	8-Apr-19

10.16#	2019 Incentive Award Plan of the Registrant effective June 7, 2019 (the “2019 Plan”)	10-K	000-50549	10.18	10-Mar-22

10.16.1#	Form of Stock Option Agreement under the 2019 Plan	10-K	000-50549	10.18.1	10-Mar-22

10.16.2#	Form of Restricted Stock Unit under the 2019 Plan	10-K	000-50549	10.18.2	10-Mar-22

10.17#	2021 Employment Inducement Incentive Award Plan of the Registrant (the “Inducement Plan”)	8-K	000-50549	10.1	17-Feb-21

10.17.1#	Form of Stock Option under the Inducement Plan	10-K	000-50549	10.19.1	10-Mar-22

10.17.2#	Amendment No. 1 to the Inducement Plan dated May 28, 2021	8-K	000-50549	10.1	25-May-21

10.17.3#	Amendment No. 2 to the Inducement Plan dated December 15, 2021	10-K	000-50549	10.19.3	10-Mar-22

21.1	Subsidiaries	10-K	000-50549	21.1	16-Mar-20

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see Signature Page)

31.1*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Oncternal Therapeutics, Inc.

Date: March 9, 2023	By:	/s/ James B. Breitmeyer
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

Signature	Title	Date

/s/ James B. Breitmeyer	President, Chief Executive Officer and Member of the Board of Directors	March 9, 2023
James B. Breitmeyer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Richard G. Vincent	Chief Financial Officer	March 9, 2023
Richard G. Vincent	(Principal Financial Officer)

/s/ David F. Hale	Chairman of the Board of Directors	March 9, 2023
David F. Hale

/s/ Michael G. Carter	Director	March 9, 2023
Michael G. Carter, M.B., ChB, FRCP

/s/ Jill DeSimone	Director	March 9, 2023
Jill DeSimone

/s/ Daniel L. Kisner	Director	March 9, 2023
Daniel L. Kisner

/s/ William R. LaRue	Director	March 9, 2023
William R. LaRue

/s/ Rosemary Mazanet	Director	March 9, 2023
Rosemary Mazanet, M.D., Ph.D.

/s/ Xin Nakanishi	Director	March 9, 2023
Xin Nakanishi, Ph.D.

/s/ Robert Wills	Director	March 9, 2023
Robert Wills, Ph.D.

/s/ Charles P. Theuer	Director	March 9, 2023
Charles P. Theuer, M.D., Ph.D.