Form 10-K/A
period 2022-12-31
Oncternal Therapeutics, Inc.
filed 2023-04-28
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, LLP	San Diego, California	243

The number of outstanding shares of the registrant’s common stock as of March 3, 2023 was 58,711,451.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10- for the fiscal year ended December 31, 2022 of Oncternal Therapeutics, Inc. (the “Original Filing”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022 (the “Original Filing Date”). This Amendment is being filed to amend: (i) Part III of the Original Filing to include the informatiKon required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2022; and (ii) Part IV of the Original Filing to add new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act.

Because no financial statements of the registrant have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing. In addition, this Amendment does not reflect events that may have occurred after the Original Filing Date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure, and certain biographical information of each of the members of our Board of Directors (our “Board”) as of April 27, 2023.

	Class	Age	Position	Director Since
Daniel L. Kisner, M.D.	I	76	Director	2019
William R. LaRue	I	72	Director	2019
Charles P. Theuer	I	59	Director	2019
Rosemary Mazanet, M.D., Ph.D.	I	66	Director	2021
Jill DeSimone	II	67	Director	2023
Xin Nakanishi, Ph.D.	II	61	Director	2019
Robert J. Wills, Ph.D.	II	69	Director	2019
James B. Breitmeyer, M.D., Ph.D.	III	69	Director, President and Chief Executive Officer	2019
Michael G. Carter, M.B., Ch.B., F.R.C.P.	III	85	Director	2006
David F. Hale	III	74	Chairman of Board of Directors	2019

Class I Directors

Daniel L. Kisner, M.D. has served as a member of our board of directors since the completion of the Merger in June 2019. Dr. Kisner currently serves as an independent consultant in the life science industry. He was a partner at Aberdare Ventures from 2003 to 2011. Dr. Kisner served as Chairman of the board of directors of Caliper Life Sciences from 2002 to 2008, and as President and CEO of its predecessor company, Caliper Technologies, from 1999 to 2002. He held positions of increasing responsibility at Isis Pharmaceuticals, Inc., from 1991 to 1999, most recently as President and COO. Dr. Kisner previously served in pharmaceutical research and development executive positions at Abbott Laboratories from 1988 to 1991 and at SmithKline Beckman Laboratories from 1985 to 1988. He held a tenured faculty position in the Division of Medical Oncology at the University of Texas, San Antonio School of Medicine until 1985 after a five-year advancement through the Cancer Treatment Evaluation Program of the National Cancer Institute. Dr. Kisner is board certified in internal medicine and medical oncology. Dr. Kisner holds a B.A. from Rutgers University and an M.D. from Georgetown University. Dr. Kisner currently serves as a director at Histogen Inc. (formerly Conatus Pharmaceuticals, Inc.), Zynerba Pharmaceuticals, Inc. and Dynavax Technologies Corporation, and has extensive prior private and public company board experience, including serving as Chairman of the board of directors at Tekmira Pharmaceuticals. Dr. Kisner’s extensive leadership experience in the biotechnology and biopharmaceutical industries and as a venture capital investor contributed to our board of directors’ conclusion that he should serve as a director.

William R. LaRue has served as a member of our board of directors since the completion of the Merger in June 2019, and as a member of the board of directors of Private Oncternal since December 2017. Mr. LaRue currently serves as an independent board member for multiple public and private companies in the life science industry. He served as Senior Vice President and Chief Financial Officer at Cadence Pharmaceuticals, Inc., a biopharmaceutical company, starting in June 2006, and expanded his role to serve as Assistant Secretary at Cadence in April 2007, serving in both capacities until the company’s acquisition by Mallinckrodt plc in March 2014. At Cadence, Mr. LaRue was a member of the Executive Committee with direct responsibility for the company’s financial leadership including corporate financing, investor relations, financial planning and reporting, SEC reporting, accounting, treasury, risk management, tax and information technology. During his tenure, Cadence raised over $375 million in public and private equity and senior debt, including an IPO in October 2006 as the company transitioned from a development stage to a commercial stage company. Prior to joining Cadence, Mr. LaRue served as the Senior Vice President and Chief Financial Officer of CancerVax Corporation, a biotechnology company, from 2001 until its merger with Micromet, Inc. in May 2006. Mr. LaRue currently serves as a member of the board of directors and chairperson of the Audit Committee of TRACON Pharmaceuticals, Inc., a clinical stage biotechnology company. He previously served on the boards of directors of Alastin Skincare, Inc., Applied Proteomics, Inc., Conatus Pharmaceuticals, Inc., Neurelis Inc., and Cadence Pharmaceuticals, Inc. Mr. LaRue received a B.S. in business administration and an M.B.A. from the University of Southern California. Mr. LaRue’s extensive financial experience and leadership in both private and public companies contributed to our board of directors’ conclusion that he should serve as a director.

Rosemary Mazanet, M.D., Ph.D. has served as a member of our board of directors since January 2021. Dr. Mazanet has served since June 2015 as the Chair of the Scientific Advisory Board and since September 2017 as Chief Science Officer for Columbia Care, Inc. She serves as Clinical Advisor to many companies and funds through her consultancy business, R Mazanet LLC, which she has managed as President since May 2004. Dr. Mazanet also has experience in public equity markets as the Managing Partner at Apelles Investment, LLC from 2007 to 2014, and as the Head of Research at Oracle Partners LP from 1998 to 2004. Prior to her public equity work, Dr. Mazanet worked at Amgen, Inc., where she led Clinical Development teams that conducted successful development programs leading to product approvals. Dr. Mazanet served as a director of GTx, Inc. from January 2002 to June 2010, prior to the Merger in June 2019. Dr. Mazanet served as a Trustee at the University of Pennsylvania Health System from July 2002 until October 2021 and Emeritus Trustee since October 2021. She has also served as the Chair, Executive Advisory Board for the Wharton Leonard Davis Institute since December 2020. Dr. Mazanet holds a B.A. in biology from the University of Virginia, and an M.D. and Ph.D. from the University of Pennsylvania. Dr. Mazanet trained as an internist and oncologist in the Harvard Hospitals. Dr. Mazanat’s extensive experience in the life science and pharmaceutical industries contributed to our board of directors’ conclusion that she should serve as a director.

Charles P. Theuer, M.D., Ph.D. has served as a member of our board of directors since the completion of the Merger in June 2019, and as a member of the board of directors of Private Oncternal since March 2018. He has been President, Chief Executive Officer and a member of the board of TRACON Pharmaceuticals, Inc. since July 2006. From 2004 to 2006, Dr. Theuer was the Chief Medical Officer at TargeGen, Inc., a biotechnology company. Prior to joining TargeGen, Inc., Dr. Theuer was Director of Clinical Oncology at Pfizer, Inc., a pharmaceutical corporation, from 2003 to 2004. Dr. Theuer has also held senior positions at IDEC Pharmaceuticals Corp. from 2002 to 2003 and at the National Cancer Institute from 1991 to 1993. In addition, he has held academic positions at the University of California, Irvine, where he was Assistant Professor in the Division of Surgical Oncology and Department of Medicine. Dr. Theuer currently serves as a director at 4D Molecular Therapeutics, a position he has held since January 2016. Dr. Theuer received a B.S. from the Massachusetts Institute of Technology, an M.D. from the University of California, San Francisco, and a Ph.D. from the University of California, Irvine. He completed a general surgery residency program at Harbor-UCLA Medical Center and was board certified in general surgery in 1997. Dr. Theuer’s extensive clinical development experience and service as a director or officer of healthcare companies contributed to our board of directors’ conclusion that he should serve as a director.

Class II Directors

Jill DeSimone has served as a member of our board of directors since January 2023. Ms. DeSimone served as president of U.S. Oncology at Merck & Co., Inc. from 2014 to April 2022. She also served as interim president of U.S. Pharma to help navigate the business through the COVID-19 pandemic. Prior to joining Merck, she served as senior vice president of Global Women’s Health at Teva Pharmaceutical Industries Ltd from 2012 to 2014. Prior to her time at Teva, Ms. DeSimone served in several roles of increasing responsibility at Bristol Myers Squibb from 1980 to 2012, including senior vice president of U.S. Commercial from 2010 to 2012 and senior vice president of U.S. Virology/HIV from 2006 to 2010. Ms. DeSimone currently serves as a director of Praxis Precision Medicines, Inc., Kinnate Biopharma Inc. and Affini-T Therapeutics, Inc. Ms. DeSimone also serves as a board member for the Florida Cancer Specialists Foundation, a nonprofit organization that helps individuals with their essential living expenses while they undergo treatment for cancer. Ms. DeSimone received a B.S. in pharmacy from Northeastern University and completed a fellowship with the Wharton School of the University of Pennsylvania.

Xin Nakanishi, Ph.D. has served as a member of our board of directors since the completion of the Merger in June 2019, and as a member of the board of directors of Private Oncternal since November 2018. She has served as the Chief Executive Officer of Shanghai Pharma Biotherapeutics USA Inc. (“SPHbio”), a subsidiary of Shanghai Pharmaceuticals Holding Co. Ltd. (“SPH”), since July 2018 and as a member of the board of directors of SPHbio since March 2021. Dr. Nakanishi also serves as a director of Lionel Therapeutics, Inc. since August 2022. Dr. Nakanishi previously served as a venture partner at Yuansheng BioVenture from 2017-2018, and was CEO and founder of Sunvita Therapeutics, LLC from 2009-2018, a company that provided cross border business development for various U.S. and Chinese biopharmaceutical companies. She was also the Director of Biology at Phenomix Inc., a senior scientist at Pfizer, and a group leader at Immusol Inc. Dr. Nakanishi holds a B.A. in Virology from Wuhan University and a Ph.D. in Biochemistry from the University of Kansas. Dr. Nakanishi’s extensive experience in the life science and pharmaceutical industries contributed to our board of directors’ conclusion that she should serve as a director.

Robert J. Wills, Ph.D. joined our board as the Executive Chairman in March 2015, and has served as a member of our board since the completion of the Merger in June 2019. Dr. Wills has over three decades of experience as a leader in the pharmaceutical and biotechnology industry. Dr. Wills also serves as Chairman of the Board of CymaBay Therapeutics, as Chairman of the Board at Milestone Pharmaceuticals, Inc., as board member at Parion Sciences, Inc., as board member at Go Therapeutics and as a board member of Feldan Therapeutics. Prior to these roles, Dr. Wills spent over 25 years at Johnson & Johnson. Most recently he was Vice President, Alliance Management, Janssen Pharmaceutical Companies of Johnson & Johnson. He also served as Senior Vice President Global Development, where he was responsible for the R&D pipeline and a member of the R&D Board of Directors. In addition, he served on several of the commercial Operating Company Boards and key pharmaceutical group decision-making committees. Dr. Wills began his career at Hoffmann-LaRoche where he spent 10 years in several roles of scientific responsibility. He holds a BS in Biochemistry and an MS in Pharmaceutics from the University of Wisconsin and a PhD in Pharmaceutics from the University of Texas. Dr. Wills’ extensive experience in the life science and pharmaceutical industries and experience as our executive prior to the Merger contributed to our board of directors’ conclusion that he should serve as a director.

Class III Directors

James B. Breitmeyer, M.D., Ph.D. has served as a member of our board of directors and as our President and Chief Executive Officer since the completion of the Merger in June 2019. Dr. Breitmeyer served as a member of the board of directors of Private Oncternal and as President and Chief Executive Officer of Private Oncternal since September 2015. Dr. Breitmeyer is a veteran biotech executive with experience successfully starting and growing biotechnology organizations. He has been responsible for both the development and implementation of both operational and drug development strategies, as well as supervising and managing both large organizations and emerging biotechnology companies. Dr. Breitmeyer served as President of Bavarian Nordic, Inc. and Executive Vice President of Bavarian Nordic A/S, a multinational corporation headquartered in Denmark, from February 2013 to July 2015 where he oversaw business operations and development strategy both for Bavarian Nordic, Inc. and Bavarian Nordic A/S. He served as a director of Zogenix, Inc., then a public pharmaceutical company, from March 2014 until it was acquired by UCB S.A. in March 2022 and was acting Chief Medical Officer of Zogenix from August 2012 to February 2013 where he was responsible for clinical development and regulatory strategy. He previously served as the Executive Vice President of Development and Chief Medical Officer of Cadence Pharmaceuticals Inc., a public pharmaceutical company, from August 2006 to August 2012, and the Chief Medical Officer of Applied Molecular Evolution Inc., a wholly owned subsidiary of Eli Lilly and Co., a global pharmaceutical company, from December 2001 to August 2006. Dr. Breitmeyer was also the founder, President and Chief Executive Officer of the Harvard Clinical Research Institute, and Chief Medical Officer and Head of Research & Development for North America at Serono Laboratories Inc., an international biopharmaceutical company. Dr. Breitmeyer served as a founding collaborator and scientific advisor to Immunogen Inc., a biotechnology company, and held clinical and teaching positions at the Dana Farber Cancer Institute and Harvard Medical School. Dr. Breitmeyer earned his B.A. in Chemistry from the University of California, Santa Cruz and his M.D. and Ph.D. from Washington University School of Medicine and is Board Certified in Internal Medicine and Oncology. He holds an active California medical license. Our board of directors believes that Dr. Breitmeyer’s perspective and experience as Oncternal’s President and CEO, as well as his depth of operating and senior management experience in the pharmaceutical industry in both private and public organizations and educational background, provide him with the qualifications and abilities to serve as a director.

Michael G. Carter, M.B., Ch.B., F.R.C.P. was appointed as a member of our board of directors in May 2006. Previously, Dr. Carter was a non-executive director of Santarus, Inc. from 2004 to 2013, served as a non-executive director of Micromet AG from 2001 to 2005 and of MICROMET, Inc. from 2006 to March 2012, and served as a non-executive director of Fulcrum Pharma, PLC from 2005 to 2010. Dr. Carter was a member of the advisory board of Paul Capital Royalty Fund from 2005 to 2008, and was a venture partner with SV Life Sciences Advisors, LLP from 1998 to 2016. He has served as a member of the strategic advisory board of Healthcare Royalty Partners (HCRP) since September 2009 and a member of the HCRP Investment Committee since 2015. Dr. Carter was the non-executive chairman of Metris Therapeutics, Ltd., a biotechnology firm specializing in women's healthcare from 1999 to 2008. He was also a non-executive director of ONCOETHIX from June 2013 until its sale to Merck & Co., in December 2014. Dr. Carter served on the pharmaceutical board of I.C.I. Zeneca Pharmaceuticals, a predecessor company of AstraZeneca, and held various positions with I.C.I. Zeneca from 1984 to 1998, including International Medical Director and International Marketing Director. From 1985 to 1995, Dr. Carter served as a member of the U.K. Government's Medicines Commission. Dr. Carter is an Elected Fellow of the Royal Pharmaceutical Society, Faculty of Pharmaceutical Medicine, and of the Royal College of Physicians of Edinburgh. Dr. Carter holds a degree in pharmacy from London University (U.K.) and a medical degree from Sheffield University Medical School (U.K.). Our board of directors believes that Dr. Carter’s specific expertise in the development and commercialization of pharmaceutical products by both large pharmaceutical companies and small specialty biotech companies provide him with the qualifications and expertise to serve as a director.

David F. Hale has served on our board of directors since the completion of the Merger in June 2019. He was a co-founder and served as a member of the board of directors of Private Oncternal since 2013, and Chairman of the Board of Private Oncternal from December 2018 until the Merger. Since May 2006, Mr. Hale has served as Chairman & CEO of Hale Biopharma Ventures, LLC. He is a serial entrepreneur who has been involved in the formation and development of numerous life sciences companies. He was previously President and CEO of CancerVax Corporation, a cancer therapeutic company from October 2000 through May 2006 when CancerVax merged with Micromet, Inc. He became Chairman of Micromet, Inc. until the sale of the company to Amgen Inc. in 2012. After joining Hybritech, Inc., in 1982, he was President & Chief Operating Officer and became CEO in 1986, when Hybritech was acquired by Eli Lilly and Co. From 1987 to 1997 he was Chairman, President and CEO of Gensia, Inc. He was a co-founder and Chairman of Viagene, Inc. from 1987 to 1995. He was President and CEO of Women First HealthCare, Inc. from January 1998 to June 2000. Prior to joining Hybritech in 1982, Mr. Hale was Vice President and General Manager of BBL Microbiology Systems, a division of Becton, Dickinson & Co. and from 1971 to 1980, held various marketing and sales management positions with Ortho Pharmaceutical Corporation, a division of Johnson & Johnson, Inc. Mr. Hale previously served as Chairman of a number of companies, including Santarus, Inc., Somaxon, Inc., SkinMedica, Inc., CRISIMed, Inc., Agility Clinical, Inc., Zerigo Health, Inc., Neurana, Inc., and Conatus Pharmaceuticals Inc. He is a Co-founder and currently serves as a Director of Neurelis, Inc and Dermata, Inc. Mr. Hale also is a co-founder and serves on the board of directors of BIOCOM and Connect, is a former member of the board of The Biotechnology Industry Organization or BIO, and the San Diego Economic Development Corporation. Mr. Hale also serves as a board trustee of Rady Children’s Hospital of San Diego, and Chairman of the board of Rady Children’s Institute of Genomics Medicine and serves as a member of the board of the University of San Diego. Mr. Hale holds a B.A. in Biology and Chemistry from Jacksonville State University. Our board of directors believes Mr. Hale is qualified to serve as our chairman because of his extensive knowledge of Oncternal’s business and history, experience as a board member of multiple publicly traded and privately held companies, and expertise in developing, financing and providing strong executive leadership to numerous biopharmaceutical companies.

Executive Officers

Set forth below are the names, ages, offices held, tenure and certain biographical information of each of our executive officers as of April 27, 2023.

Name	Age	Position(s)
James B. Breitmeyer, M.D., Ph.D.	69	Chief Executive Officer, President and Director
Salim Yazji, M.D.	54	Chief Medical Officer
Gunnar F. Kaufmann, Ph.D.	47	Chief Scientific Officer
Richard G. Vincent	60	Chief Financial Officer and Treasurer
Chase C. Leavitt	41	General Counsel and Secretary
Rajesh Krishnan	50	Chief Technology Officer

The biography of James B. Breitmeyer, M.D., Ph.D. can be found above under the heading, “Class III Directors.”

Salim Yazji, M.D. has served as our Chief Medical Officer since May 2021. Dr. Yazji founded Elpida Therapeutics in January 2019 and co-founded Ajuta Therapeutics in October 2019, where he served as Chief Executive Officer until February 2021. He has also served on the Board of Directors of Versatope Therapeutics since April 2019. From March 2018 to January 2019, he served as Chief Medical Officer of PMV Pharma, and from November 2016 to February 2018, he served as Executive Vice President and Chief Medical Officer of Calimmune, which was acquired by CSL Behring in August 2017. Prior to that, Dr. Yazji served as Vice President & Global Head of Oncology at Baxter International from 2013 to 2015 and its spinoff Baxalta from 2015 until it was acquired by Shire Plc in July 2016. From 2009 to 2013, he held global positions of increasing responsibility within Novartis where he led multiple oncology registrational clinical trials, most recently as Senior Global Clinical Leader. Prior to 2009, he held positions with Exelixis, PDL BioPharma, and Johnson & Johnson. Dr. Yazji obtained his MD from the Pavlov School of Medicine, University of St. Petersburg, St. Petersburg, Russia, and completed his post-graduate training at the University of Texas M.D. Anderson Cancer Center, Park Plaza Hospital, Houston and the Almozov Hospital, St. Petersburg, Russia.

Gunnar F. Kaufmann, Ph.D. has served as our Chief Scientific Officer since September 2019. Dr. Kaufmann has extensive experience in discovery and preclinical development of both biotherapeutics and small molecule drug product candidates and is responsible for progressing our preclinical product development programs and exploring opportunities to expand our product development pipeline. Prior to joining us, Dr. Kaufmann served as Senior Vice President, Immunotherapy, Head of Research and Global Partnerships at Sorrento Therapeutics, Inc. from October 2014 to September 2019. Dr. Kaufmann was previously a faculty member at The Scripps Research Institute and still serves as Adjunct Assistant Professor in the Departments of Chemistry and Immunology and Microbial Science. Dr. Kaufmann holds a B.S. in human biology from Phillips University Marburg, an M.S. in human biology from Ernst-Moritz-Arndt University Greifswald, and a Ph.D. from The Scripps Research Institute’s Biology Program.

Richard G. Vincent has served as our Chief Financial Officer and Treasurer since the completion of the Merger in June 2019, and previously served as Private Oncternal’s Chief Financial Officer, Treasurer and Secretary since April 2017. From 2012 to August 2019, Mr. Vincent worked as an independent Chief Financial Officer, and he served as Chief Financial Officer and Secretary of Sorrento Therapeutics from January 2011 through February 2015. From 2008 to January 2011, Mr. Vincent served as an independent Chief Financial Officer to several pharmaceutical, biotech and medical device companies, including Avalyn Pharma (co-founder), Meritage Pharma, and Elevation Pharmaceuticals. Mr. Vincent served as Chief Financial Officer for Verus Pharmaceuticals from 2004 to 2008, and Women First Healthcare from 2003 to 2005. Mr. Vincent’s areas of responsibility have spanned all areas of finance, treasury, investor and public relations, human resources, information technology, facilities and project management. From 1987 to 1995, Mr. Vincent held a number of positions with Deloitte & Touche LLP, the last of which was senior manager, where he specialized in emerging growth and publicly-reporting companies. Mr. Vincent became a Certified Public Accountant in California in 1989 and holds a B.S. degree in business with an emphasis in accounting from San Diego State University.

Chase C. Leavitt has served as our General Counsel and Secretary since April 2022. Mr. Leavitt previously served as General Counsel and Corporate Secretary of Lineage Cell Therapeutics, Inc., a publicly traded biotechnology company, from May 2019 to April 2022 where he focused on public company compliance and governance, business development transactions, financing activities, and litigation, and managed all other legal needs of the company. From June 2018 to May 2019, Mr. Leavitt served as Vice President of Legal Affairs of Tang Capital Management, LLC, a life sciences-focused investment company, and its affiliate Odonate Therapeutics, Inc., which was then a clinical stage publicly traded pharmaceutical company. From May 2017 to May 2018, Mr. Leavitt served as the Deputy General Counsel of Switch, Inc., a publicly traded technology company, and previously served as its Associate General Counsel from July 2014 to May 2017. From 2007 to 2014, Mr. Leavitt was a corporate attorney at Latham & Watkins LLP, where his practice focused on public company representation, mergers and acquisitions and capital markets transactions. Mr. Leavitt received a B.S. degree in business administration and a J.D. from the University of Southern California and is admitted to practice law in the States of California and Washington.

Rajesh Krishnan, Ph.D. has served as our Chief Technology Officer since January 2021 and previously served as our Senior Vice President, CMC and Manufacturing, from August 2019 to January 2021. Dr. Krishnan has over 23 years of experience across CMC, technology transfer, and manufacturing sciences for U.S. and international manufacturing sites, involving both internal and partnered programs. From January 2018 until August 2019, he served as Vice President, Process Development and Manufacturing Sciences at Dynavax Technologies Corporation, where he led manufacturing, drug process development, process validation, analytical sciences and technology transfer efforts for commercial and clinical development programs, including the commercial Heplisav B product. From 2012 through 2017, Dr. Krishnan served in several positions at Gilead Sciences, Inc., most recently as Director of Biologics Drug Substance Process Development, leading upstream and downstream process development for multiple clinical biologics programs. From 2000 to 2012, he served in positions of increasing responsibility at Merck & Co., Inc., Amgen Inc. and Pfizer, with a consistent leadership role across process development, technology transfer and CMC for clinical and commercial biologics programs. Dr. Krishnan holds a B.S.E. degree in chemical engineering from Princeton University, a M.S. degree in chemical engineering from the University of California, Davis, and a Ph.D. degree in Biochemical Engineering from the University of California, Davis.

Code of Ethics

We have a written Code of Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code in the “Corporate Governance” section of the “Investors” page of our website located at oncternal.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code.

Our Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, and committee charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Science and Development Committee are each available, free of charge, on our website at www.oncternal.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this proxy statement. We will also provide copies of these documents, as well as our Company’s other corporate governance documents, free of charge, to any stockholder upon written request to Oncternal Therapeutics, Inc., Attention: Corporate Secretary, 12230 El Camino Real, Suite 230, San Diego, California 92130.

Audit Committee

Our audit committee consists of three members: Mr. LaRue (chairman and financial expert), Mr. Hale and Dr. Kisner. Our board of directors has determined that Mr. LaRue qualifies as an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the SEC, and that all members of our audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since such procedures were last described in our proxy statement filed with the SEC on April 29, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, our compensation committee is committed to providing the information necessary to help our stockholders understand our executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe our executive compensation practices.

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. For 2022, our compensation committee retained Radford (an Aon company) to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Radford assisted in developing a group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

Summary Compensation Table

The following table summarizes the compensation that we paid during 2022 and 2021 to: (1) all individuals serving as our principal executive officer during 2022; and (2) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers as of December 31, 2022. We refer to these officers as our named executive officers.

Name and Principal Position(s)	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
James B. Breitmeyer, M.D., Ph.D.	2022	579,873	505,444	1,087,789	222,600	12,200	2,407,906
President & Chief Executive Officer	2021	556,500	—	3,901,575	222,600	—	4,680,675
Salim Yazji, M.D.	2022	448,866	224,643	188,617	88,140	12,200	962,466
Chief Medical Officer	2021	264,518	—	1,662,770	88,140	—	2,015,428
Gunnar F. Kaufmann, Ph.D.	2022	415,948	117,427	275,047	132,788	—	941,210
Chief Scientific Officer

(1)
The amounts are valued based on the aggregate grant date fair value of the option awards in accordance with FASB ASC Topic 718. See Note 7 to our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023, for a discussion of the relevant assumptions used in determining the grant date fair value pursuant to FASB ASC Topic 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Whether, and to what extent, an executive realizes a financial benefit from the awards will depend on our actual operating performance, stock price fluctuations and the executive’s continued service.
(2)
The 2022 amounts in this column represent for Drs. Breitmeyer and Yazji, 401(k) plan company-matching contributions of $12,200 and $12,200 respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements provide for the annual base salary for each named executive officer, which amounts are subject to annual review by and at the sole discretion of our board of directors or its designee. Each named executive officer is also eligible to earn an annual cash performance bonus. The annual cash performance bonus will be based on our attainment of financial or other operating criteria established by our board of directors or its designee, as determined by our board of directors or its designee.

Pursuant to the employment agreements, if we terminate the executive’s employment without “cause” or if the executive resigns for “good reason” (each as defined in the employment agreement), the executive is entitled to the following payments and benefits: (1) a lump sum cash payment in an amount equal to 6 months of his base salary as in effect immediately prior to the last day of his employment; (2) continuation of health benefits for a period of 6 months following the last day of his employment; and (3) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 6-month period following termination had the executive remained continuously employed by us during such period.

If the executive is terminated without cause or resigns for good reason during the 12-month period following a “change in control” (as defined in the employment agreement) (or, with respect to Dr. Breitmeyer, within 90 days prior to a change in control), the executive shall be entitled to receive the following payments and benefits: (1) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the last day of his employment (calculated without regard to Dr. Breitmeyer’s voluntary salary reduction as described below); (2) continuation of health benefits for a period of 12 months following the last day of his employment; and (3) a lump sum cash payment in an amount equal to his “target bonus” (as defined in the employment agreement) for the year in which the termination of employment occurs (calculated without regard to Dr. Breitmeyer’s voluntary salary reduction and the waiver of the 2023 annual bonuses by our named executive officers as described below), prorated to reflect the portion of such year that has elapsed prior to the date of his termination of employment or resignation.

In addition, if Dr. Breitmeyer is terminated without cause or resigns for good reason within 90 days prior to or any time following a change in control, the vesting of his outstanding unvested stock awards on the date of his termination of employment will be automatically accelerated. Also, in the event of a change in control, 50% of Dr. Breitmeyer’s outstanding unvested stock awards will vest. If Drs. Yazji or Kaufmann are terminated without cause or resign for good reason within 12 months following a change in control, the vesting of their outstanding unvested stock awards on the date of their termination of employment will be automatically accelerated. In the event an executive’s employment terminates due to death or permanent disability, all of the executive’s outstanding unvested stock awards will vest immediately upon such termination.

The employment agreements also contain standard confidentiality, non-competition and non-solicitation covenants. In addition, the employment agreements includes an Internal Revenue Code (“Code”) Section 280G “best pay” provision pursuant to which in the event any payments or benefits received by the executive would be subject to an excise tax under Code Section 4999, the executive will receive either the full amount of such payments or a reduced amount such that no portion of the payments is subject to the excise tax, whichever results in the greater after-tax benefit to the executive.

Compensation Reduction and Retention Arrangements

On March 31, 2023, Oncternal’s officers and other members of Oncternal’s senior management team, including the named executive officers, voluntary agreed to waive their rights to receive an annual cash performance during the year ending December 31, 2023. Dr. Breitmeyer also agreed to a temporary 20% reduction to his base salary through December 31, 2024. In order to reinforce the other retention arrangements our compensation committee has implemented during 2022 in the form of stock option and restricted stock unit (“RSU”) awards, as described below under “Equity Compensation,” in connection with the foregoing agreements by our officers and members of senior management, the compensation committee approved certain retention arrangements for these individuals. Specifically, subject to continued employment through the date on which 2023 annual bonuses for our other employees are determined by our compensation committee (the “Determination Date”), each officer will be eligible to receive a retention bonus in early 2025 equal to the amount he or she would have received under our annual incentive plan based on actual company performance during 2023. This retention bonus amount will be subject to earlier payment in the event of the officer’s involuntary termination without cause, resignation for good reason or a change in control, in each case on or after the Determination Date, and subject to the execution of a release of claims in the case of an involuntary termination without cause or resignation for good reason.

In addition to the foregoing, Dr. Breitmeyer will be eligible to receive an additional retention payment in early 2025 equal to the aggregate base salary foregone by him through December 31, 2024 (or, if earlier, his termination or a change in control) pursuant to his salary reduction arrangement, subject to his continued employment through a specified date. This retention bonus amount will be subject to earlier payment in the event of his involuntary termination without cause, resignation for good reason or a change in control, and subject to the execution of a release of claims in the case of an involuntary termination without cause or resignation for good reason.

Executive Compensation Elements

The following describes the material terms of the elements of our executive compensation program during 2022.

2022 Base Salaries

The annual base salaries for Drs. Breitmeyer, Yazji, and Kaufmann during 2022 were $579,873, $448,866, and $415,948 respectively.

Annual Incentive Plan

We have adopted the Oncternal Therapeutics, Inc. Annual Incentive Plan, the material terms of which are summarized below.

Each named executive officer is eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our compensation committee and, with respect to our named executive officers other than our chief executive officer, individual performance.

Bonuses are set based on the executive officer’s base salary as of the end of the year and are expected to be paid out in the following year. Based on the employment agreements with our named executive officers, the target levels for executive bonuses are currently as follows: 50% of base salary for the chief executive officer (100% of which is based on corporate objectives) and 40% of base salary for any other C-level executive (80% of which is based on corporate objectives and 20% of which is based on individual performance). At the beginning of each year, management recommends corporate goals and milestones to our compensation committee to be reviewed and approved for the year. These goals and milestones and the proportional emphasis placed on each are expected to be set by our compensation committee after considering management input and our overall strategic objectives. It is expected that these goals will generally relate to factors such as clinical development, regulatory, business development, financial and operational goals.

Our compensation committee determines the level of achievement of the corporate goals for each year. This achievement level is then applied to each named executive officer’s target bonus to determine that year’s total bonus opportunity, before any determination of the individual component of the award. The individual component of each named executive’s bonus award is not necessarily based solely on the achievement of any predetermined criteria or guidelines. Our compensation committee’s assessment of each of the named executive officer may also include a quantitative analysis of the officer’s overall performance of his or her duties during the year. In coming to this determination, our compensation committee does not follow any specific guidelines regarding the exercise of such discretion.

For 2022, the corporate performance objectives generally fell into the following categories: (1) objectives related to continued progress in the area of clinical and preclinical development, and (2) financial and operational objectives. The clinical development objectives included advancing negotiations on registrational studies for zilovertamab and advancing our ONCT-216 program, and the preclinical development objectives included advancing our ROR1 CAR-T and DAARI programs. The financial and operational objectives primarily related to investor relations efforts, financing efforts and other key operational objectives. Quantitative measures were generally not established for the corporate objectives for 2022. Instead, these performance objectives and areas of emphasis were used as a guide by our compensation committee and board of directors in determining overall corporate performance as they represented those areas in which the named executive officers and our employees were expected to focus their efforts during the year.

In evaluating management’s performance relative to corporate performance for 2022, our compensation committee determined to award a corporate achievement level of 90%. In coming to its final determination regarding the overall corporate achievement percentage, our compensation committee considered our progress in advancing the zilovertamab and ONCT-216 programs, our efforts related to progressing preclinical assets, and achievements in respect of investor relations, operational efficiency and financing transactions. This corporate achievement level was then used to determine the portion of each named executive officer’s bonus tied to corporate performance. The bonuses earned by our named executive officers for 2022 performance are set forth in the “Summary Compensation Table” above.

As described above, for 2023, each of our named executive officers has agreed that he will not participate in the annual incentive plan.

Equity Compensation

We maintain two primary equity compensation plans that provide for the issuance of equity awards to directors, employees (including our named executive officers) and consultants: the 2019 Plan, which has been approved by our stockholders, and our 2022 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which has not been approved by our stockholders.

We offer stock options and RSUs to our employees, including our named executive officers, as the long-term incentive component of our compensation program. We typically grant equity awards to new hires upon their commencing employment with us and annually to our employees. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Generally, the stock options we grant vest as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months, subject to the employee’s continued employment with us on each vesting date. The stock options granted to our named executive officers in July 2022 were granted as retention awards given the lack of retentive value of their existing stock option holdings, substantially all of which are significantly underwater. These stock options vest in two equal installments over a period of 18 months following the date of grant to provide special retention value over a critical period of time in our company’s development.

To date we have granted RSUs primarily as a retention tool, and the vesting schedules of those RSUs have been designed to specifically address the company’s retention needs, as described above, over a specified time period, generally 18 months to two years from the date.

On January 3, 2022, we granted RSUs representing the right to receive 128,577, 57,137, and 29,867 shares of our common stock to Drs. Breitmeyer, Yazji, and Kaufmann, respectively. One half of the RSUs vested on January 3, 2023, one quarter of the RSUs will vest on July 3, 2023, and one quarter of the RSUs will vest on January 3, 2024. All of the RSUs vest in the event of a Change in Control (as defined in the 2019 Plan).

On January 18, 2022, we modified 21,098 option awards granted to Dr. Breitmeyer on November 15, 2018 to better align the performance conditions of the award with current strategy. The modification resulted in incremental compensation of $16,560 that is reflected in Dr. Breitmeyer’s 2022 Option Awards in the Summary Compensation Table. The modified portion of the award vested on February 21, 2023.

On January 20, 2022, we granted options to purchase 637,000, 92,075, and 162,457 shares of our common stock to Drs. Breitmeyer, Yazji, and Kaufmann, respectively. These options were granted with an exercise price equal to $1.94 per share, which represented the fair market value on the date of grant, as determined under the 2019 Plan. These stock options have the standard four-year vesting schedule described above.

On July 28, 2022, we granted RSUs representing the right to receive 185,625, 82,500, and 43,125 shares of our common stock and options to purchase 123,750, 55,000, and 28,750 shares to Drs. Breitmeyer, Yazji, and Kaufmann, respectively. These options were granted with an exercise price equal to $1.04 per share, which represented the fair market value on the date of grant, as determined under the 2019 Plan. One half of these awards vest on July 3, 2023, and one half of these awards vest on January 3, 2024. All of these awards vest in the event of a Change in Control (as defined in the 2019 Plan).

The stock options are also subject to accelerated vesting in certain circumstances. For additional discussion, please see “Employment Agreements” above and “Change in Control Benefits” below.

Retirement Plans

We currently maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax or after-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally. In 2022, we matched contributions made by participants in the 401(k) plan up to 50% up to 8.0% of eligible compensation. We believe that providing a vehicle for retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.

We also provide our named executive officers with term life insurance and disability insurance at our expense as we do for all of our full-time employees. We do not provide our named executive officers with any other significant perquisites or other personal benefits.

Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company. The employment agreements with our named executive officers entitle them to accelerated vesting of certain outstanding equity awards upon a change in control of our company, as described above under “Employment Agreements” and “Compensation Reduction and Retention Arrangements.” In addition, as discussed above under “Equity Compensation,” the retention stock option and RSU awards granted to our named executive officers in January and July 2022 vest in full in the event of a Change in Control (as defined in the 2019 Plan).

Clawbacks

While our Chief Executive Officer and Chief Financial Officer are subject to any recovery rights that are provided under applicable laws, including the Sarbanes-Oxley Act, we have not yet adopted a compensation recovery policy as required under the Dodd-Frank Act. We are reviewing the final clawback rule adopted by the SEC that implements the applicable provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ’s related proposed listing standard, in each case relating to recoupment of incentive-based compensation. We will implement its clawback policy in accordance with the new listing standard when the new listing standard becomes final.

Outstanding Equity Awards at December 31, 2022

The following table sets forth specified information concerning outstanding equity incentive plan awards for each of the named executive officers outstanding as of December 31, 2022.

	Option Awards (1)							Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying Unvested Awards (#)	Award Share value at Grant ($) (8)
James B. Breitmeyer, M.D., Ph.D.	9/1/2015	(2)	117,417	—	—	0.68	9/1/2025
	11/15/2018	(3)	105,492	—	63,295	0.81	11/15/2028
	9/12/2019	(4)	81,250	18,750	—	5.76	9/12/2029
	3/17/2020	(2)	66,890	—	—	3.33	3/17/2030
	2/11/2021	(4)	343,750	406,250	—	7.05	2/11/2031
	1/3/2022	(5)						128,557	2.43
	1/20/2022	(4)	—	637,000	—	1.94	1/20/2032
	7/28/2022	(6)	—	123,750	—	1.04	7/28/2032
	7/28/2022	(7)						185,625	1.04
Salim Yazji, M.D.	5/17/2021	(4)	168,228	256,772	—	5.30	1/20/2032
	1/3/2022	(5)						57,137	2.43
	1/20/2022	(4)	—	92,075	—	1.94	1/20/2032
	7/28/2022	(6)	—	55,000	—	1.04	1/20/2032
	7/28/2022	(7)						82,500	1.04
Gunnar F. Kaufmann, Ph.D.	9/5/2019	(4)	121,875	28,125	—	5.19	9/5/2029
	3/17/2020	(2)	14,260	—	—	3.33	3/17/2030
	2/11/2021	(4)	115,958	137,042	—	7.05	2/11/2031
	1/3/2022	(5)						29,867	2.43
	1/20/2022	(4)	—	162,457	—	1.94	1/20/2032
	7/28/2022	(6)	—	28,750	—	1.04	7/28/2032
	7/28/2022	(7)						43,125	1.04

(1)

All vesting is subject to the recipient’s continued service through the applicable vesting date and are subject to accelerated vesting in certain circumstances. For additional discussion, please see “Employment Agreements” and “Change in Control Benefits” above.

(2)	The options are vested and exercisable in full.
(3)

Subject to Dr. Breitmeyer’s continuous service as our Chief Executive Officer through the applicable vesting date, the shares subject to the options shall vest or have vested as follows: (a) 42,197 shares vested on June 19, 2019 on the approval of our board of directors in recognition of the closing of the Merger; (b) 21,099 shares vested on March 18, 2021 upon approval by the board of directors with satisfactory completion of the Phase 1 study of ONCT-216 in Ewing sarcoma; (c) 21,098 shares vested on March 18, 2021 upon approval by our board of directors upon satisfactory completion of both Parts 1 and 2 of our zilovertamab CLL/MCL study; (d) 21,098 shares vested on March 18, 2021 upon approval by our board of directors with satisfactory consummation of a sale of our securities resulting in gross proceeds to us of at least $40 million in the aggregate; (d) 21,099 vested on February 21, 2023 upon approval by our board of directors with the satisfactory initiation of the Phase 3 study of zilovertamab; (e) 21,098 shares vested on February 21, 2023 upon approval by our board of that ROR1 CAR-T materials were ready for human testing; and (e) 21,098 shares shall vest on completion of the Phase 1 study for a ROR1 CAR-T.

(4)	The shares subject to the stock options vest as follows: 25% of the shares on the first anniversary of the date of grant and the remainder in equal monthly installments over the 36 months thereafter.

(5)

Represents RSUs, each of which represents the right to receive one share of our common stock. One half of the RSUs vested on January 3, 2023, one quarter of the RSUs will vest on July 3, 2023, and one quarter of the RSUs will vest on January 3, 2024. All of the RSUs vest in the event of a Change in Control (as defined in the 2019 Plan).

(6)

Represents RSUs, each of which represents the right to receive one share of our common stock. One half of the RSUs vested on January 3, 2023, one quarter of the RSUs will vest on July 3, 2023, and one quarter of the RSUs will vest on January 3, 2024. All of the RSUs vest in the event of a Change in Control (as defined in the 2019 Plan).

(7)

Represents RSUs, each of which represents the right to receive one share of our common stock. One half of the RSUs vest on July 3, 2023, and one half of the RSUs vest on January 3, 2024. All of the RSUs vest in the event of a Change in Control (as defined in the 2019 Plan).

(8)	Market value is based on the closing price of our common stock on the last trading day of the fiscal year, which was $1.00 per share.

Director Compensation

We compensate non-employee members of our board of directors. Directors who are also employees do not receive cash or equity compensation for service on our board of directors in addition to compensation payable for their service as our employees.

Our non-employee director compensation policy provides for annual retainer fees and long-term equity awards for our non-employee directors. Each non-employee director receives an annual retainer of $40,000. We also paid an additional annual retainer of $35,000 to the chairperson of our board of directors, $15,000 to the chairperson of our audit committee, $10,000 to the chairperson of our compensation committee, and $8,000 to the chairperson of our nominating & corporate governance committee. We also pay an additional $7,500 per year to members of our audit committee (other than the chair), an additional $5,000 per year to members of our compensation committee (other than the chair), an additional $4,000 per year to members of our nominating & corporate governance committee (other than the chair), and an additional $8,000 per year to members of the Science and Development Committee. Any non-employee director first elected to our board of directors is granted an option to purchase 50,000 shares of our common stock on the date of the director’s initial election to our board of directors. In addition, on the date of the 2022 annual meeting of our stockholders, each non-employee director received an option to purchase 25,000 shares of common stock, except Mr. Hale, who received an option to purchase 37,500 shares of common stock. The initial options granted to non-employee directors vest over three years in 36 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The annual options granted to non-employee directors described above vest over one year in 12 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. In addition, the options granted to our non-employee directors vest upon a change in control. Each option granted to a non-employee director has a 10-year term and remains exercisable for a period of 12 months following a director’s termination of service, or such longer period as our board of directors may determine in its discretion on or after the date of grant of such stock options. These options are granted under our 2019 Incentive Award Plan (the “2019 Plan”). All options have an exercise price per share equal to the fair market value of our common stock on the date of grant.

We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors.

2022 Director Compensation Table

The following table summarizes cash and stock compensation received by our non-employee directors during the year ended December 31, 2022. Dr. Breitmeyer is not included in the following table as he served as an executive officer during 2022 and his compensation is included in the Summary Compensation Table in the “Executive Compensation and Other Information” section below.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	Total ($)
Michael G. Carter, M.B., Ch.B., F.R.C.P.	70,000		20,205	90,205
Jinzhu Chen, Ph.D.	40,000	(2)	20,205	60,205
David F. Hale	96,500		30,308	126,808
Daniel L. Kisner, M.D.	60,500		20,205	80,705
William R. LaRue	60,000		20,205	80,205
Rosemary Mazanet, M.D. Ph.D.	52,000		20,205	72,205
Xin Nakanishi, Ph.D.	48,000		20,205	68,205
Charles P. Theuer, M.D., Ph.D.	52,000		20,205	72,205
Robert J. Wills, Ph.D.	48,000		20,205	68,205

(1)

The amounts are valued based on the aggregate grant date fair value of the option awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). See Note 7 to our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023, for a discussion of the relevant assumptions used in determining the grant date fair value pursuant to FASB ASC Topic 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Whether, and to what extent, a non-employee director realizes a financial benefit from the awards will depend on our actual operating performance, stock price fluctuations and the non-employee director’s continued service on our board of directors.

(2)	Dr. Chen assigned the entire amount of her cash retainer to Shanghai Pharma Biotherapeutics USA Inc., a subsidiary of SPH USA. Dr. Chen resigned from our board of directors on December 23, 2022.

As of December 31, 2022, the current and former non-employee directors listed in the table above held the following number of outstanding equity awards:

Name	Stock Options Held as of December 31, 2022
Michael G. Carter, M.B., Ch.B., F.R.C.P.	95,000
Jinzhu Chen, Ph.D.	37,500
David F. Hale	137,500
Daniel L. Kisner, M.D.	95,000
William R. LaRue	95,000
Rosemary Mazanet, M.D. Ph.D.	100,000
Xin Nakanishi, Ph.D.	95,000
Charles P. Theuer, M.D., Ph.D.	95,000
Robert J. Wills, Ph.D.	95,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of April 27, 2023, for:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Oncternal Therapeutics, Inc., 12230 El Camino Real, Suite 230, San Diego, California 92130. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us by the stockholders, that each person or group named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the [58,711,451] shares of common stock outstanding on April 27, 2023, and the number of shares of common stock that such person or group had the right to acquire on or within 60 days of that date, including, but not limited to, upon the exercise of stock options or warrants. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders:
Entities affiliated with Shanghai Pharmaceuticals Holding Co., Ltd. (1)	4,069,099	6.5%
Named Executive Officers and Directors
James B. Breitmeyer, M.D., Ph.D. (2)	1,688,378	2.8%
Michael G. Carter, M.B., Ch.B., F.R.C.P. (3)	166,947	*
Jill DeSimone (4)	11,944	*
David F. Hale (5)	877,704	1.5%
Gunnar F. Kaufmann, Ph.D. (6)	368,673	*
Daniel L. Kisner, M.D. (7)	110,000	*
William R. LaRue (8)	121,174	*
Rosemary Mazanet, M.D., Ph.D. (9)	89,007	*
Xin Nakanishi, Ph.D. (10)	95,000	*
Charles Theuer, M.D., Ph.D. (11)	109,677	*
Robert J. Wills, Ph.D. (12)	114,620	*
Salim Yazji, M.D. (13)	307,571	*
All current directors and executive officers as a group (15 persons) (14)	5,070,879	8.0%

* Indicates beneficial ownership of less than 1% of total outstanding common stock.

(1)
The following information is derived from Schedule 13D/A filed by SPH, on July 23, 2020. The number of shares beneficially owned consists of: (i) 524,658 shares owned by Shanghai Pharmaceuticals (HK) Investment Limited (“SPH HK”) issuable upon the exercise of a warrant to purchase common stock; (ii) 1,049,317 shares owned by SPH HK, and (iii) 2,495,124 shares owned by SPH USA. SPH USA and SPH HK are wholly owned subsidiaries of Shanghai Pharmaceuticals Holding Co., Ltd., a joint stock company incorporated in the People’s Republic of China with limited liability (“SPH”). The board of directors of SPH USA has the ability to direct the voting and disposition of the shares owned by SPH USA. The board of directors of SPH HK has the ability to direct the voting and disposition of the shares owned by SPH HK. The board of directors of SPH has voting and investment power over the shares held by SPH USA and SPH HK through appointing the boards of directors of each of SPH USA and SPH HK. The board of directors of SPH consists of Cho Man, Li Yongzhong, Shen Bo, Zhou Jun, Ge Dawei, Li An, Cai Jiangnan, Hong Liang, Gu Zhaoyang and Manson Fok. Director Xin Nakanishi, Ph.D. is affiliated with SPH but does not have voting or investment power over the shares held by SPH USA or SPH HK. SPH’s principal business address is No. 200, Taicang Rd, Huangpu District, Shanghai, P.R. China.

(2)
Consists of: (i) 292,078 and 1,922 shares held by Dr. Breitmeyer and his spouse, Mary Breitmeyer, respectively; (ii) 1,078,968 and 83,675 shares underlying options held by Dr. Breitmeyer and Ms. Breitmeyer, respectively, that are exercisable or that may become exercisable within 60 days after April 27, 2023; (iii) 46,544 shares held by a family trust (the “Breitmeyer Trust”); and (iv) 733 shares held by Dr. Breitmeyer as custodian for his child. Does not include 249,903 and 21,996 shares underlying RSU awards held by Dr. Breitmeyer and Ms. Breitmeyer, respectively, that vest more than 60 days after April 27, 2023. Dr. Breitmeyer and Ms. Breitmeyer are the trustees of the Breitmeyer Trust, and in such capacity have joint power to vote and dispose of the shares held by the Breitmeyer Trust.
(3)
Consists of: (i) 71,947 shares held by Dr. Carter; and (ii) 92,916 shares underlying options held that are exercisable or that may become exercisable within 60 days after April 27, 2023.
(4)
Consists of 10,138 shares underlying options that are exercisable or may become exercisable within 60 days after April 27, 2023.
(5)
Consists of: (i) 588,152 shares held by Hale BioPharma Ventures, LLC; (ii) 18,346 shares held by Hale Trading Company; and (iii) 134,375 shares underlying options and warrants to purchase 8,706 shares held by Mr. Hale that are exercisable or that may become exercisable within 60 days after April 27, 2023. Mr. Hale is the Chairman and Chief Executive Officer of Hale BioPharma Ventures and the Managing Director of Hale Trading Company, and as such has voting and investment control over the shares held by Hale BioPharma Ventures and Hale Trading Company.
(6)
Consists of: (i) 8,668 shares held by Dr. Kaufmann; and (ii) 348,225 shares underlying options that are exercisable or may become exercisable within 60 days after April 27, 2023. Does not include 58,058 shares underlying RSU awards that vest more than 60 days after April 27, 2023.
(7)
Consists of: (i) 10,000 shares held directly by Dr. Kisner and (ii) 92,916 shares underlying options that are exercisable or that may become exercisable within 60 days after April 27, 2023 and (iii) warrants to purchase 5,000 shares held by a family trust (the “Kisner Trust”). Dr. Kisner and his wife, Carmen Rosette Garcia, are the trustees of the Kisner Trust and in such capacity have joint power to vote and dispose of the shares held by the Kisner Trust.
(8)
Consists of: (i) 16,144 shares held directly by Mr. LaRue; (ii) 10,030 shares held by a family trust (the “LaRue Trust”); and (iii) 92,916 shares underlying options held by Mr. LaRue that are exercisable or that may become exercisable within 60 days after April 27, 2023. Mr. LaRue and his wife, Joyce LaRue, are the trustees of the LaRue Trust, and in such capacity have joint power to vote and dispose of the shares held by the LaRue Trust.
(9)
Consists of: (i) 118 shares held directly by Dr. Mazanet; and (ii) 86,249 shares underlying options held by Dr. Mazanet that are exercisable or that may become exercisable within 60 days after April 27, 2023.
(10)
Consists of 92,916 shares underlying options held by Dr. Nakanishi that are exercisable or that may become exercisable within 60 days after April 27, 2023.
(11)
Consists of: (i) 14,677 shares held directly by Dr. Theuer; and (ii) 92,916 shares underlying options held by Dr. Theuer that are exercisable or that may become exercisable within 60 days after April 27, 2023.
(12)
Consists of: (i) 19,620 shares held by Dr. Wills; and (ii) 92,916 shares underlying options held by Dr. Wills that are exercisable or that may become exercisable within 60 days after April 27, 2023.
(13)
Consists of: (i) 28,608 shares held directly by Dr. Yazji; and (ii) 243,191 shares underlying options exercisable as of April 27, 2023, or that will become exercisable within 60 days after such date. Does not include 111,068 shares underlying RSU awards held by Dr. Yazji that vest more than 60 days after April 27, 2023.

Consists of: (i) the shares described in notes 2 to 13 above; (ii) 111,368 shares held beneficially held other executive officers; and (iii) 818,668 shares underlying options held by other executive officers that are exercisable or that may become exercisable within 60 days after April 27, 2023. Does not include 174,174 shares underlying RSU awards held by other executive officers that vest more than 60 days after April 27, 2023.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2022.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and rights			Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)			(b)	(c)
Equity compensation plans approved by security holders	Options	6,709,096	(1)	4.05	236,603	(2)
Equity compensation plans approved by security holders	RSUs	1,009,083	(1)	—	—
Equity compensation plans not approved by security holders	Options	1,806,600	(3)	4.57	993,400	(4)

(1)

Represents shares of our common stock underlying stock options and RSUs granted under the 2019 Plan and the 2015 Equity Incentive Plan of Private Oncternal, which we assumed in connection with the Merger.

(2)	Represents shares remaining available for issuance under the 2019 Plan.
(3)	Represents shares of our common stock underlying stock options granted under the Inducement Plan
(4)

Represents shares remaining available for issuance under the Inducement Plan. The material features of our Inducement Plan are more fully described in Note 6 to our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The following is a description of transactions since January 1, 2021 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Director and Executive Officer Compensation

Please see “Director Compensation” for additional information regarding compensation of our directors. Please see “Executive Compensation and Other Information” for additional information regarding compensation of our executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation and Other Information—Narrative Disclosure to Summary Compensation Table—Employment Agreements.”

Indemnification Agreements

Our Restated Certificate of Incorporation and our amended and restated bylaws provide that we shall have the power to indemnify our employees and agents to the fullest extent permitted by law. We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our Restated Certificate of Incorporation and amended and restated bylaws. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Compensation of Mary Breitmeyer

During 2021 and 2022, Mary Breitmeyer, who is Dr. Breitmeyer’s spouse, served as an employee and received total cash compensation of $118,558 and $260,000, respectively. In January 2021, February 2021, January 2022, and July 2022, Ms. Breitmeyer received options to purchase 7,000, 2,000, 165,000, and 12,500 shares of our common stock, respectively, at exercise prices of $5.33, $7.48, $1.94 and $1.04, respectively. In January and July 2022, Ms. Breitmeyer received RSUs representing the right to receive 6,493 and 18,750 shares of our common stock.

Arrangements with SPH USA

Effective in September 2019, we and SPH USA entered into a Materials Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which we and SPH USA may execute one or more statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by us to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between us and SPH USA effective as of November 2018. As of December 31, 2022 and 2021, the Company had none and $0.4 million in amounts receivable from SPH USA related to statements of work, respectively.

In November 2018, Private Oncternal entered into a license and development agreement the (“SPH USA License Agreement”) with SPH USA, under which Private Oncternal granted rights to manufacture, develop, market, distribute and sell in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “SPH USA Territory”) Private Oncternal’s product candidates under the its license agreement with Georgetown University (the “Georgetown License Agreement”) and its license agreement with the University of California San Diego (the “UC San Diego License”). Under the SPH USA License Agreement, SPH USA is solely responsible for all pre-clinical and clinical development activities specific to obtaining regulatory approval for such product candidates in the SPH USA Territory, any third-party license milestone or royalty payments owed under the Georgetown License Agreement and the UC San Diego License Agreement, and paying Oncternal a low single digit royalty on net sales of licensed products in the SPH USA Territory. The SPH USA License Agreement will expire on a licensed product-by-licensed product and country/region-by-country/region basis on the later of 10 years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country/region.

Xin Nakanishi, Ph.D. is a member of our board of directors and is affiliated with Shanghai Pharmaceuticals Holding Co., Ltd., a joint stock company incorporated in the People’s Republic of China with limited liability (“SPH”). Additionally, Yanjun Liu, M.D., Ph.D., Man Cho, and Jinzhu Chen previously served as members of our board of directors until December 17, 2019, May 25, 2021, and December 23, 2022 respectively, and each is also affiliated with SPH. Dr. Liu and Dr. Nakanishi also served as members of Private Oncternal’s board of directors prior to the Merger and were SPH USA’s designees to the Oncternal board of directors in connection with the Merger. SPH USA is the wholly owned subsidiary of SPH and holds more than 5% of Oncternal’s outstanding common stock. For more information about SPH’s beneficial ownership of Oncternal common stock see the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Newfront Insurance

In January 2019, we engaged Newfront Insurance as our primary insurance broker effective as of the Merger. The son of Richard Vincent, our Chief Financial Officer, acted as our agent at Newfront Insurance. During 2021, we paid total related policy premiums of approximately $1.8 million, for which Mr. Vincent’s son received a commission of approximately $0.1 million. In March 2022, we selected an unrelated third party to act as our primary insurance broker.

Policies and Procedures for Related Party Transactions

Pursuant to our audit committee charter, our audit committee is responsible for reviewing and approving all transactions with related parties which are required to be reported under applicable SEC regulations, other than compensation-related matters. We have adopted a written procedure for review of, or standards for approval of, these transactions by our audit committee.

Independence of the Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of Nasdaq rules.

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that each of our current directors, other than James B. Breitmeyer, M.D., Ph.D., our Chief Executive Officer and President, qualifies as an “independent” director within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Rendered to the Company by BDO USA, LLP

The following table represents aggregate fees billed to us for services rendered to us related to the fiscal years ended December 31, 2022 and 2021, by BDO USA, LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$436,304	$315,276
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$436,304	$315,276

(1)

Audit Fees consist of fees billed for professional services performed by BDO USA, LLP for the audit of our annual financial statements, reviews of our financial statements included in our quarterly reports on Form 10-Q and annual report on Form 10-K, services in connection with securities offerings, review of our registration statements on Form S-3 and S-8 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by our audit committee chairman or our audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2022 and 2021. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of BDO USA, LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) were submitted with the Original Filing.

(a)(3) Exhibits.

Exhibit
Number	Exhibit Description
31.3*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.4*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April 2023.

ONCTERNAL THERAPEUTICS, INC.

By:	/s/ James B. Breitmeyer
James B. Breitmeyer
Chief Executive Officer