Form 10-Q
period 2023-03-31
Oncternal Therapeutics, Inc.
filed 2023-05-04
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of April 28, 2023, the registrant had 58,711,451 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,244	$37,142
Short-term investments	43,073	26,582
Prepaid and other	3,600	3,566
Total current assets	57,917	67,290
Right-of-use asset	50	87
Other assets	315	1,274
Total assets	$58,282	$68,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,964	$2,917
Accrued liabilities	3,474	4,678
Lease liability	50	87
Total current liabilities	5,488	7,682
Deferred compensation	306	—
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 58,711 and 57,464 at March 31, 2023 and December 31, 2022, respectively	59	57
Additional paid-in capital	222,205	219,203
Accumulated comprehensive income	11	9
Accumulated deficit	(169,787)	(158,300)
Total stockholders’ equity	52,488	60,969
Total liabilities and stockholders’ equity	$58,282	$68,651

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Grant revenue	$203	$746
Operating expenses:
Research and development	9,031	6,979
General and administrative	3,315	3,679
Total operating expenses	12,346	10,658
Loss from operations	(12,143)	(9,912)
Interest income	656	8
Net loss	$(11,487)	$(9,904)
Comprehensive Income:
Unrealized gain on available-for-sale securities, net	2	—
Comprehensive loss	$(11,485)	$(9,904)
Net loss per share, basic and diluted	$(0.20)	$(0.20)
Weighted-average shares outstanding, basic and diluted	58,522	49,429

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,487)	$(9,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,885	1,978
Amortization of premiums (accretion of discounts) on short-term investments	(441)	—
Non-cash lease expense	37	44
Changes in operating assets and liabilities:
Prepaid and other	925	(553)
Accounts payable	(953)	436
Accrued liabilities	(1,204)	(563)
Deferred compensation	306	—
Change in lease liability	(37)	(44)
Net cash used in operating activities	(10,969)	(8,606)
Cash flows from investing activities
Purchases of available-for-sale securities	(22,048)	—
Maturities of available-for-sale securities	6,000	—
Net cash used in investing activities	(16,048)	—
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net	1,224	—
Repurchases of common stock for tax withholding obligations	(105)	—
Net cash provided by financing activities	1,119	—
Net decrease in cash and cash equivalents	(25,898)	(8,606)
Cash and cash equivalents at beginning of period	37,142	90,765
Cash and cash equivalents at end of period	$11,244	$82,159

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2022	57,464	$57	$219,203	$9	$(158,300)	$60,969
Issuance of common stock upon vesting of restricted stock units	218	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(86)	—	(105)	—	—	(105)
Issuance of common stock, net of issuance costs of $38	1,115	2	1,222	—	—	1,224
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Stock-based compensation	—	—	1,885	—	—	1,885
Net loss	—	—	—	—	(11,487)	(11,487)
Balance at March 31, 2023	58,711	$59	$222,205	$11	$(169,787)	$52,488

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2021	49,429	$49	$202,201	$—	$(114,130)	$88,120
Stock-based compensation	—	—	1,978	—	—	1,978
Net loss	—	—	—	—	(9,904)	(9,904)
Balance at March 31, 2022	49,429	$49	$204,179	$—	$(124,034)	$80,194

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Oncternal Therapeutics, Inc. (the “Company” or “Oncternal”), formerly known as GTx, Inc., was incorporated in Tennessee in September 1997 and reincorporated in Delaware in 2003 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies, for the treatment of cancers with critical unmet medical need. The Company’s product candidate pipeline includes ONCT-808, an autologous ROR1 (Receptor-tyrosine kinase-like Orphan Receptor 1) targeting CAR T (chimeric antigen receptor T cells), ONCT-534, a dual-action androgen receptor inhibitor (“DAARI”) for the treatment of castrate-resistant prostate and other androgen receptor-driven cancers, and zilovertamab, a humanized monoclonal antibody that binds to ROR1.

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

As a result of the strategic reprioritization announced in April 2023, the Company expects research and development expenses will decrease in future quarters after the closure of the Phase 3 ZILO-301 Study for the treatment of patients with relapsed or refractory MCL and the Phase 1/2 CIRM-0001 Study for the treatment of mantle cell lymphoma (“MCL”), chronic lymphocytic leukemia ( “CLL”) and marginal zone lymphoma (“MZL”), and the implementation of other cost reductions (see Note 9). The Company will continue to invest in: (i) advancing existing product candidates into later stages of clinical development, and (ii) further investigation and the development of other preclinical programs. Based on the reprioritization and other cost reductions, the Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements. As of March 31, 2023, the Company had $54.3 million in cash, cash equivalents and short-term investments and no debt. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $169.8 million as of March 31, 2023. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, including potentially delaying, scaling back or eliminating certain of its pipeline development programs, extend payment terms with suppliers, or liquidate assets where possible. Any of these actions could materially affect the Company’s business, results of operations and future prospects.

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

Notice of Delisting

On April 4, 2023, the Company received a letter from the Nasdaq staff indicating that, for the last thirty consecutive business days, the bid price for Oncternal’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq listing rules, the Company has been provided an initial period of 180 calendar days, or until October 2, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that Oncternal has achieved compliance with its rules if at any time before October 2, 2023, the bid price of Oncternal’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter has no immediate effect on the listing or trading of Oncternal’s common stock and the common stock will continue to trade on The Nasdaq Capital Market.

The Company has not regained compliance with Nasdaq listing rules as of the date these financial statements were issued. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by October 2, 2023.

If the Company does not regain compliance with Nasdaq listing rules by October 2, 2023, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Nasdaq staff would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities, but there can be no assurance the Nasdaq staff would grant the Company’s request for continued listing.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited, consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, filed with the SEC on its Annual Report on Form 10-K on March 9, 2023. The results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Short-term Investments

The Company carries short-term investments classified as available-for-sale marketable securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 6). Realized gains or losses on available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses on available-for-sale marketable securities as a component of other accumulated comprehensive income within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity on the balance sheets. In accordance with policy, the Company does not invest in or hold equity securities in its investment portfolio.

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

The Company’s financial instruments include cash, cash equivalents, short-term investments, prepaid expenses and other assets, accounts payable, accrued expenses, and accrued compensation. The carrying amounts of the Company’s current financial assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company has short-term investments that are measured at fair value on a recurring basis. No transfers between levels have occurred during the periods presented (see Note 6).

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2023	2022
Warrants to purchase common stock	3,411	4,235
Common stock options	10,985	8,199
Restricted stock unit awards	753	464
Total	15,149	12,898

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 326), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net loss. This update is effective for the Company and was adopted on January 1, 2023, which did not have a material impact on its condensed consolidated financial statements.

2.
Balance Sheet Details

Prepaid and other consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development	$15	$—
Clinical trials	2,845	2,616
Insurance	321	669
Other prepaid expenses	137	103
Other receivable	282	178
	$3,600	$3,566

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development	$850	$972
Clinical trials	1,284	868
Legal fees	128	138
Compensation	1,110	2,691
Other	102	9
	$3,474	$4,678

3.
Marketable Securities

The Company invests in available-for-sale marketable securities consisting of money market funds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale marketable securities are classified as part of either cash, cash equivalents or short-term investments in the balance sheets. Available-for-sale marketable securities with original maturities of more than three months from the date of purchase as of March 31, 2023 and December 31, 2022, have been classified as short-term investments and are measured at a fair value on a recurring basis, and were as follows (in thousands):

		As of March 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Money market funds	1 or less	$8,967	$—	$—	$8,967
U.S. Treasury debt securities	1 or less	1,997	—	—	1,997
Total cash and cash equivalents		$10,964	$—	$—	$10,964
Short-term investments:
U.S. Treasury debt securities	1 or less	$36,131	$11	$—	$36,142
Commercial Paper	1 or less	4,952	—	—	4,952
U.S. Government Agency	1 or less	1,979	—	—	1,979
Total short-term investments		$43,062	$11	$—	$43,073
Total marketable securities		$54,026	$11	$—	$54,037

		As of December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Money market funds	1 or less	$25,108	$—	$—	$25,108
U.S. Treasury debt securities	1 or less	1,996	—	—	1,996
U.S. Government Agency	1 or less	1,991	—	—	1,991
Total cash and cash equivalents		$29,095	$—	$—	$29,095
Short-term investments:
U.S. Treasury debt securities	1 or less	$21,681	$7	$—	$21,688
Commercial Paper	1 or less	2,936	—	—	2,936
U.S. Government Agency	1 or less	1,956	2	—	1,958
Total short-term investments		$26,573	$9	$—	$26,582
Total marketable securities		$55,668	$9	$—	$55,677

Effective January 1, 2023, at each reporting date the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net loss. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net loss. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income.

There have been no impairment or credit losses recognized during the periods presented in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

4.
Commitments, Contingencies and Related Party Transactions

Lease and Sublease

Rent expense was $39,000 and $46,000 for the three months ended March 31, 2023 and 2022, respectively.

From May 2019 through March 31, 2023, the Company leased or subleased office space in San Diego, California. On April 18, 2022, the Company entered into a sublease agreement for office space in San Diego, California which expires on July 31, 2023 (the “San Diego Lease”). Base rent under the San Diego Lease is approximately $157,000 annually and the monthly rent expense is being recognized on a straight-line basis over the term of the lease.

The San Diego Lease is included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2023, the Company has a net operating lease right-of-use asset and an aggregate lease liability of $50,000, which has a weighted average remaining lease term of 0.3 years.

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018. As of March 31, 2023 and December 31, 2022, the Company had no amounts receivable from SPH USA related to statements of work. SPH USA is the Company’s largest stockholder and an affiliate of one of the Company’s directors. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 5).

5.
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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of March 31, 2023, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The Company recorded research and development expense of none and $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended thereafter, the Company and the Regents entered into a license agreement (as amended and restated, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $20.1 million to $24.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (a) $5,000 and $25,000 in license maintenance fees as research and development expense for the three months ended March 31, 2023 and 2022, respectively, and (b) a nominal amount in patent costs as general and administrative expense for each of the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company believes it has met its obligations under the Regents License Agreement.

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

Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024. The Company recorded $0.1 million in research and development expenses under these agreements for the three months ended March 31, 2023 and 2022, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022 and August 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader technologies owned or controlled by UTRF, including all improvements thereto, which is now known as the dual action androgen receptor inhibitor, or DAARI program. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of a nominal amount and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company believes it has met its obligations under the DAARI License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (the “CIRLL study”). The Company: (i) conducted this study in collaboration with UC San Diego, (ii) received $14.5 million in development milestones under research subaward agreements during the award project period from October 1, 2017 through March 31, 2022, (iii) was committed to and met certain co-funding requirements, (iv) received no subaward payments in the three months ended March 31, 2022, and (v) was required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. As of March 31, 2023, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

The National Institutes of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support pre-clinical activities for the Company’s ONCT-216 and DAARI programs, including $0.7 million payable to subawardees. In March 2023, the NIH awarded the Company a research and development grant for up to $1.8 million to support pre-clinical activities for the Company’s DAARI program, including $0.3 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the three months ended March 31, 2023 and 2022, the Company received $0.1 million and $0.1 million in award payments and recorded $0.2 million and $0.5 million in grant revenue, respectively. As of March 31, 2023 and December 31, 2022, the Company had an unbilled grant receivable of $0.1 million, respectively, which has been included in prepaid and other assets.

Clinical Trial and Supply Agreements

In April 2018, and as amended in August 2019, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the Phase 1/2 study CIRM-0001. Effective in June 2022, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, to supply ibrutinib for the Company’s Phase 3 study ZILO-301. Such agreement does not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations. In April 2023, the Company reprioritized the development of zilovertamab and closed the Phase 3 ZILO-301 and the Phase 1/2 CIRM-0001 studies.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three months ended March 31, 2023 and 2022 (see Note 4).

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

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by Parent or its affiliates during the CVR Term incorporating the DAARI technology. As of March 31, 2023, no transactions or net sales relating to the DAARI technology had occurred.

6.
Fair Value

As of March 31, 2023 and December 31, 2022, the following fair value hierarchy table presents the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Assets:
Cash and cash equivalents:
Money market funds	$8,967	$8,967	$—	$—
U.S. Treasury debt securities	1,997	1,997	—	—
Total cash and cash equivalents	$10,964	$10,964	$—	$—
Short-term investments:
U.S. Treasury debt securities	$36,142	$36,142	$—	$—
Commercial Paper	4,952	—	4,952	—
U.S. Government Agency	1,979	—	1,979	—
Total short-term investments	$43,073	$36,142	$6,931	$—
Total assets measured at fair value	$54,037	$47,106	$6,931	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Cash and cash equivalents:
Money market funds	$25,108	$25,108	$—	$—
U.S. Treasury debt securities	1,996	1,996	—	—
U.S. Government Agency	1,991	—	1,991	—
Total cash and cash equivalents	$29,095	$27,104	$1,991	$—
Short-term investments:
U.S. Treasury debt securities	$21,688	$21,688	$—	$—
Commercial Paper	2,936	—	2,936	—
U.S. Government Agency	1,958	—	1,958	—
Total short-term investments	$26,582	$21,688	$4,894	$—
Total assets measured at fair value	$55,677	$48,792	$6,885	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2023 and 2022.

7.
Stockholders’ Equity

ATM Program

In December 2021, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, pursuant to which the Company is able to offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three months ended March 31, 2023, the Company sold 1,115,480 shares of common stock for net proceeds of $1.2 million.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2022	3,410,642	$3.70	2.94
Issued	—	$—	—
Forfeited	—	$—	—
Exercised	—	$—	—
Balance at March 31, 2023	3,410,642	$3.70	2.69

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

As of March 31, 2023, 1,757,954 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,515,696	$4.16	8.1	$101,611
Granted	2,654,000	$0.97
Forfeited	(184,347)	$3.72
Outstanding at March 31, 2023	10,985,349	$3.40	7.5	$13,254
Options vested and expected to vest as of March 31, 2023	10,985,349	$3.40	7.5	$13,254
Options vested and exercisable as of March 31, 2023	4,349,256	$4.51	6.8	$13,254

For the three months ended March 31, 2023 and 2022, the weighted average grant date fair value per share of option grants was $0.78 and $1.54, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the three months ended March 31, 2023 and 2022, no stock options were exercised.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. The Company began issuing RSUs in the first quarter of 2022. The RSUs generally vest over a two-year period. Restricted stock unit activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	1,009,083	0.6	$1.64
Granted	—
Vested	(217,676)		$2.43
Forfeited/ Repurchased	(38,432)		$1.27
Nonvested at March 31, 2023	752,975	0.5	$1.43
Units expected to vest as of March 31, 2023	747,456	0.5	$1.42

The fair value of RSUs vested during the three months ended March 31, 2023 was $0.2 million.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	4.1%	1.7%
Expected volatility	99.8%	100.4%
Expected term (in years)	6.1	6.2
Expected dividend yield	—%	—%

Expected volatility. The expected volatility assumption is based on a blend of volatilities of the Company’s share price and a peer group of similar companies whose share prices are publicly available. The volatility of the Company’s shares price was measured using the closing share price beginning June 10, 2019, the date of the closing of the Merger, through the current period. The peer group was developed based on companies in the life sciences industry with comparable characteristics to the Company including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$1,117	$1,063
General and administrative	768	915
	$1,885	$1,978

As of March 31, 2023, the unrecognized compensation cost related to non-vested stock options was $12.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

As of March 31, 2023, the unrecognized compensation cost related to non-vested restricted stock units was $0.7 million, which is expected to be recognized over a weighted-average period of 0.8 year.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

March 31, 2023
Common stock warrants	3,411
Common stock options issued and outstanding	10,985
Restricted stock unit awards unvested and outstanding	753
Common stock available for issuance under the Inducement Plan and 2019 Plan	1,758
16,907

8.
COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for the Company’s preclinical and manufacturing activities, planned regulatory submissions and clinical trials. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its condensed consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, and authorized the Paycheck Protection Program. The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2023. The Company continues to monitor changes and revisions to the CARES Act and its impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

9.
Subsequent Event

On April 3, 2023, the Company announced a strategic reprioritization based on the rapidly changing commercial landscape for Bruton’s tyrosine kinase inhibitors resulting in the Company's decision to close two studies: Study ZILO-301, a randomized, double-blind, placebo-controlled global Phase 3 registrational study evaluating zilovertamab in combination with ibrutinib for the treatment of patients with relapsed or refractory MCL, and Study CIRM-0001, a Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with MCL, CLL or MZL.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2023, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, the expected continued impact of COVID-19, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for patients with cancers with critical unmet medical need. Our drug development efforts are focused on promising, yet untapped, biological pathways implicated in cancer generation or progression, primarily in hematological malignancies and prostate cancer. Our pipeline includes:

•
ONCT-808, our lead cell therapy product candidate, is an autologous Receptor tyrosine kinase-like Orphan Receptor 1 (ROR1) targeting chimeric antigen receptor T cell (CAR T) therapy using the binding domain from zilovertamab. ONCT-808 has demonstrated activity in preclinical models against multiple hematological malignancies and solid tumors and has been shown to be specific for cancer cells expressing ROR1. We believe our manufacturing process may reduce the time patients must wait for their individual CAR T product to be produced, compared with approved CAR T products. We recently initiated Study ONCT-808-101, a Phase 1/2 dose escalation trial for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment. The study entitled “A Clinical Study of ONCT-808 in Subjects With Relapsed or Refractory B-Cell Malignancies” (NCT05588440) will evaluate the evaluate the safety and tolerability, pharmacokinetics, and anti-tumor activity of ONCT-808 in two distinct phases designated as Phase 1 and Phase 2. After the safety and tolerability of ONCT-808 have been assessed in Phase 1 to select the recommended Phase 2 dose, Phase 2 will commence to further validate the dose and evaluate the safety and efficacy of ONCT-808. The study aims to enroll approximately 57 patients. We expect to present initial clinical data from this study in late 2023 and additional clinical data readouts in 2024. ONCT-808 is being developed utilizing manufacturing services from Lentigen Technology, Inc. (lentivirus manufacturing), Miltenyi Biotec B.V. & Co. KG. (cell processing) and the Dana-Farber Cancer Institute (cGMP cell preparation and manufacturing activities).
•
ONCT-534, is a dual-action androgen receptor inhibitor (DAARI) with preclinical activity in prostate cancer models against both unmutated androgen receptor (AR), and against multiple forms of AR mutation. It is a potential treatment for patients with metastatic castrate-resistant prostate cancer (mCRPC). We believe ONCT-534 has the potential to address significant unmet medical needs related to resistance to androgen receptor inhibitors, including those with AR amplification, mutations in the AR ligand binding domain (LBD), or splice variants with loss of the AR LBD. Final investigational new drug (IND)-enabling studies for ONCT-534 have been completed. We expect to submit an IND application in mid-2023 and, assuming the IND becomes effective, initiate a Phase 1/2 clinical trial in patients with castrate resistant prostate cancer by the end of 2023. We anticipate initial clinical data in the first half of 2024.

•
Zilovertamab is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) bind to a specific functionally important epitope of ROR1, a growth factor receptor that is widely expressed on many tumor types and that activates pathways leading to increased tumor proliferation, invasiveness, and drug resistance in preclinical models, and (ii) inhibit ROR1 function. Zilovertamab has been evaluated in a Phase 1/2 Study CIRM-0001 in combination with ibrutinib for the treatment of patients with mantle cell lymphoma (MCL), chronic lymphocytic leukemia (CLL) and marginal zone lymphoma (MZL). Zilovertamab is being evaluated in two investigator-initiated studies, a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory R/R CLL, and a Phase 1b study of zilovertamab in combination with docetaxel in patients with mCRPC. In April 2023, we reprioritized the development of zilovertamab and are in the process of closing the Phase 3 ZILO-301 Study for the treatment of patients with relapsed or refractory MCL and the Phase 1/2 CIRM-0001 Study for the treatment of MCL, CLL and MZL.

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

Since the inception of Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our pipeline of development programs, including ONCT-808, ONCT-534, zilovertamab and ONCT-216. Under research subaward agreements between us and UC San Diego, we were eligible to receive $14.6 million in development milestones during the award project period from October 1, 2017 to March 31, 2022. Through March 31, 2023, we have funded our operations primarily through: (i) gross proceeds of $136.3 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $14.5 million in subaward grant payments from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019, or the GTx Merger. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $54.3 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $11.5 million for the three months ended March 31, 2023 and we had an accumulated deficit of $169.8 million as of March 31, 2023. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTx Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
advance ONCT-808 through clinical development, initially in hematological malignancies;
•
advance ONCT-534 through clinical development, initially in castrate resistant prostate cancer;
•
explore zilovertamab with other BTK inhibitors, and in additional ROR1-positive hematologic malignancies and solid tumors preclinically;
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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.

Business Update Regarding COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect economies, financial markets and business operations around the world. The pandemic may continue to directly or indirectly affect the timeline for our manufacturing activities, planned regulatory submissions and clinical trials. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations

Grant Revenue

Our grant revenue has been derived from a California Institute for Regenerative Medicine, or CIRM, grant subaward with UC San Diego and research and development grants from the National Institutes of Health, or NIH.

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study throughout the award project period from October 1, 2017 through March 31, 2022. We conducted this study in collaboration with UC San Diego and received $14.5 million during the project period related to development milestone payments under research subaward agreements. In addition, we were committed to certain co-funding requirements and we were required to provide UC San Diego progress and financial update reports throughout the award project period. We received no subaward payments and recorded $0.3 million in grant revenue in the three months ended March 31, 2022. As of March 31, 2023, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded us two research and development grants for up to $2.2 million to support pre-clinical and other research activities for our ONCT-216 and DAARI programs, including $0.7 million payable to subawardees. In March 2023, the NIH awarded us a research and development grant for up to $1.8 million to support pre-clinical and other research activities for our DAARI program, including $0.3 million payable to subawardees. During each of the three months ended March 31, 2023 and 2022, we received $0.1 million in award payments, and recorded $0.2 million and $0.5 million, respectively, in grant revenue and $0.1 million in unbilled grant receivable as of March 31, 2023.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the development of zilovertamab, ONCT-808, ONCT-534 and ONCT-216, which include:

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

As a result of the strategic reprioritization announced in April 2023, we expect our research and development expenses will decrease in future quarters after we close the Phase 3 ZILO-301 Study for the treatment of patients with relapsed or refractory MCL and the Phase 1/2 CIRM-0001 Study for the treatment of MCL, CLL and MZL, and implement other cost reductions. We will continue to invest in: (i) advancing our product candidates into later stages of clinical development, and (ii) further investigation and the development of our other preclinical programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits and stock-based compensation. We expect our general and administrative expenses will decrease modestly in future quarters as we implement other cost reductions and cost containment measures.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, which primarily consist of money market funds and U.S. Treasury securities. In a significantly rising interest rates environment, our interest income on our invested balances is expected to increase as rates increase. Historically our interest income has not been significant due to low interest yields earned on invested balances.

Results of Operations

Comparison of Three Ended March 31, 2023 and 2022

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Grant revenue	$203	$746	$(543)
Operating expenses:
Research and development	9,031	6,979	2,052
General and administrative	3,315	3,679	(364)
Total operating expenses	12,346	10,658	1,688
Loss from operations	(12,143)	(9,912)	(2,231)
Interest income	656	8	648
Net loss	$(11,487)	$(9,904)	$(1,583)

Grant Revenue

Grant revenue was $0.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $0.5 million was primarily due to the completion of the CIRM subaward in the first quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022	Increase/(Decrease)
Zilovertamab	$3,490	$1,900	$1,590
ONCT-534	818	260	558
ONCT-808	887	864	23
ONCT-216	224	1,022	(798)
Unallocated research and development expenses	3,612	2,933	679
Total research and development expenses	$9,031	$6,979	$2,052

Research and development expenses for the three months ended March 31, 2023 and 2022 were $9.0 million and $7.0 million, respectively, an increase of $2.0 million. The increase was primarily due to a $1.3 million increase in direct product candidate expenses and a $0.7 million increase in unallocated expenses.

Direct expenses for zilovertamab increased $1.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in clinical development costs.

Direct expenses for ONCT-534 increased $0.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in manufacturing activities.

Direct expenses for ONCT-808 for the three months ended March 31, 2023 were consistent with the expenses during the three months ended March 31, 2022. The direct expenses for the three months ended March 31, 2023 included significant spend for clinical development costs, which were offset by decreases in preclinical and manufacturing related costs, as compared to the expenses incurred during the three months ended March 31, 2022.

Direct expenses for ONCT-216 decreased $0.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to lower clinical trial activity and manufacturing costs associated with the de-prioritization of this program in 2022.

Unallocated expenses increased $0.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher personnel costs, including non-cash stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $3.3 million and $3.7 million, respectively, a decrease of $0.4 million primarily due to lower legal and consulting expenses.

Liquidity and Capital Resources

As a result of the strategic reprioritization announced in April 2023, we: (i) believe our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into 2025, and (ii) expect our research and development expenses will decrease in future quarters after we close two clinical studies and implement other cost reductions. As of March 31, 2023, we had $54.3 million in cash, cash equivalents and short-term investments and no debt. We have incurred losses and negative cash flows from operations since inception. As of March 31, 2023, we had an accumulated deficit of $169.8 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar arrangements.

In December 2021, we entered into an at-the-market Sales Agreement, or the Sales Agreement, with Jefferies LLC, providing for the sale of up $50.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the three months ended March 31, 2023, we sold 1,115,480 shares of common stock for net proceeds of $1.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(10,969)	$(8,606)
Investing activities	(16,048)	—
Financing activities	1,119	—
Net decrease in cash and cash equivalents	$(25,898)	$(8,606)

Operating Activities

Net cash used in operating activities was $11.0 million and $8.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in operations was primarily due to the clinical and manufacturing activities associated with the clinical development programs and higher personnel costs. The net cash used in operating activities during the three months ended March 31, 2023 was primarily due to our net loss of $11.5 million adjusted for $1.5 million of non-cash charges, primarily for stock-based compensation, and a $1.0 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2022 was primarily due to our net loss of $9.9 million adjusted for $2.0 million of non-cash charges, primarily for stock-based compensation, and a $0.7 million change in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $16.0 million consisting primarily of net purchases of available-for-sale securities. No cash was used or provided by investing activities for the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $1.1 million and none for the three months ended March 31, 2023 and 2022, respectively. The net cash provided during 2023 resulted primarily from the proceeds received from the sale of common stock under the “at-the-market” program.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish the sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of our preclinical studies and clinical trials of our ROR1, CAR T, and DAARI product candidates or additional indications of our other potential product candidates that we may choose to pursue in the future;
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

In April 2021, our Form S-3 registration statement became effective. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the expected timing for achieving key milestones, including announcing the first-in-human dosing of ONCT-808, our lead cell therapy product candidate targeting ROR1, and advancing ONCT-534, our DAARI preclinical product candidate, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

In December 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023, from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 other than as follows:

We depend heavily on the success of our product candidates, which are in clinical or preclinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our lead clinical-stage product candidate is ONCT-808, a CAR T therapy candidate that targets ROR1 as a potential treatment for hematologic cancers and solid tumors for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment. ONCT-808 is being evaluated in a Phase 1/2 dose escalation clinical trial for the treatment of patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment. We expect to present initial clinical date from this study in late 2023 and additional clinical data readouts in 2024. Our pipeline also includes ONCT-534, an investigational dual-action androgen receptor inhibitor, that in development as a potential treatment for castration resistant prostate cancer and other androgen-receptor dependent diseases. We expect to submit an IND in mid-2023 and, assuming the IND becomes effective, initiate a Phase 1/2 clinical trial in patients with castrate resistant prostate cancer by the end of 2023. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on various factors, including the following:

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

For example, in April 2023 we announced a strategic reprioritization of the development of zilovertamab and our decision to close the Phase 3 ZILO-301 and the Phase 1/2 CIRM-0001 clinical studies, based on the rapidly changing commercial landscape for Bruton’s tyrosine kinase inhibitors. We cannot provide any assurance that our reprioritization decision will reap the expected benefits, and our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect advance our product candidates we expect the losses to increase as we continue the research and development of, and seek regulatory approvals for, our product candidates and conduct additional research and development activities.our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of ONCT-808 and ONCT-534, continue research and development and initiate clinical trials of our other development programs, including zilovertamab, and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including ONCT-808 and ONCT-534, and any candidates from our zilovertamab program. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution and we will need to make royalty payments to the licensors and / or other third parties from whom we have in-licensed or acquired our product candidates. , we expect our research and development expenses will decrease in future quarters after we close the Phase 3 ZILO-301 Study for the treatment of patients with relapsed or refractory MCL and the Phase 1/2 CIRM-0001 Study for the treatment of MCL, CLL and MZL, and implement other cost reductions. We will continue to invest in: (i) advancing our product candidates into later stages of clinical development, and (ii) further investigation and the development of our other preclinical programs.

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

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of ONCT-808 and ONCT-534, and preclinical studies or clinical trials of zilovertamab program or additional indications of our current product candidates as well as other product candidates that we may choose to pursue in the future;
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

In April 2021, our Form S-3 shelf registration statement became effective. Future sales under a Form S-3, if any, will depend on a variety of factors including, but not limited to, the effectiveness of a Form S-3, prevailing market conditions, the trading price of our common stock, our public float and our capital needs. In December 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million pursuant to the Form S-3 registration statement. There can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, as of the filing of this annual report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of April 27, 2023, our public float was approximately $16.9 million, based on 53,705,479 shares of outstanding common stock held by non-affiliates and at a price of $0.32 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on April 27, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. As of April 27, 2023, we had the capacity to issue up to approximately $38.8 million of additional shares of common stock pursuant to the Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest and inflation rates, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, such as the minimum closing bid price of at least $1.00, stockholders’ equity, round lot holders requirements and the corporate governance requirements. If we fail to satisfy such requirements, Nasdaq may take steps to delist our common stock.

On April 4, 2023, we received a letter from the Nasdaq staff indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 2, 2023, to regain compliance. We will regain compliance under this rule if at any time before October 2, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and such securities continue to trade on the Nasdaq Capital Market.

We have not regained compliance with Nasdaq listing rules as of the filing date of this Quarterly Report on Form 10-Q.

We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by October 2, 2023, including potentially implementing a reverse stock split of our outstanding common stock (if approved by our stockholders) to attempt to regain compliance. If we do not regain compliance with Rule 5550(a)(2) by October 2, 2023, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our securities when you wish to do so. Such a delisting could also result in a limited amount of news and analyst coverage for the company; and a decreased ability for us to issue additional securities or obtain additional financing in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant dated February 6, 2004 (“Restated Certificate”)	S-3	333-127175	4.1	4-Aug-05

3.1.1	Certificate of Amendment of Restated Certificate dated May 6, 2011	8-K	000-50549	3.2	6-May-11

3.1.2	Certificate of Amendment of Restated Certificate dated May 6, 2014	8-K	000-50549	3.3	9-May-14

3.1.3	Certificate of Amendment of Restated Certificate dated May 6, 2015	10-Q	000-50549	3.4	11-May-15

3.1.4	Certificate of Amendment of Restated Certificate dated December 5, 2016	8-K	000-50549	3.1	5-Dec-16

3.1.5	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	10-Jun-19

3.1.6	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Name Change of the Registrant	8-K	000-50549	3.2	10-Jun-19

3.1.7	Certificate of Amendment of Restated Certificate dated May 25, 2021	8-K	000-50549	3.1	28-May-21

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	9-Aug-19

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	20-Oct-17

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Registrant	S-4	333-230758	4.11	8-Apr-19

4.3.1	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Private Oncternal	10-Q	000-50549	4.1	9-Aug-19

4.4	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.5	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.6	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.7	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement.	8-K	000-50549	4.2	21-Jul-20

4.8	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainwright”)	8-K	000-50549	4.1	31-Aug-20

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.10	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

10.1*#	Letter agreement with James B. Breitmeyer, M.D., Ph.D. dated March 31, 2023

10.2*#	Letter agreement with Salim Yazji, M.D. dated March 31, 2023

10.3*#	Letter agreement with Gunnar Kaufmann, Ph.D. dated March 31, 2023

10.4*#	Letter agreement with Richard Vincent dated March 31, 2023

10.5*#	Letter agreement with Chase C. Leavitt dated March 31, 2023

10.6*#	Letter agreement with Rajesh Krishnan, Ph.D. dated March 31, 2023

31.1*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

# Management contract or compensatory plan

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

Oncternal Therapeutics, Inc.

Date: May 4, 2023	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer