Form 10-Q
period 2023-06-30
Oncternal Therapeutics, Inc.
filed 2023-08-10
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 3, 2023, the registrant had 58,968,902 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,832	$37,142
Short-term investments	29,671	26,582
Prepaid and other	4,572	3,566
Total current assets	50,075	67,290
Right-of-use asset	366	87
Other assets	332	1,274
Total assets	$50,773	$68,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,224	$2,917
Accrued liabilities	2,462	4,678
Lease liability	145	87
Total current liabilities	4,831	7,682
Deferred compensation	537	—
Lease liability, net of current	221	—
Total liabilities	5,589	7,682
Commitments and contingencies (Note 4)
Preferred stock, $0.001 par value, authorized shares – 5,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 58,728 and 57,464 at June 30, 2023 and December 31, 2022, respectively	59	57
Additional paid-in capital	223,884	219,203
Accumulated comprehensive income	(6)	9
Accumulated deficit	(178,753)	(158,300)
Total stockholders’ equity	45,184	60,969
Total liabilities and stockholders’ equity	$50,773	$68,651

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant revenue	$106	$191	$309	$937
Operating expenses:
Research and development	6,577	8,761	15,608	15,740
General and administrative	3,074	3,225	6,389	6,904
Total operating expenses	9,651	11,986	21,997	22,644
Loss from operations	(9,545)	(11,795)	(21,688)	(21,707)
Interest income	579	54	1,235	62
Net loss	$(8,966)	$(11,741)	$(20,453)	$(21,645)
Comprehensive Income:
Unrealized loss on available-for-sale securities, net	(17)	—	(15)	—
Comprehensive loss	$(8,983)	$(11,741)	$(20,468)	$(21,645)
Net loss per share, basic and diluted	$(0.15)	$(0.23)	$(0.35)	$(0.44)
Weighted-average shares outstanding, basic and diluted	58,722	50,064	58,623	49,748

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(20,453)	$(21,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,565	3,655
Amortization of premiums (accretion of discounts) on short-term investments	(908)	—
Non-cash lease expense	74	109
Changes in operating assets and liabilities:
Prepaid and other	(64)	276
Accounts payable	(693)	560
Accrued liabilities	(2,216)	1,207
Deferred grant revenue	—	211
Deferred compensation	537	—
Change in lease liability	(74)	(109)
Net cash used in operating activities	(20,232)	(15,736)
Cash flows from investing activities
Purchases of available-for-sale securities	(37,196)	—
Maturities of available-for-sale securities	35,000	—
Net cash used in investing activities	(2,196)	—
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net	1,224	3,871
Repurchases of common stock for tax withholding obligations	(106)	—
Net cash provided by financing activities	1,118	3,871
Net decrease in cash and cash equivalents	(21,310)	(11,865)
Cash and cash equivalents at beginning of period	37,142	90,765
Cash and cash equivalents at end of period	$15,832	$78,900
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$353	$191

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at March 31, 2023	58,711	$59	$222,205	$11	$(169,787)	$52,488
Issuance of common stock upon vesting of restricted stock units	22	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(5)	—	(1)	—	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Stock-based compensation	—	—	1,680	—	—	1,680
Net loss	—	—	—	—	(8,966)	(8,966)
Balance at June 30, 2023	58,728	$59	$223,884	$(6)	$(178,753)	$45,184

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at March 31, 2022	49,429	$49	$204,179	$—	$(124,034)	$80,194
Issuance of common stock, net of issuance cost of $146	2,721	3	3,868		—	3,871
Stock-based compensation	—	—	1,677	—	—	1,677
Net loss	—	—	—	—	(11,741)	(11,741)
Balance at June 30, 2022	52,150	$52	$209,724	$—	$(135,775)	$74,001

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2022	57,464	$57	$219,203	$9	$(158,300)	$60,969
Issuance of common stock upon vesting of restricted stock units	240	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(91)	—	(106)	—	—	(106)
Issuance of common stock, net of issuance cost of $38	1,115	2	1,222	—	—	1,224
Stock-based compensation	—	—	3,565	—	—	3,565
Unrealized loss on available-for-sale securities				(15)		(15)
Net loss	—	—	—	—	(20,453)	(20,453)
Balance at June 30, 2023	58,728	$59	$223,884	$(6)	$(178,753)	$45,184

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2021	49,429	$49	$202,201	$—	$(114,130)	$88,120
Issuance of common stock, net of issuance cost of $146	2,721	3	3,868	—	—	3,871
Stock-based compensation	—	—	3,655	—	—	3,655
Net loss	—	—	—	—	(21,645)	(21,645)
Balance at June 30, 2022	52,150	$52	$209,724	$—	$(135,775)	$74,001

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

As a result of the strategic reprioritization announced in April 2023, the Company expects research and development expenses will decrease in future quarters after the closure of the Phase 3 ZILO-301 Study for the treatment of patients with relapsed or refractory MCL and the Phase 1/2 CIRM-0001 Study for the treatment of mantle cell lymphoma (“MCL”), chronic lymphocytic leukemia ( “CLL”) and marginal zone lymphoma (“MZL”), and the implementation of other cost reductions. The Company will continue to invest in: (i) advancing existing product candidates into later stages of clinical development, and (ii) further investigation and the development of other preclinical programs. Based on the reprioritization and other cost reductions, the Company believes it has sufficient cash to fund its projected operating requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements. As of June 30, 2023, the Company had $45.5 million in cash, cash equivalents and short-term investments and no debt. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $178.8 million as of June 30, 2023. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, including potentially delaying, scaling back or eliminating certain of its pipeline development programs, extend payment terms with suppliers, or liquidate assets where possible. Any of these actions could materially affect the Company’s business, results of operations and future prospects.

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

Notice of Delisting

On April 4, 2023, the Company received a letter from the Nasdaq staff indicating that, for the last thirty consecutive business days, the bid price for Oncternal’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq listing rules, the Company has been provided an initial period of 180 calendar days, or until October 2, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that Oncternal has achieved compliance with its rules if at any time before October 2, 2023, the bid price of Oncternal’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of Oncternal’s common stock and the common stock has continued to trade on The Nasdaq Capital Market.

The Company has not regained compliance with Nasdaq listing rules as of the date these financial statements were issued. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by October 2, 2023, including potentially implementing a reverse stock split of our outstanding common stock to attempt to regain compliance. During the Company’s annual meeting of shareholders held on June 28, 2023, the Company’s board of directors received authority to effect a reverse stock split of outstanding common stock within one year of the date of the annual meeting and within a range of not less than one-for-five and not more than one-for-thirty common shares.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2023	2022
Warrants to purchase common stock	3,411	4,235
Common stock options	10,642	8,204
Restricted stock unit awards	743	450
Total	14,796	12,889

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

2.
Balance Sheet Details

Prepaid and other consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development	$28	$—
Clinical trials	3,084	2,616
Insurance	1,023	669
Other prepaid expenses	175	103
Other receivable	262	178
	$4,572	$3,566

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development	$572	$972
Clinical trials	531	868
Legal fees	76	138
Compensation	1,230	2,691
Other	53	9
	$2,462	$4,678

3.
Marketable Securities

The Company invests in available-for-sale marketable securities consisting of money market funds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale marketable securities are classified as part of either cash, cash equivalents or short-term investments in the balance sheets. Available-for-sale marketable securities with original maturities of more than three months from the date of purchase as of June 30, 2023 and December 31, 2022, have been classified as short-term investments and are measured at a fair value on a recurring basis, and were as follows (in thousands):

		As of June 30, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Money market funds	1 or less	$15,330	$—	$—	$15,330
Total cash and cash equivalents		$15,330	$—	$—	$15,330
Short-term investments:
U.S. Treasury debt securities	1 or less	$29,677	$2	$(8)	$29,671
Total short-term investments		$29,677	$2	$(8)	$29,671
Total marketable securities		$45,007	$2	$(8)	$45,001

		As of December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Money market funds	1 or less	$25,108	$—	$—	$25,108
U.S. Treasury debt securities	1 or less	1,996	—	—	1,996
U.S. Government Agency	1 or less	1,991	—	—	1,991
Total cash and cash equivalents		$29,095	$—	$—	$29,095
Short-term investments:
U.S. Treasury debt securities	1 or less	$21,681	$7	$—	$21,688
Commercial Paper	1 or less	2,936	—	—	2,936
U.S. Government Agency	1 or less	1,956	2	—	1,958
Total short-term investments		$26,573	$9	$—	$26,582
Total marketable securities		$55,668	$9	$—	$55,677

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

4.
Commitments, Contingencies and Related Party Transactions

Lease and Sublease

Rent expense was $39,000 and $47,000 for the three months ended June 30, 2023 and 2022, respectively. Rent expense was $78,000 and $93,000 for the six months ended June 30, 2023 and 2022, respectively.

Since May 2019, the Company leased or subleased office space in San Diego, California. On April 18, 2022, the Company entered into a sublease agreement for office space which expires on July 31, 2023. Base rent under such sublease was approximately $157,000 annually and the monthly rent expense is being recognized on a straight-line basis over the term of the lease. On May 9, 2023, the Company entered into a lease agreement for the same office space which expires on September 30, 2025. Base rent under such lease is approximately $182,000 annually and the monthly rent expense will be recognized on a straight-line basis over the effective term of the lease.

The lease and sublease are included in the accompanying condensed consolidated balance sheet at the present value of the lease payments. As the lease and sublease agreements do not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of June 30, 2023, the Company has a net operating lease right-of-use asset and an aggregate lease liability of $366,000, which has a weighted average remaining lease term of 2.3 years.

Maturities of the lease liability due under the lease agreements as of June 30, 2023, are as follows (in thousands):

Maturity of lease liabilities	Operating Leases
2023	$61
2024	196
2025	150
Total lease payments	407
Less imputed interest	(41)
Total lease liability	366
Less current portion of lease liability	145
Lease liability, long-term	$221

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018. As of June 30, 2023 and December 31, 2022, the Company had no amounts receivable from SPH USA related to statements of work. SPH USA is the Company’s largest stockholder and an affiliate of one of the Company’s directors. The Company has an agreement with SPH USA for certain rights to the greater China area (see Note 5).

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

Under the terms of the Georgetown License Agreement, commencing in 2015, the Company: (i) shall pay and has paid an annual license maintenance fee of $10,000 until the first commercial sale occurs, (ii) is required to make up to $0.2 million in aggregate milestone payments upon the achievement of certain regulatory milestones, and (iii) will be required to pay low single digit royalties based on annual net product sales. The Company accounted for the licensed technology as an asset acquisition because it did not meet the definition of a business. All milestone payments under the Georgetown License Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. As of June 30, 2023, the Company had not triggered or made any milestone payments under the Georgetown License Agreement.

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

The University of Texas MD Anderson Cancer Center (“MD Anderson”)

In December 2014, the Company entered into a collaboration agreement (as amended, the “Collaboration”) with MD Anderson, which provides for the conduct of preclinical and clinical research for ONCT-216 in exchange for certain program payments. If MD Anderson successfully completes all the requirements of the Collaboration in full and the program is successfully commercialized, the Company will be required to pay aggregate milestone payments of $1.0 million based on net product sales. In July 2020 and September 2021, the Company entered into two research agreements with MD Anderson for certain services up to an aggregate cost of $0.8 million. The Company recorded research and development expense of none and $0.1 million for each of the three months ended June 30, 2023 and 2022, and none and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended thereafter, the Company and the Regents entered into a license agreement (as amended and restated, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 107,108 shares of common stock were issued, (ii) $25,000 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $20.1 million to $24.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (a) $30,000 and none in license maintenance fees as research and development expense for the three months ended June 30, 2023 and 2022, and $35,000 and none for each of the six months ended June 30, 2023 and 2022, respectively, and (b) none and $0.1 million amount in patent costs as general and administrative expense for the three months ended June 30, 2023 and 2022, respectively, a nominal amount and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company believes it has met its obligations under the Regents License Agreement.

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

Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125,000 in 2022, $131,250 in 2023, and $137,813 in 2024.The Company recorded $0.1 million in research and development expenses under these agreements for each of the three months ended June 30, 2023 and 2022, and $0.3 million for each of the six months ended June 30, 2023 and 2022, respectively. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022 and August 2022, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing selective androgen receptor degrader technologies owned or controlled by UTRF, including all improvements thereto, which is now known as the dual action androgen receptor inhibitor (“DAARI”) program. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of a nominal amount for the three months ended June 30, 2023 and 2022, and $0.1 million and $0.2 million for each of the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company believes it has met its obligations under the DAARI License Agreement.

The California Institute for Regenerative Medicine (“CIRM”) Award

In August 2017, and as amended and restated in December 2020, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the Company’s Phase 1/2 clinical trial evaluating zilovertamab in combination with ibrutinib for the treatment of patients with B-cell lymphoid malignancies, including MCL and CLL. This study is known as CIRM-0001, or Cirmtuzumab and Ibrutinib for Relapsed Lymphoma or Leukemia (the “CIRLL study”). The Company: (i) conducted this study in collaboration with UC San Diego, (ii) received $14.5 million in development milestones under research subaward agreements during the award project period from October 1, 2017 through March 31, 2022, (iii) was committed to and met certain co-funding requirements, and (iv) was required to provide UC San Diego progress and financial update reports throughout the award period. The subaward does not bear a royalty payment commitment, nor is the subaward otherwise refundable. As of June 30, 2023, the Company believes it has met its obligations under the CIRM award and UC San Diego subawards.

The National Institutes of Health (“NIH”) Grant Awards

In August 2021, the NIH awarded the Company two research and development grants for up to $2.2 million to support pre-clinical activities for the Company’s ONCT-216 and DAARI programs, including $0.7 million payable to subawardees. In March 2023, the NIH awarded the Company a research and development grant for up to $1.8 million to support pre-clinical activities for the Company’s DAARI program, including $0.3 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the six months ended June 30, 2023, the Company received $0.4 million in award payments, recorded $0.3 million in grant revenue and a nominal amount in unbilled grant receivable as of June 30, 2023. During the six months ended June 30, 2022, the Company received $0.9 million in award payments from the NIH and recorded $0.6 million in grant revenue and deferred revenue of $0.2 million.

Clinical Trial and Supply Agreements

In April 2018, and as amended in August 2019, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, an AbbVie Company, to supply ibrutinib for the Phase 1/2 study CIRM-0001. Effective in June 2022, the Company entered into a Clinical Trial and Supply Agreement with Pharmacyclics, LLC, to supply ibrutinib for the Company’s Phase 3 study ZILO-301. Such agreement does not bear any upfront costs, inventory purchase costs, milestone or royalty payment commitments or other financial obligations. In April 2023, the Company reprioritized the development of zilovertamab and is closing the Phase 3 ZILO-301 and the Phase 1/2 CIRM-0001 studies.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three months ended June 30, 2023 and 2022 (see Note 4).

Contingent Value Rights Agreement (“CVR Agreement”)

Pursuant to the GTx merger agreement entered into in June 2019 (the “Merger”), the Company, a representative of holders of the Contingent Value Rights (“CVRs”), and Computershare, Inc. as rights agent, entered into the CVR Agreement. Pursuant to the CVR Agreement, the Company’s stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger.

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by the Company or its affiliates during the CVR Term incorporating the DAARI technology. As of June 30, 2023, no transactions or net sales relating to the DAARI technology had occurred.

6.
Fair Value

As of June 30, 2023 and December 31, 2022, the following fair value hierarchy table presents the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Assets:
Cash and cash equivalents:
Money market funds	$15,330	$15,330	$—	$—
Total cash and cash equivalents	$15,330	$15,330	$—	$—
Short-term investments:
U.S. Treasury debt securities	$29,671	$29,671	$—	$—
Total short-term investments	$29,671	$29,671	$—	$—
Total assets measured at fair value	$45,001	$45,001	$-	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Cash and cash equivalents:
Money market funds	$25,108	$25,108	$—	$—
U.S. Treasury debt securities	1,996	1,996	—	—
U.S. Government Agency	1,991	—	1,991	—
Total cash and cash equivalents	$29,095	$27,104	$1,991	$—
Short-term investments:
U.S. Treasury debt securities	$21,688	$21,688	$—	$—
Commercial Paper	2,936	—	2,936	—
U.S. Government Agency	1,958	—	1,958	—
Total short-term investments	$26,582	$21,688	$4,894	$—
Total assets measured at fair value	$55,677	$48,792	$6,885	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2023 and 2022.

7.
Stockholders’ Equity

ATM Program

In December 2021, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, pursuant to which the Company is able to offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. During the three and six months ended June 30, 2023, the Company sold none and 1,115,480 shares of common stock for net proceeds of none and $1.2 million, respectively.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2022	3,410,642	$3.70	2.94
Issued	—	$—	—
Forfeited	—	$—	—
Exercised	—	$—	—
Balance at June 30, 2023	3,410,642	$3.70	2.44

All warrants met the criteria for classification in stockholders’ equity.

Equity Incentive Plans

Stock Option Awards

Contemporaneous with the Merger closing: (i) Oncternal’s 2015 Equity Incentive Plan, as amended (“2015 Plan”) was assumed by the Company, and (ii) the Company adopted the 2019 Incentive Award Plan (“2019 Plan”) under which the sum of: (a) 1,954,150 shares of common stock, and (b) an annual increase on the first day of each calendar year beginning January 1, 2020, and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the board of directors, are reserved for issuance.

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

As of June 30, 2023, 2,094,450 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,515,696	$4.16	8.1	$101,611
Granted	3,030,300	$0.90
Forfeited	(903,609)	$3.52
Outstanding at June 30, 2023	10,642,387	$3.29	7.7	$405
Options vested and expected to vest as of June 30, 2023	10,642,387	$3.29	7.7	$405
Options vested and exercisable as of June 30, 2023	4,471,089	$4.44	7.1	$—

For the six months ended June 30, 2023 and 2022, the weighted average grant date fair value per share of option grants was $0.72 and $1.43, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the six months ended June 30, 2023 and 2022, no stock options were exercised.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. Issued RSUs generally vest over an eighteen month to two-year period. RSU activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	1,009,083	0.6	$1.64
Granted	—
Vested	(239,133)		$2.34
Forfeited/ Repurchased	(26,935)		$1.61
Nonvested at June 30, 2023	743,015	0.3	$1.42
Units expected to vest as of June 30, 2023	743,015	0.3	$1.42

The fair value of RSUs vested during the six months ended June 30, 2023 was $0.2 million.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.8%	3.2%	4.1%	2.0%
Expected volatility	104.0%	97.0%	100.3%	99.8%
Expected term (in years)	5.6	5.9	6.0	6.1
Expected dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$889	$820	$2,006	$1,883
General and administrative	791	857	1,559	1,772
	$1,680	$1,677	$3,565	$3,655

As of June 30, 2023, the unrecognized compensation cost related to non-vested stock options was $10.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

As of June 30, 2023, the unrecognized compensation cost related to non-vested restricted stock units was $0.5 million, which is expected to be recognized over a weighted-average period of 0.5 year.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in thousands):

June 30, 2023
Common stock warrants	3,411
Common stock options issued and outstanding	10,642
Restricted stock unit awards unvested and outstanding	743
Common stock available for issuance under the Inducement Plan and 2019 Plan	2,094
16,890

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2023, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023, our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed with the SEC on May 4, 2023, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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
•
ONCT-534, is a dual-action androgen receptor inhibitor (DAARI) with preclinical activity in prostate cancer models against both unmutated androgen receptor (AR), and against multiple forms of AR mutation. It is a potential treatment for patients with metastatic castrate-resistant prostate cancer (mCRPC). We believe ONCT-534 has the potential to address significant unmet medical needs related to resistance to androgen receptor inhibitors, including those with AR amplification, mutations in the AR ligand binding domain (LBD), or splice variants with loss of the AR LBD. We submitted our IND application and received a Study May Proceed letter from the U.S. Food and Drug Administration (FDA), for a Phase 1/2 dose escalation study of ONCT-534, a novel DAARI, in patients with mCRPC who have relapsed or are refractory to approved androgen receptor signaling inhibitors (ARSIs). We expect to initiate such Phase 1/2 clinical trial in the third quarter of 2023, and anticipate initial clinical data in the first half of 2024.
•
Zilovertamab is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) bind to a specific functionally important epitope of ROR1, a growth factor receptor that is widely expressed on many tumor types and that activates pathways leading to increased tumor proliferation, invasiveness, and drug resistance in preclinical models, and (ii) inhibit ROR1 function. Zilovertamab was evaluated in a Phase 1/2 Study CIRM-0001 in combination with ibrutinib for the treatment of patients with mantle cell lymphoma (MCL), chronic lymphocytic leukemia (CLL) and marginal zone lymphoma (MZL). Zilovertamab is also being evaluated in two investigator-initiated studies, a Phase 2 clinical trial of zilovertamab in combination with venetoclax, a Bcl-2 inhibitor, in patients with relapsed/refractory R/R CLL, and a Phase 1b study of zilovertamab in combination with docetaxel in patients with mCRPC. In April 2023, we reprioritized the development of zilovertamab and are in the process of closing the Phase 3 ZILO-301 Study for the treatment of patients with relapsed or refractory MCL and the Phase 1/2 CIRM-0001 Study for the treatment of MCL, CLL and MZL.

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

Since the inception of Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing our pipeline of development programs, including ONCT-808, ONCT-534, zilovertamab and ONCT-216. Under research subaward agreements between us and UC San Diego, we received $14.5 million in development milestones during the award project period from October 1, 2017 to March 31, 2022. Through June 30, 2023, we have funded our operations primarily through: (i) gross proceeds of $136.3 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $14.5 million in subaward grant payments from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019 (GTx Merger). As of June 30, 2023, we had cash, cash equivalents and short-term investments of $45.5 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $9.0 million for the three months ended June 30, 2023 and we had an accumulated deficit of $178.8 million as of June 30, 2023. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTx Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Components of Results of Operations

Grant Revenue

Our grant revenue has been derived from a California Institute for Regenerative Medicine (CIRM), grant subaward with UC San Diego and research and development grants from the National Institutes of Health (NIH).

In August 2017, CIRM awarded an $18.3 million grant to researchers at UC San Diego to advance the CIRLL study throughout the award project period from October 1, 2017 through March 31, 2022. We conducted this study in collaboration with UC San Diego and received $14.5 million during the project period related to development milestone payments under research subaward agreements. In addition, we were committed to certain co-funding requirements and we were required to provide UC San Diego progress and financial update reports throughout the award project period. As of June 30, 2023, we believe we have met our obligations under the CIRM award and UC San Diego subawards.

In August 2021, the NIH awarded us two research and development grants for up to $2.2 million to support pre-clinical and other research activities for our ONCT-216 and DAARI programs, including $0.7 million payable to subawardees. In March 2023, the NIH awarded us a research and development grant for up to $1.8 million to support pre-clinical and other research activities for our DAARI program, including $0.3 million payable to subawardees. During the six months ended June 30, 2023, we received $0.4 million in award payments, recorded $0.3 million in grant revenue and a nominal amount in unbilled grant receivable as of June 30, 2023. During the six months ended June 30, 2022, we received $0.9 million in award payments from the NIH and recorded $0.6 million in grant revenue and deferred revenue of $0.2 million.

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

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, contract research organizations (CROs), contract manufacturing organizations and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track our costs by product candidate unless we can include them as subaward costs.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Grant revenue	$106	$191	$(85)	$309	$937	$(628)
Operating expenses:
Research and development	6,577	8,761	(2,184)	15,608	15,740	(132)
General and administrative	3,074	3,225	(151)	6,389	6,904	(515)
Total operating expenses	9,651	11,986	(2,335)	21,997	22,644	(647)
Loss from operations	(9,545)	(11,795)	2,250	(21,688)	(21,707)	19
Interest income	579	54	525	1,235	62	1,173
Net loss	$(8,966)	$(11,741)	$2,775	$(20,453)	$(21,645)	$1,192

Comparison of Three Months Ended June 30, 2023 and 2022

Grant Revenue

Grant revenue was $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.1 million was primarily due to the timing of NIH grant activities.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2023	2022	Increase/(Decrease)
Zilovertamab	$745	$3,311	$(2,566)
ONCT-534	1,309	652	657
ONCT-808	1,154	1,336	(182)
ONCT-216	86	535	(449)
Unallocated research and development expenses	3,283	2,927	356
Total research and development expenses	$6,577	$8,761	$(2,184)

Research and development expenses for the three months ended June 30, 2023 and 2022 were $6.6 million and $8.8 million, respectively, a decrease of $2.2 million. The decrease was primarily due to a $2.5 million decrease in direct product candidate expenses and a $0.3 million increase in unallocated expenses.

Direct expenses for zilovertamab decreased $2.6 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to lower clinical trial activity and manufacturing costs associated with the reprioritization of this program in April 2023.

Direct expenses for ONCT-534 increased $0.7 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in manufacturing activities.

Direct expenses for ONCT-808 for the three months ended June 30, 2023 decreased $0.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a significant decrease in manufacturing and pre-clinical research activities substantially offset by an increase in clinical trial activities.

Direct expenses for ONCT-216 decreased $0.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due primarily to lower clinical trial activity and manufacturing costs since the program was deprioritized in 2022.

Unallocated expenses increased $0.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher personnel costs, including non-cash stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $3.1 million and $3.2 million, respectively, a decrease of $0.1 million primarily due to lower legal expenses which were partially offset by higher personnel expenses.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022 were $0.6 million and $0.1 million, respectively, an increase of $0.5 million primarily due to interest income from short-term investments (including the amortization of discounts and premiums). We began investing in short-term investments in the fourth quarter of 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

Grant Revenue

Grant revenue was $0.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.6 million was primarily due to the timing of NIH grant activities and the completion of the CIRM subaward in the first quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,		Increase/
(in thousands)	2023	2022	(Decrease)
Zilovertamab	$4,235	$5,211	$(976)
ONCT-534	2,127	912	1,215
ONCT-808	2,041	2,200	(159)
ONCT-216	310	1,557	(1,247)
Unallocated research and development expenses	6,895	5,860	1,035
Total research and development expenses	$15,608	$15,740	$(132)

Research and development expenses for the six months ended June 30, 2023 and 2022 were $15.6 million and $15.7 million, respectively, a decrease of $0.1 million. The decrease was primarily due to a $1.1 million decrease in direct product candidate expenses which was substantially offset by a $1.0 million increase in unallocated expenses.

Direct expenses for zilovertamab decreased $1.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to lower clinical trial activity and manufacturing costs associated with the reprioritization of this program in April 2023.

Direct expenses for ONCT-534 increased $1.2 million for the six months ended June 30, 2023, compared to the six months ended June 20, 2022, primarily due to an increase in manufacturing and pre-clinical development activities.

Direct expenses for ONCT-808 decreased $0.2 million for the six months ended June 30, 2023, compared to the six months ended June 20, 2022, primarily due to a significant decrease in manufacturing activities which was substantially offset by an increase in clinical trial activities.

Direct expenses for ONCT-216 decreased $1.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to lower clinical trial activity and manufacturing costs associated with the program being deprioritized in 2022.

Unallocated expenses increased $1.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher personnel costs, including non-cash stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $6.4 million and $6.9 million, respectively, a decrease of $0.5 million was primarily due to lower legal and corporate insurance expenses.

Interest Income

Interest income for the six months ended June 30, 2023 and 2022 were $1.2 million and $0.1 million, respectively, an increase of $1.1 million primarily due to interest income from short-term investments (including the amortization of discounts and premiums). We began investing in short-term investments in the fourth quarter of 2022.

Liquidity and Capital Resources

As a result of the strategic reprioritization announced in April 2023, we: (i) believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into 2025, and (ii) expect our research and development expenses will decrease in future quarters after we close two clinical studies and implement other cost reductions. As of June 30, 2023, we had $45.5 million in cash, cash equivalents and short-term investments and no debt. We have incurred losses and negative cash flows from operations since inception. As of June 30, 2023, we had an accumulated deficit of $178.8 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect our operating expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar arrangements.

In December 2021, we entered into an Open Market Sales AgreementSM (Sales Agreement), with Jefferies LLC, providing for the sale of up $50.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the three and six months ended June 30, 2023, we sold none and 1,115,480 shares of common stock for net proceeds of none and $1.2 million, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(20,232)	$(15,736)
Investing activities	(2,196)	—
Financing activities	1,118	3,871
Net decrease in cash and cash equivalents	$(21,310)	$(11,865)

Operating Activities

Net cash used in operating activities was $20.2 million and $15.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used in operations was primarily due to the timing of payments related to clinical and manufacturing activities. The net cash used in operating activities during the six months ended June 30, 2023 was primarily due to our net loss of $20.5 million adjusted for $2.7 million of non-cash charges, primarily for stock-based compensation, and a $2.5 million change in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2022 was primarily due to our net loss of $21.6 million adjusted for $3.7 million of non-cash charges, primarily for stock-based compensation, and a $2.1 million change in operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $2.2 million consisting primarily of net purchases of available-for-sale securities. We did not engage in cash investing activities for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $1.1 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. The net cash provided during 2023 and 2022 resulted primarily from the proceeds received from the sale of common stock under the “at-the-market” program.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish the sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Our forecast of the period of time through which our existing cash, cash equivalents and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

In December 2021, we entered into the Sales Agreement, pursuant to which we are able to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals, and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2023, from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 or our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant dated February 6, 2004 (“Restated Certificate”)	S-3	333-127175	4.1	4-Aug-05

3.1.1	Certificate of Amendment of Restated Certificate dated May 6, 2011	8-K	000-50549	3.2	6-May-11

3.1.2	Certificate of Amendment of Restated Certificate dated May 6, 2014	8-K	000-50549	3.3	9-May-14

3.1.3	Certificate of Amendment of Restated Certificate dated May 6, 2015	10-Q	000-50549	3.4	11-May-15

3.1.4	Certificate of Amendment of Restated Certificate dated December 5, 2016	8-K	000-50549	3.1	5-Dec-16

3.1.5	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Reverse Stock Split of the Registrant	8-K	000-50549	3.1	10-Jun-19

3.1.6	Certificate of Amendment of Restated Certificate dated June 7, 2019 related to the Name Change of the Registrant	8-K	000-50549	3.2	10-Jun-19

3.1.7	Certificate of Amendment of Restated Certificate dated May 25, 2021	8-K	000-50549	3.1	28-May-21

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Specimen of Common Stock Certificate	10-Q	000-50549	4.2	9-Aug-19

4.2	Form of Common Stock Warrant, issued by Registrant pursuant to the Purchase Agreement dated September 25, 2017, between Registrant and the purchasers identified in Exhibit A therein	S-3	333-221040	4.9	20-Oct-17

4.3	Form of Warrant to purchase shares of Series B-2 Preferred Stock of Registrant	S-4	333-230758	4.11	8-Apr-19

4.3.1	Form of Amendment to Warrant to Purchase shares of Series B-2 Preferred Stock of Private Oncternal	10-Q	000-50549	4.1	9-Aug-19

4.4	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.5	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.6	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.7	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement.	8-K	000-50549	4.2	21-Jul-20

4.8	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainwright”)	8-K	000-50549	4.1	31-Aug-20

4.9	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.10	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

10.1*# †	Advisory Services Agreement effective June 14, 2023 between the Registrant and Gunnar F. Kaufmann, Ph.D.

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Oncternal Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer