Form 10-Q
period 2024-03-31
Oncternal Therapeutics, Inc.
filed 2024-05-09
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 2, 2024, the registrant had 2,959,645 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,396	$6,697
Short-term investments	20,631	27,558
Prepaid and other	1,477	1,804
Total current assets	28,504	36,059
Right-of-use asset	225	258
Other assets	412	412
Total assets	$29,141	$36,729
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,462	$1,148
Accrued liabilities	4,475	3,877
Lease, current	179	173
Total current liabilities	6,116	5,198
Deferred compensation	—	1,334
Lease, net of current	99	145
Total liabilities	6,215	6,677
Commitments and contingencies (Note 4)
Preferred stock, $0.001 par value, authorized shares – 5,000 at March 31, 2024 and December 31, 2023; issued shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 2,960 and 2,948 at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	229,098	227,825
Accumulated comprehensive income (loss)	(8)	3
Accumulated deficit	(206,167)	(197,779)
Total stockholders’ equity	22,926	30,052
Total liabilities and stockholders’ equity	$29,141	$36,729

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Grant revenue	$569	$203
Operating expenses:
Research and development	6,059	9,031
General and administrative	3,289	3,315
Total operating expenses	9,348	12,346
Loss from operations	(8,779)	(12,143)
Interest income	391	656
Net loss	$(8,388)	$(11,487)
Comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(11)	2
Comprehensive loss	$(8,399)	$(11,485)
Net loss per share, basic and diluted	$(2.83)	$(3.93)
Weighted-average shares outstanding, basic and diluted	2,959	2,926

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,388)	$(11,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,360	1,885
Accretion of discounts on short-term investments	(308)	(441)
Non-cash lease expense	33	37
Changes in operating assets and liabilities:
Prepaid and other assets	327	925
Accounts payable	314	(953)
Accrued liabilities	(801)	(1,204)
Deferred compensation	65	306
Change in lease liability	(40)	(37)
Net cash used in operating activities	(7,438)	(10,969)
Cash flows from investing activities
Purchases of available-for-sale securities	(10,026)	(22,048)
Maturities of available-for-sale securities	17,250	6,000
Net cash provided by (used in) investing activities	7,224	(16,048)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	1,224
Repurchases of common stock for tax withholding obligations	(87)	(105)
Net cash provided by (used in) financing activities	(87)	1,119
Net decrease in cash and cash equivalents	(301)	(25,898)
Cash and cash equivalents at beginning of period	6,697	37,142
Cash and cash equivalents at end of period	$6,396	$11,244

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2023	2,948	$3	$227,825	$3	$(197,779)	$30,052
Issuance of common stock upon vesting of restricted stock units	19	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(7)	—	(87)	—	—	(87)
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	1,360	—	—	1,360
Net loss	—	—	—	—	(8,388)	(8,388)
Balance at March 31, 2024	2,960	$3	$229,098	$(8)	$(206,167)	$22,926

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	2,874	$3	$219,257	$9	$(158,300)	$60,969
Issuance of common stock upon vesting of restricted stock units	10	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(4)	—	(105)	—	—	(105)
Issuance of common stock, net of issuance cost of $38	56	—	1,224	—	—	1,224
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Stock-based compensation	—	—	1,885	—	—	1,885
Net loss	—	—	—	—	(11,487)	(11,487)
Balance at March 31, 2023	2,936	$3	$222,261	$11	$(169,787)	$52,488

See accompanying notes.

Oncternal Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited; Dollars in thousands unless otherwise noted)

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

Principles of Consolidation

The condensed consolidated financial statements (the “financial statements”) include the accounts of the Company and its wholly-owned subsidiaries, Oncternal Oncology, Inc. and Oncternal, Inc. All intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

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

As of March 31, 2024, the Company had $27.0 million in cash, cash equivalents, and short-term investments, no debt and an accumulated deficit of $206.2 million. From its inception, the Company has incurred recurring operating losses and negative cash flows from operations. The Company has concluded that the balance of cash, cash equivalents and short-term investments will not be sufficient to fund its planned expenditures and meet its obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to its operating plans or programs to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months following the issuance date of these financial statements. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As of April 2, 2024, the Company’s at-the-market (“ATM”) equity offering program expired. Through March 31, 2024, the Company had sold 457,342 shares of common stock for net proceeds of $10.8 million under the ATM program.

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

On January 8, 2024, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company regained compliance with the Nasdaq listing rules. Each of the Company’s shareholders received one new share of common stock for every 20 shares such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. The par value and authorized shares of the Company's common stock was not adjusted as a result of the Reverse Stock Split. The Reverse Split also affected the Company’s outstanding common stock options and warrants, and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data, common stock options and warrants included in these financial statements, including the exercise price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Basis of Presentation

The accompanying interim financial statements are unaudited. The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited financial statements have been prepared on the same basis as the audited, consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, filed with the SEC on its Annual Report on Form 10-K on March 7, 2024. The results presented in these unaudited financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the financial statements and accompanying notes requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates consist of those used to determine accruals for clinical trial and research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of Level 1 financial instruments in the fair value hierarchy (see Note 6 – Fair Value) and include cash in readily available checking accounts, money market accounts and commercial paper.

Short-term Investments

Short-term investments consist of U.S. treasury notes and bills, certificates of deposit, commercial paper and U.S. government sponsored enterprise securities with maturities of less than one year from the balance sheet date and are debt securities considered to be Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 6 – Fair Value). The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2024 and December 31, 2023 as “available-for-sale” pursuant to ASC 320 Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value as determined by prices for identical or similar securities, with the unrealized gains and losses included as a separate component of accumulated comprehensive income (loss). In accordance with policy, the Company does not invest in or hold equity securities in its investment portfolio.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums or accretion of discounts to maturity. The Company includes interest and dividends on securities classified as available-for-sale in interest income. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. Realized gains or losses on available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company records unrealized gains and losses on available-for-sale marketable securities as a component of comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity on the balance sheets.

The Company elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded in short-term investments in the accompanying balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which the Company determines the accrued interest will not be collected.

The Company evaluates short-term investments for other-than-temporary impairment at the balance sheet date. Factors considered in determining whether a loss is other-than temporary include how significant the decline in value is as a percentage of the original cost, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2024, there were no impairment charges on short-term investments.

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

Research and Development Expenses and Accruals

Research and development expenses consist of costs incurred for the Company’s own and for sponsored and collaborative research and development activities. Research and development costs are expensed as incurred and include manufacturing process and development costs, costs associated with preclinical studies and clinical trials, regulatory and medical affairs activities, quality assurance activities, salaries and benefits, including stock-based compensation, fees paid to third-party consultants, license fees and overhead.

The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities and all clinical trial expenses are included in research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
	2024	2023
Warrants to purchase common stock	170,521	170,521
Common stock options	716,248	587,406
Restricted stock unit awards	—	38,147
Total	886,769	796,074

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280), which intends to improve financial reporting primarily through enhanced disclosures about significant segment expenses. Topic 280 includes amendments which a) introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker(CODM), b) extend certain annual disclosures to interim periods, c) clarify single reportable segment entities must apply ASC 280 in its entirety, d) permit more than one measure of segment profit or loss to be reported under certain conditions, and e) require disclosure of the title and position of the CODM. This update is effective for all public entities beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Tax – Improvements to Income Tax Disclosures, which intends to improve financial reporting primarily through enhanced disclosures about significant segment expenses. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This update is effective for all public entities beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

2.
Balance Sheet Details

Prepaid and other consist of the following:

	March 31,	December 31,
	2024	2023
Research and development	$123	$312
Clinical trials	212	294
Insurance	229	478
Other prepaid expenses	196	88
Related party receivable (see Note 4)	139	139
Grant and other receivable	578	493
	$1,477	$1,804

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Research and development	$694	$146
Clinical trials	935	2,018
Legal fees	175	134
Compensation	1,256	1,579
Deferred compensation	1,399	—
Other	16	—
	$4,475	$3,877

3.
Short-term Investments

The Company invests in available-for-sale marketable securities consisting of money market funds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities.

Available-for-sale marketable securities with original maturities of more than three months from the date of purchase as of March 31, 2024 and December 31, 2023 have been classified as short-term investments and are measured at a fair value on a recurring basis, and were as follows:

		As of March 31, 2024
	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investments:
U.S. Treasury debt securities	1 or less	$19,649	$—	$(7)	$19,642
Commercial Paper	1 or less	990	—	(1)	989
Total short-term investments		$20,639	$—	$(8)	$20,631

		As of December 31, 2023
	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investments:
U.S. Treasury debt securities	1 or less	$23,840	$4	$—	$23,844
Commercial Paper	1 or less	2,738	—	(1)	2,737
U.S. Government Agency	1 or less	977	—	—	977
Total short-term investments		$27,555	$4	$(1)	$27,558

The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2024 and December 31, 2023. All the Company’s available-for-sale marketable securities mature within one year. The Company has no allowance for credit losses as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company recognized an unrealized loss of $11 and an unrealized gain of $2, in the accompanying statements of operations and comprehensive loss. Accrued interest receivable on available-for-sale securities was $13 at March 31, 2024 and $15 at December 31, 2023. We have not written off any accrued interest receivable in any of the periods presented in these financial statements.

4.
Commitments, Contingencies and Related Party Transactions

Lease (in thousands)

Rent expense was $41 and $39 for the three months ended March 31, 2024 and 2023, respectively.

From May 2019 through April 2022, the Company leased office space in San Diego, California. In April 2022, the Company entered into a sublease agreement for office space which expired on July 31, 2023 (the “San Diego Lease”). In May 2023, the Company entered into a lease agreement for the same office space which expires on September 30, 2025. Base rent under such lease is approximately $145 annually and the monthly rent expense will be recognized on a straight-line basis over the effective term of the lease.

The San Diego Lease is included in the accompanying balance sheet at the present value of the lease payments. As the San Diego Lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of March 31, 2024, the Company has an operating lease right-of-use asset of $225 and a lease liability of $278, with a weighted average remaining lease term of 1.5 years.

Maturities of the lease liability due under the lease agreements as of March 31, 2024, are as follows:

Maturity of lease liabilities	Operating Leases
2024	$148
2025	150
Total lease payments	298
Less imputed interest	(20)
Total lease liability	278
Less current portion of lease liability	(179)
Lease liability, long-term	$99

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA will execute various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018 (see Note 5). During 2023, the Company sold $0.5 million of materials to SPH USA which was recorded as an offset to ONCT-216 operating expenses. As of March 31, 2024 and December 31, 2023, the Company had $0.1 million in amounts receivable from SPH USA related to statements of work. SPH USA is the Company’s largest stockholder and an affiliate of one of the Company’s directors.

5.
License, Collaboration and Grant Award/Subaward Agreements

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022 and as amended thereafter, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing technologies owned or controlled by UTRF that make up our dual action androgen receptor inhibitor (“DAARI”) program, including all improvements thereto. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $0.1 million and a nominal amount for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company believes it had met its obligations under the DAARI License Agreement.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018, and as amended thereafter, the Company and the Regents entered into a license agreement (as amended and restated, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 5,355 shares of common stock were issued, (ii) $25 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $20.1 million to $24.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (a) none and nominal license maintenance fees as research and development expense for the three months ended March 31, 2024 and 2023, respectively, and (b) $0.2 million and a nominal amount in patent costs as general and administrative expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company believes it had met its obligations under the Regents License Agreement.

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

Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125 in 2022, $131 in 2023, and $138 in 2024 and 2025. The Company recorded $0.1 million in research and development expenses under the Research Agreement for each of the three months ended March 31, 2024 and 2023. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The National Institutes of Health (“NIH”) Grant Awards

The NIH has awarded the Company three research and development grants for up to $4.0 million to support preclinical activities for the Company’s ONCT-534 and ONCT-216 programs, including $1.0 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the three months ended March 31, 2024, the Company received $0.5 million in award payments, recorded $0.6 million in grant revenue and had $0.6 million in an unbilled grant receivable. During the three months ended March 31, 2023, the Company received $0.1 million in award payments from the NIH, and recorded $0.2 million in grant revenue, and had $0.1 million in an unbilled grant receivable.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the three months ended March 31, 2024 and 2023 (see Note 4).

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

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by the Company or its affiliates during the CVR Term incorporating the DAARI technology. Through March 31, 2024, no transactions or net sales relating to the DAARI technology had occurred.

6.
Fair Value

As of March 31, 2024 and December 31, 2023, the following fair value hierarchy table presents the Company’s financial assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024
Short-term investments:
U.S. Treasury debt securities	$19,642	$10,088	$9,554	$—
Commercial Paper	989	—	989	—
Total assets measured at fair value	$20,631	$10,088	$10,543	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Short-term investments:
U.S. Treasury debt securities	$23,844	$10,912	$12,932	$—
Commercial Paper	2,737	—	2,737	—
U.S. Government Agency	977	—	977	—
Total assets measured at fair value	$27,558	$10,912	$16,646	$—

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any investment securities between the classification levels during each of the three months ended March 31, 2024 and 2023.

7.
Stockholders’ Equity

ATM Program

In December 2021, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, pursuant to which the Company is able to offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. On April 2, 2024, the ATM program expired when three years from the effective date of the Company’s shelf registration statement on Form S-3 (No. 333-254985) had passed. On March 8, 2024, the Company filed a new shelf registration statement on Form S-3 (No. 333-277795) which was declared effective by the Securities and Exchange Commission on May 1, 2024. During the three months ended March 31, 2024, the Company did not sell shares of common stock under the ATM program.

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2023	170,521	$74.00	1.94
Issued / Exercised / Forfeited / Expired	—	$—	—
Balance at March 31, 2024	170,521	$74.00	1.69

As of March 31, 2024 and 2023, all warrants met the criteria for classification in stockholders’ equity.

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

In July 2015, Oncternal adopted the 2015 Plan which provided for the issuance of shares of common stock for incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards to its employees, members of its board of directors and consultants. In general, the options issued under the 2015 Plan expire ten years from the date of grant and vest over a four-year period. Certain grants vested based on the achievement of development or regulatory milestones and the 2015 Plan was terminated as to new grant awards in June 2019.

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

In February 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. As amended in 2021, the Inducement Plan has reserved 140,000 shares of common stock to be used exclusively for the issuance of non-statutory stock options to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of the 2019 Plan.

As of March 31, 2024, 81,424 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	548,073	$56.51
Granted	168,175	$9.20
Outstanding at March 31, 2024	716,248	$45.40	8.1	$87,518
Options vested and expected to vest as of March 31, 2024	716,248	$45.40	8.1	$87,518
Options vested and exercisable as of March 31, 2024	341,545	$66.99	7.2	$47,812

For the three months ended March 31, 2024 and 2023, the weighted average grant date fair value per share of option grants was $7.70 and $15.58, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the three months ended March 31, 2024 and 2023, no stock options were exercised.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. Issued RSUs generally vested over an eighteen month to two-year period. RSU activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	18,557	0.1	$28.32
Vested	(18,557)		$28.32
Nonvested and expected to vest as of March 31, 2024	—	—	$—

The fair value of RSUs vested during the three months ended March 31, 2024 was $0.2 million.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.3%	4.1%
Expected volatility	107.5%	99.8%
Expected term (in years)	6.1	6.1
Expected dividend yield	—%	—%

Expected volatility. During 2023, the expected volatility assumption was based on a blend of volatilities of the Company’s share price and a peer group of similar companies whose share prices are publicly available. The volatility of the Company’s shares price was measured using the closing share price beginning June 10, 2019, the date of the closing of the Merger, through the current period. The peer group was developed based on companies in the life sciences industry with comparable characteristics to the Company including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. Effective January 1, 2024, the Company elected to remove peer group companies and calculates its expected volatility assumption solely on the volatility of the Company’s historical share prices using the closing share price beginning June 10, 2019 through the current period.

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

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows:

	Three Months Ended
	March 31,
	2024	2023
Research and development	$695	$1,117
General and administrative	665	768
	$1,360	$1,885

As of March 31, 2024, the unrecognized compensation cost related to non-vested stock options was $7.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

March 31, 2024
Common stock warrants	170,521
Common stock options issued and outstanding	716,248
Common stock available for issuance under the Inducement Plan and 2019 Plan	81,424
968,193

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2024, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024, our prior Quarterly Reports on Form 10-Q, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

In 2023, we commenced Study ONCT-534-101 (NCT05917470), a Phase 1/2, single-arm, open-label, multi-center study to evaluate the safety and tolerability, pharmacokinetics, and preliminary anti-tumor activity of ONCT-534 in patients with mCRPC who have relapsed or are refractory to approved androgen receptor pathway inhibitors (ARPIs) including enzalutamide, abiraterone, apalutamide and darolutamide. The Phase 1 portion of the study utilizes an adaptive Bayesian Optimal Interval (BOIN) design with five ONCT-534 dosing cohorts ranging from 40 mg to 600 mg per day. After the safety and tolerability and preliminary antitumor activity of ONCT-534 have been assessed in the Phase 1 portion of this study, Phase 2 will commence to further evaluate the safety and preliminary antitumor activity of ONCT-534 to support selecting an optimal dose. The 28-day safety period for the third Phase 1 dosing cohort of 160 mg has been completed without dose limiting toxicity, and subjects have been enrolled and dosed in the fourth dosing cohort, studying ONCT-534 administered orally once a day at 300 mg per dose.

•
ONCT-808, our lead cell therapy product candidate, is an investigational autologous chimeric antigen receptor T, or CAR T, cell therapy that targets Receptor Tyrosine Kinase-Like Orphan Receptor 1 (ROR1) using a binding moiety derived from zilovertamab, as defined below. ONCT-808 has demonstrated activity in preclinical models against multiple hematological malignancies and solid tumors and has been shown to be specific for cancer cells expressing ROR1. We have developed a robust and reproducible manufacturing process that has the potential to reduce the time patients must wait for their individual CAR T therapy to be produced, compared with currently approved CAR T products. We have also dosed patients under Study ONCT-808-101 (NCT05588440) with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment, and the current Phase 1 dosing cohort of 0.3 x 106 CAR expressing viable T cells per kg of body weight is open and enrolling.
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

Since the inception of Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing ONCT-534, ONCT-808, zilovertamab and ONCT-216 clinical and preclinical development programs. Through March 31, 2024, we have funded our operations primarily through: (i) gross proceeds of $136.3 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $14.5 million in subaward grant payments from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019 (GTx Merger). As of March 31, 2024, we had cash, cash equivalents and short-term investments of $27.0 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $8.4 million for the three months ended March 31, 2024 and we had an accumulated deficit of $206.2 million as of March 31, 2024. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTx Merger. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Management concluded that the balance of cash, cash equivalents and short-term investments may not be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following the financial statement issuance date without entering into one or more collaborations or raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed consolidated financial statements as of March 31, 2024. We believe that our cash, cash equivalents and short-term investments provide sufficient cash to fund our projected operating requirements into the first quarter of 2025.

Components of Results of Operations

Grant Revenue

Our grant revenue is derived from research and development grants from the National Institutes of Health (NIH).

The NIH has awarded us three research and development grants for up to $4.0 million to support preclinical activities for our ONCT-534 and ONCT-216 programs, including $1.0 million payable to subawardees. Under the terms of the grant awards, we are entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and we are required to provide periodic progress performance reports. During the three months ended March 31, 2024, we received $0.5 million in award payments, recorded $0.6 million in grant revenue and had $0.6 million in an unbilled grant receivable. During the three months ended March 31, 2023, we received $0.1 million in award payments, recorded $0.2 million in grant revenue and had $0.1 million in an unbilled grant receivable.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the development of ONCT-534, ONCT-808, zilovertamab, and ONCT-216, which include:

•
expenses under agreements with consultants, third-party contract organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;
•
costs related to the development and manufacture of preclinical study and clinical trial material;
•
salaries and employee-related costs, including non-cash stock-based compensation;
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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits and non-cash stock-based compensation. We expect our general and administrative expenses will increase significantly as we: (i) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs, (ii) hire additional personnel, and (iii) protect our intellectual property.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Grant revenue	$569	$203	$366
Operating expenses:
Research and development	6,059	9,031	(2,972)
General and administrative	3,289	3,315	(26)
Total operating expenses	9,348	12,346	(2,998)
Loss from operations	(8,779)	(12,143)	3,364
Interest income	391	656	(265)
Net loss	$(8,388)	$(11,487)	$3,099

Grant Revenue

Grant revenue was $0.6 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.4 million was primarily due to the timing of NIH grant activities.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	Increase/(Decrease)
ONCT-534	$1,448	$818	$630
ONCT-808	1,347	887	460
Zilovertamab	319	3,490	(3,171)
ONCT-216	92	224	(132)
Unallocated research and development expenses	2,853	3,612	(759)
Total research and development expenses	$6,059	$9,031	$(2,972)

Research and development expenses for the three months ended March 31, 2024 and 2023 were $6.1 million and $9.0 million, respectively. The decrease of $2.9 million was primarily due to a $2.1 million decrease in direct product candidate expenses and a $0.8 million decrease in unallocated research and development expenses.

Direct expenses for ONCT-534 increased $0.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in clinical and manufacturing activities with the initiation of our Phase 1/2 clinical study of ONCT-534 in the third quarter of 2023.

Direct expenses for ONCT-808 increased $0.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in preclinical and clinical trial activities related to our Phase 1/2 clinical study of ONCT-808 that were partially offset by a decrease in manufacturing activities.

Direct expenses for zilovertamab decreased $3.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower clinical trial activity and manufacturing costs associated with the reprioritization of this program in April 2023.

Direct expenses for ONCT-216 decreased $0.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower NIH grant activity.

Unallocated research and development expenses decreased $0.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower personnel costs, including non-cash stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses for each of the three months ended March 31, 2024 and 2023 were $3.3 million. The expenses were consistent year over year primarily due to lower corporate insurance being offset by higher legal expenses.

Interest Income

Interest income for the three months ended March 31, 2024 and 2023 were $0.4 million and $0.7 million, respectively. The decrease of $0.3 million was primarily due to interest income from short-term investments (including the amortization of discounts and premiums) on lower average cash balances.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2024, we had an accumulated deficit of $206.2 million and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had $27.0 million in cash, cash equivalents and short-term investments and no debt. We believe the balance of cash, cash equivalents and short-term investments may not be sufficient to fund our projected operating requirements and meet our obligations for at least the twelve months following the financial statement issuance date without entering into one or more collaborations or raising additional funding or making changes to our operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed consolidated financial statements as of March 31, 2024. However, we believe that our cash, cash equivalents and short-term investments provide sufficient cash to fund our projected operating requirements into the first quarter of 2025.

In December 2021, we entered into an Open Market Sales AgreementSM (Sales Agreement), with Jefferies LLC, providing for the sale of up $50.0 million of our common stock from time to time in “at-the-market” (ATM) offerings under our shelf registration statement on Form S-3 (No. 333-254985) (the “Prior Shelf Registration Statement”). On April 2, 2024, the ATM program expired when three years from the effective date of the Prior Shelf Registration Statement had passed. On March 8, 2024, we filed a new shelf registration statement on Form S-3 (No. 333-277795) which was declared effective by the Securities and Exchange Commission on May 1, 2024. During the three months ended March 31, 2024 and 2023, we sold none and 55,274 shares of common stock for net proceeds of none and $1.2 million, respectively.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(7,438)	$(10,969)
Investing activities	7,224	(16,048)
Financing activities	(87)	1,119
Net decrease in cash and cash equivalents	$(301)	$(25,898)

Operating Activities

Net cash used in operating activities was $7.4 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used in operating activities was primarily due to lower clinical trial activity and manufacturing costs associated with the reprioritization of the Zilovertamab program in April 2023 as well as deferred executive compensation. The net cash used in operating activities during the three months ended March 31, 2024 was primarily due to our net loss of $8.4 million adjusted for $1.1 million of non-cash charges, primarily for stock-based compensation, which was partially offset by a $0.1 million change in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2023 was primarily due to our net loss of $11.5 million adjusted for $1.5 million of non-cash charges, primarily for stock-based compensation, and a $1.0 million change in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $7.2 million consisting primarily of net maturities of available-for-sale securities. During the three months ended March 31, 2023, net cash used in investing activities was $16.0 million consisting primarily of net purchases of available-for-sale securities.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024 and net cash provided by financing activities was $1.1 million for the three months ended March 31, 2023. The net cash used during 2024 resulted from common shares repurchased for tax withholding obligations related to the vesting of restricted stock units. The net cash provided during 2023 resulted primarily from the proceeds received from the sale of common stock under the ATM program.

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

Our forecast of the period of time through which our existing cash, cash equivalents and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials of our DAARI and ROR 1 CAR T product candidates or additional indications of any other potential product candidates that we may choose to pursue in the future;
•
the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•
the costs and capacity for third-party process development and manufacturing, including for CAR T and lentivirus manufacturing;
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

On March 8, 2024, we filed a new shelf registration statement on Form S-3 (No. 333-277795) which was declared effective by the Securities and Exchange Commission on May 1, 2024. Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 31, 2024, our calculated public float was less than $75.0 million. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the expected timing for achieving key milestones, including Initiating, completing and announcing results of clinical trials of our ROR1 CAR T and DAARI product candidates, prevailing market conditions, the trading price of our common stock and our capital needs. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Notes 4 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

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

Research and Development Expenses and Accruals

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Certain service providers invoice us in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to: (i) CROs and other third parties in connection with clinical studies and preclinical development activities; (ii) investigative sites in connection with clinical studies; and (iii) third parties related to product manufacturing, development and distribution of clinical supplies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITy Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporation by Reference
Number	Exhibit Description	Form	File no.	Exhibit No.	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant dated March 4, 2024	10-K	000-50549	3.1	7-Mar-24

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50549	3.3	10-Jun-19

4.1	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated May 19, 2020, between the Registrant and the purchasers signatory thereto (“May 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-May-20

4.2	Form of Placement Agent Warrant, issued by Registrant pursuant to the May 2020 Purchase Agreement	8-K	000-50549	4.2	21-May-20

4.3	Form of Common Stock Warrant, issued by Registrant pursuant to the Securities Purchase Agreement dated July 17, 2020, between the Registrant and the purchasers signatory thereto (the “July 2020 Purchase Agreement”)	8-K	000-50549	4.1	21-Jul-20

4.4	Form of Placement Agent Warrant, issued by Registrant pursuant to the July 2020 Purchase Agreement	8-K	000-50549	4.2	21-Jul-20

4.5	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated August 27, 2020, between the Registrant and H.C. Wainwright & Co., LLC (“H.C. Wainwright”)	8-K	000-50549	4.1	31-Aug-20

4.6	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated November 17, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	19-Nov-20

4.7	Form of Underwriter Warrant, issued by Registrant pursuant to the Amended and Restated Underwriting Agreement dated December 9, 2020, between the Registrant and H.C. Wainwright	8-K	000-50549	4.1	11-Dec-20

10.1*	Non-Employee Director Compensation Program

31.1*	Certification of Chief Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oncternal Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer