Form 10-Q
period 2024-09-30
Oncternal Therapeutics, Inc.
filed 2024-11-06
CIK 1260990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 1, 2024, the registrant had 2,959,645 shares of common stock outstanding.

Oncternal Therapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Oncternal Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except par value)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$13,079	$6,697
Short-term investments	1,499	27,558
Prepaid and other	869	1,804
Total current assets	15,447	36,059
Right-of-use asset	154	258
Other assets	—	412
Total assets	$15,601	$36,729
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,198	$1,148
Accrued liabilities	5,064	3,877
Lease, current	191	173
Total current liabilities	6,453	5,198
Deferred compensation	—	1,334
Lease, net of current	—	145
Total liabilities	6,453	6,677
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares – 5,000; issued shares – none	—	—
Common stock, $0.001 par value; authorized shares – 120,000; issued and outstanding shares – 2,960 and 2,948 at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	232,334	227,825
Accumulated comprehensive income	1	3
Accumulated deficit	(223,190)	(197,779)
Total stockholders’ equity	9,148	30,052
Total liabilities and stockholders’ equity	$15,601	$36,729

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Grant revenue	$494	$179	$1,864	$488
Operating expenses:
Research and development	6,448	7,475	19,119	23,083
General and administrative	2,727	3,094	9,068	9,483
Total operating expenses	9,175	10,569	28,187	32,566
Loss from operations	(8,681)	(10,390)	(26,323)	(32,078)
Interest income	217	528	912	1,763
Net loss	$(8,464)	$(9,862)	$(25,411)	$(30,315)
Comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	4	6	(2)	(9)
Comprehensive loss	$(8,460)	$(9,856)	$(25,413)	$(30,324)
Net loss per share, basic and diluted	$(2.86)	$(3.35)	$(8.58)	$(10.32)
Weighted-average shares outstanding, basic and diluted	2,960	2,948	2,960	2,937

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(25,411)	$(30,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,596	5,282
Accretion of discounts on short-term investments	(625)	(1,266)
Non-cash lease expense	104	149
Changes in operating assets and liabilities:
Prepaid and other assets	1,347	2,241
Accounts payable	50	(784)
Accrued liabilities	(280)	(1,810)
Deferred compensation	133	856
Change in lease liability	(127)	(98)
Net cash used in operating activities	(20,213)	(25,745)
Cash flows from investing activities
Purchases of available-for-sale securities	(16,318)	(52,541)
Maturities of available-for-sale securities	43,000	55,000
Net cash provided by investing activities	26,682	2,459
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	1,224
Repurchases of common stock for tax withholding obligations	(87)	(155)
Net cash provided by (used in) financing activities	(87)	1,069
Net decrease in cash and cash equivalents	6,382	(22,217)
Cash and cash equivalents at beginning of period	6,697	37,142
Cash and cash equivalents at end of period	$13,079	$14,925
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$353

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at June 30, 2024	2,960	$3	$230,480	$(3)	$(214,726)	$15,754
Unrealized loss on available-for-sale securities	—	—	—	4	—	4
Stock-based compensation	—	—	1,854	—	—	1,854
Net loss	—	—	—	—	(8,464)	(8,464)
Balance at September 30, 2024	2,960	$3	$232,334	$1	$(223,190)	$9,148

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at June 30, 2023	2,936	$3	$223,941	$(6)	$(178,753)	$45,185
Issuance of common stock upon vesting of restricted stock units	18	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(6)	—	(49)	—	—	(49)
Unrealized gain on available-for-sale securities	—	—	—	6	—	6
Stock-based compensation	—	—	1,717	—	—	1,717
Net loss	—	—	—	—	(9,862)	(9,862)
Balance at September 30, 2023	2,948	$3	$225,609	$—	$(188,615)	$36,997

See accompanying notes.

Oncternal Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited; in thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2023	2,948	$3	$227,825	$3	$(197,779)	$30,052
Issuance of common stock upon vesting of restricted stock units	19	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(7)	—	(87)	—	—	(87)
Stock-based compensation	—	—	4,596	—	—	4,596
Unrealized loss on available-for-sale securities				(2)		(2)
Net loss	—	—	—	—	(25,411)	(25,411)
Balance at September 30, 2024	2,960	$3	$232,334	$1	$(223,190)	$9,148

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance at December 31, 2022	2,874	$3	$219,257	$9	$(158,300)	$60,969
Issuance of common stock upon vesting of restricted stock units	30	—	—	—	—	—
Shares repurchased for settlement of minimum statutory tax withholdings	(11)	—	(155)	—	—	(155)
Issuance of common stock, net of issuance cost of $38	55	—	1,223	—	—	1,223
Stock-based compensation	—	—	5,284	—	—	5,284
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(30,315)	(30,315)
Balance at September 30, 2023	2,948	$3	$225,609	$—	$(188,615)	$36,997

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

Recent Developments - Strategic Alternatives

On September 12, 2024, the Company announced that its Board decided to discontinue the Company’s clinical trials evaluating ONCT-534 and ONCT-808 as well as all other product development activities, and to begin exploring strategic alternatives to maximize the value of the Company’s assets for its stockholders. The Company commenced a reduction-in-force beginning in September 2024, and is continuing to assess further cost reduction measures as its operational and strategic direction evolves. As part of the review of strategic alternatives, the Company may consider options such as asset sales or out-licensing opportunities for existing programs and merger, reverse merger or other business combination opportunities. There can be no assurance any transaction will result from the evaluation of strategic alternatives.

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

As of September 30, 2024, the Company had $14.6 million in cash, cash equivalents, and short-term investments, no debt and an accumulated deficit of $223.2 million. In connection with the Company’s September 12, 2024 announcement regarding the evaluation of strategic alternatives as well as the capital required for continuing development efforts, the Company has discontinued the clinical development of ONCT-534 and ONCT-808, while certain nonclinical research and manufacturing activities continue. As a result, the Company will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of its nonclinical and manufacturing projects. From its inception, the Company has incurred recurring operating losses and negative cash flows from operations. The Company has concluded that the balance of cash, cash equivalents and short-term investments will not be sufficient to fund its planned expenditures and meet its obligations for the twelve months following the financial statement issuance date without raising additional funding, liquidating assets, or making changes to its operating plans or programs to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months following the issuance date of these financial statements. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue to incur net losses for the foreseeable future. The Company may seek additional funding to support its evaluation or implementation of strategic alternatives, which may be through a combination of public or private equity or debt offerings or other sources, including potential collaborations, strategic alliances and other similar licensing arrangements in both the short term and long term. If the Company is unable to secure adequate additional funding, the Company may be unable to consummate a strategic transaction and it may decide to pursue a dissolution or liquidation.

As of April 2, 2024, the Company’s at-the-market (“ATM”) equity offering program expired. Through April 2, 2024, the Company had sold 457,342 shares of common stock for net proceeds of $10.8 million under the ATM program.

The Company's requirement or ability to obtain additional financing (including through collaborating and licensing arrangements) will depend on a number of factors, including, among others, the strategic alternatives the Company is able to identify, the condition of the capital markets and the other risks, many of which are dependent on factors outside of its control. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

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

Basis of Presentation

The accompanying interim financial statements are unaudited. The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and with generally accepted accounting principles in the United States of America (“GAAP”). These unaudited financial statements have been prepared on the same basis as the audited, consolidated financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, filed with the SEC on its Annual Report on Form 10-K on March 7, 2024. The results presented in these unaudited financial statements are not indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Short-term Investments

Short-term investments consist of U.S. treasury notes and bills, certificates of deposit, commercial paper and U.S. government sponsored enterprise securities with maturities of less than one year from the balance sheet date and are debt securities considered to be Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 6 – Fair Value). The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2024 and December 31, 2023 as “available-for-sale” pursuant to ASC 320 Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value as determined by prices for identical or similar securities, with the unrealized gains and losses included as a separate component of accumulated comprehensive income (loss). In accordance with policy, the Company does not invest in or hold equity securities in its investment portfolio.

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

The Company evaluates short-term investments for other-than-temporary impairment at the balance sheet date. Factors considered in determining whether a loss is other-than temporary include how significant the decline in value is as a percentage of the original cost, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2024, there were no impairment charges on short-term investments.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2024	2023
Warrants to purchase common stock	170,521	170,521
Common stock options	643,358	550,600
Restricted stock unit awards	—	18,557
Total	813,879	739,678

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

2.
Balance Sheet Details

Prepaid and other consist of the following:

	September 30,	December 31,
	2024	2023
Research and development	$—	$312
Clinical trials	—	294
Insurance	507	478
Other prepaid expenses	18	88
Related party receivable (see Note 4)	81	139
Grant and other receivable	263	493
	$869	$1,804

Accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Research and development	$30	$146
Clinical trials	1,776	2,018
Legal fees	164	134
Compensation	592	1,579
Severance compensation	1,024	—
Deferred compensation	1,467	—
Other	11	—
	$5,064	$3,877

3.
Short-term Investments

The Company invests in available-for-sale marketable securities consisting of money market funds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities.

Available-for-sale marketable securities with original maturities of more than three months from the date of purchase as of September 30, 2024 and December 31, 2023 have been classified as short-term investments and are measured at a fair value on a recurring basis, and were as follows:

		As of September 30, 2024
	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investments:
U.S. Treasury debt securities	1 or less	$1,499	$—	$—	$1,499
Total short-term investments		$1,499	$—	$—	$1,499

		As of December 31, 2023
	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investments:
U.S. Treasury debt securities	1 or less	$23,840	$4	$—	$23,844
Commercial Paper	1 or less	2,738	—	(1)	2,737
U.S. Government Agency	1 or less	977	—	—	977
Total short-term investments		$27,555	$4	$(1)	$27,558

The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2024 and December 31, 2023. All the Company’s available-for-sale marketable securities mature within one year. The Company has no allowance for credit losses as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company recognized an unrealized loss of $2 and loss of $9, respectively, in the accompanying statements of operations and comprehensive loss. Accrued interest receivable on available-for-sale securities was $10 at September 30, 2024 and $15 at December 31, 2023. The Company has not written off any accrued interest receivable in any of the periods presented in these financial statements.

4.
Commitments, Contingencies and Related Party Transactions

Lease

Rent expense was $41 and $81 for the three months ended September 30, 2024 and 2023, respectively.

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

The lease is included in the accompanying balance sheet at the present value of the lease payments. As such lease does not have an implicit interest rate, the present value reflects a 10.0% discount rate which is the estimated rate of interest that the Company would have to pay in order to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of September 30, 2024, the Company has an operating lease right-of-use asset of $154 and a lease liability of $191, with a weighted average remaining lease term of 1.0 year.

Maturities of the lease liability due under the lease agreements as of September 30, 2024, are as follows:

Maturity of lease liabilities	Operating Leases
2024	$50
2025	150
Total lease payments	200
Less imputed interest	(9)
Total lease liability	191
Less current portion of lease liability	(191)
Lease liability, long-term	$—

Related Party Transactions

Effective in September 2019, the Company and Shanghai Pharmaceutical (USA) Inc. (“SPH USA”) entered into a Materials and Supply and Services Agreement (“SPH USA Services Agreement”), pursuant to which the Company and SPH USA executed various statements of work for the transfer to SPH USA of key reagents and other materials, and for the supply of certain services by the Company to SPH USA, as contemplated under and in furtherance of the License and Development Agreement between the Company and SPH USA effective as of November 2018 (see Note 5). During 2023, the Company sold $520 of materials to SPH USA which was recorded as an offset to ONCT-216 operating expenses. As of September 30, 2024 and December 31, 2023, the Company had $81 and $139, respectively, in amounts receivable from SPH USA related to statements of work. SPH USA is the Company’s largest stockholder and an affiliate of one of the Company’s former directors, who served until the 2024 annual meeting on stockholders on June 20, 2024.

Restructuring Actions

In September 2024, the Company announced a workforce reduction in order to reduce its operating expenses and focus its efforts on strategic alternatives. As a result, the Company made estimates and judgements regarding its future plans, including future employee termination costs to be incurred in conjunction with involuntary separations when such separations are probable and estimable. In the third quarter of 2024, the Company recorded a pre-tax severance expense of $1.1 million, $0.7 million in research and development expense and $0.4 million in general and administrative expenses for the three and nine months ended September 30, 2024. Such amount was paid in October 2024 and is included within accrued liabilities on the Condensed Consolidated Balance Sheets.

5.
License, Collaboration and Grant Award/Subaward Agreements

The University of Tennessee Research Foundation (“UTRF”)

In March 2015, and as amended and restated in March 2022 and as amended thereafter, the Company and UTRF entered into a license agreement (the “DAARI License Agreement”) pursuant to which the Company was granted exclusive worldwide rights in all existing technologies owned or controlled by UTRF that make up our dual action androgen receptor inhibitor (“DAARI”) program, including all improvements thereto. Under the DAARI License Agreement, the Company is obligated to employ active, diligent efforts to conduct preclinical research and development activities for the DAARI program to advance one or more lead compounds into clinical development. The Company is also obligated to pay UTRF annual license maintenance fees, low single-digit royalties on net sales of products and additional royalties on sublicense revenues, depending on the state of development of a clinical product candidate at the time it is sublicensed. The Company recorded research and development expense under this agreement of $78 and a nominal amount for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $0.1 million for each of the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company believes it had met its obligations under the DAARI License Agreement.

Agreements with the Regents of the University of California (the “Regents”)

In March 2016, and as amended and restated in August 2018 and August 2024, the Company and the Regents entered into a license agreement (as amended and restated, the “Regents License Agreement”) for the development, manufacturing and distribution rights related to the development and commercialization of ROR1 related naked antibodies, antibody fragments or synthetic antibodies, and genetically engineered cellular therapy. The Regents License Agreement provides for the following: (i) in May 2016, an upfront license fee of $0.5 million was paid and 5,355 shares of common stock were issued, (ii) $25 in annual license maintenance fees commencing in 2017, (iii) reimbursement of certain annual patent costs, (iv) certain development and regulatory milestones aggregating from $20.1 million to $24.5 million, on a per product basis, (v) certain worldwide sales milestones based on achievement of tiered revenue levels aggregating $75.0 million, (vi) low single-digit royalties, including potential future minimum annual royalties, on net sales of each target, and (vii) minimum diligence to advance licensed assets consisting of at least $1.0 million in development spend annually through 2021. Under the Regents License Agreement, the Company recorded: (a) $30 in license maintenance fees as research and development expense for the three months ended September 30, 2024 and 2023, respectively, and $30 and $35 for each of the nine months ended September 30, 2024 and 2023, respectively, and (b) $36 and none in patent costs as general and administrative expense for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and a nominal amount for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company believes it has met its obligations under the Regents License Agreement.

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

Effective January 1, 2022, the Company entered into a Research Agreement (the “Research Agreement”) with the Regents for further research on the ROR1 therapeutic development program. Under this four-year agreement that expires on December 31, 2025, the Regents will have an aggregate budget of $1.6 million, with quarterly payments of $125 in 2022, $131 in 2023, and $138 in 2024 and 2025. The Company recorded $0.1 million in research and development expenses under the Research Agreement for each of the three months ended September 30, 2024 and 2023, and $0.4 million for each of the nine months ended September 30, 2024 and 2023. Such costs are includable as part of the Company’s annual diligence obligations under the Regents License Agreement.

The National Institutes of Health (“NIH”) Grant Awards

The NIH has awarded the Company three research and development grants for up to $4.1 million to support preclinical activities for the Company’s ONCT-534 and ONCT-216 programs, including $1.0 million payable to subawardees. Under the terms of the grants, the Company is entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and the Company is required to provide periodic progress performance reports. During the nine months ended September 30, 2024, the Company received $2.1 million in award payments, recorded $1.9 million in grant revenue and had $0.3 million in an unbilled grant receivable. During the nine months ended September 30, 2023, the Company received $0.4 million in award payments from the NIH, and recorded $0.5 million in grant revenue, and had $0.2 million in an unbilled grant receivable.

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

The LDA will expire upon the expiration of the last royalty term for the last licensed product. The LDA may be terminated by: (i) SPH USA on a country by country or product by product basis with 180 days written notice, (ii) either party upon material breach that is not cured within 90 days, and (iii) either party in the event the other party declares insolvency or bankruptcy. There has been no significant activity under this agreement for each of the nine months ended September 30, 2024 and 2023 (see Note 4).

Contingent Value Rights Agreement

Pursuant to the GTx merger agreement entered into in June 2019 (the “Merger”), the Company, a representative of holders of the Contingent Value Rights (“CVRs”), and Computershare, Inc. as rights agent, entered into the Contingent Value Rights Agreement (as amended November 1, 2021, the “CVR Agreement”). Pursuant to the CVR Agreement, the Company’s stockholders of record as of immediately prior to the Merger received one CVR for each share of the Company’s common stock held immediately prior to the Merger.

As amended on November 1, 2021, the CVR Agreement entitles holders of CVRs to receive: (i) 50% of certain net proceeds received by the Company during the 15-year period after the closing of the Merger (the “CVR Term”) from a transaction, if any, resulting in the grant, sale, or transfer of DAARI technology to a third party that occurs during the 10-year period after the closing of the Merger (or in the 11th year if based on a term sheet approved during the initial 10-year period); and (ii) 5% of net sales of products by the Company or its affiliates during the CVR Term incorporating the DAARI technology. Through September 30, 2024, no transactions or net sales relating to the DAARI technology had occurred.

6.
Fair Value

As of September 30, 2024 and December 31, 2023, the following fair value hierarchy table presents the Company’s financial assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024
Short-term investments:
U.S. Treasury debt securities	$1,499	$—	$1,499	$—
Total assets measured at fair value	$1,499	$—	$1,499	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Short-term investments:
U.S. Treasury debt securities	$23,844	$10,912	$12,932	$—
Commercial Paper	2,737	—	2,737	—
U.S. Government Agency	977	—	977	—
Total assets measured at fair value	$27,558	$10,912	$16,646	$—

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any investment securities between the classification levels during each of the nine months ended September 30, 2024 and 2023.

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

Common Stock Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Shares Underlying Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2023	170,521	$74.00	1.94
Issued / Exercised / Forfeited / Expired	—	$—	—
Balance at September 30, 2024	170,521	$74.00	1.18

As of September 30, 2024 and December 31, 2023, all warrants met the criteria for classification in stockholders’ equity.

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

As of September 30, 2024, 154,314 shares remain available for issuance under the 2019 Plan and Inducement Plan. A summary of the Company’s stock option activity under the 2015 Plan, 2019 Plan and Inducement Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	548,073	$56.51
Granted	191,875	$9.07
Forfeited	(96,590)	$28.44
Outstanding at September 30, 2024	643,358	$47.89	6.2	$—
Options vested and expected to vest as of September 30, 2024	643,358	$47.89	6.2	$—
Options vested and exercisable as of September 30, 2024	413,182	$63.61	4.8	$—

For the nine months ended September 30, 2024 and 2023, the weighted average grant date fair value per share of option grants was $7.56 and $14.20, respectively. The intrinsic value is calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option. For the nine months ended September 30, 2024 and 2023, no stock options were exercised.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) are rights to receive shares of the Company’s common stock upon satisfaction of specific vesting conditions. Issued RSUs generally vested over an eighteen month to two-year period. RSU activity under Equity Incentive Plans is summarized as follows:

	Number of Restricted Stock Units	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	18,557	0.1	$28.32
Vested	(18,557)	—	$28.32
Nonvested and expected to vest as of September 30, 2024	—	—	$—

The fair value of RSUs vested during the nine months ended September 30, 2024 was $0.2 million.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk-free interest rate	—	4.1%	4.3%	4.1%
Expected volatility	—	102.8%	107.2%	100.4%
Expected term (in years)	—	6.1	6.0	6.0
Expected dividend yield	—	—%	—%	—%

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

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$918	$903	$2,324	$2,909
General and administrative	936	814	2,272	2,373
	$1,854	$1,717	$4,596	$5,282

As of September 30, 2024, the unrecognized compensation cost related to non-vested stock options was $3.5 million, which is scheduled to be recognized over a weighted-average period of 1.9 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

September 30, 2024
Common stock warrants	170,521
Common stock options issued and outstanding	643,358
Common stock available for issuance under the Inducement Plan and 2019 Plan	154,314
968,193

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with: (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2024, and (ii) our audited financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Oncternal” “the Company,” “we,” “us” and “our” refer to Oncternal Therapeutics, Inc., a Delaware corporation.

Cautionary Statement – Recent Developments

Notification of Strategic Alternatives Evaluation

On September 12, 2024, we announced that our Board decided to discontinue our clinical trials evaluating ONCT-534 and ONCT-808 as well as all other product development activities, and to begin exploring strategic alternatives to maximize the value of our assets for our stockholders. We commenced a reduction-in-force beginning in September 2024, and will continue to assess further cost reduction measures as our operational and strategic direction evolves. As part of the review of strategic alternatives, we may consider options such as asset sales or out-licensing opportunities for existing programs and merger, reverse merger or other business combination opportunities. There can be no assurance any transaction will result from our evaluation of strategic alternatives.

We caution that trading in our securities is highly speculative and poses substantial risks. Trading prices for our securities may bear little or no relationship to the actual value realized, if any, by holders of our securities. Accordingly, we urge caution with respect to existing and future investments in our securities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel oncology therapies for patients with cancers with critical unmet medical need. Oncternal pursues drug development targeting promising, yet untapped biological pathways implicated in cancer generation or progression, focusing on prostate cancer and hematological malignancies. Our pipeline includes:

•
ONCT-534 is an investigational dual-action androgen receptor inhibitor (DAARI) product candidate with a novel mechanism of action that includes inhibition of androgen receptor (AR) function and degradation of the AR protein mediated by interaction with both the ligand binding domain (LBD) and N-terminal domain (NTD) of the AR. ONCT-534 has demonstrated preclinical activity in prostate cancer models against both unmutated AR, and against multiple forms of AR alteration, including those with AR amplification, mutations in the AR LBD, and splice variants with loss of the AR LBD. ONCT-534 is a potential monotherapy treatment for patients with advanced prostate cancer and other AR-driven diseases, including relapsed or refractory metastatic castration-resistant prostate cancer, or mCRPC. ONCT-534 was evaluated in Study ONCT-534-101 (NCT05917470), a Phase 1/2, single-arm, open-label, multi-center study to evaluate the safety and tolerability, pharmacokinetics, and preliminary anti-tumor activity of ONCT-534 in patients with mCRPC who have relapsed or are refractory to approved androgen receptor pathway inhibitors (ARPIs) including enzalutamide, abiraterone, apalutamide and darolutamide.
•
ONCT-808, our lead cell therapy product candidate, is an investigational autologous chimeric antigen receptor T, or CAR T, cell therapy that targets Receptor Tyrosine Kinase-Like Orphan Receptor 1 (ROR1) using a binding moiety derived from zilovertamab, as defined below. ONCT-808 has demonstrated activity in preclinical models against multiple hematological malignancies and solid tumors and has been shown to be specific for cancer cells expressing ROR1. We have developed a robust and reproducible manufacturing process that has the potential to reduce the time patients must wait for their individual CAR T therapy to be produced, compared with currently approved CAR T products. ONCT-808 was evaluated in Study ONCT-808-101 (NCT05588440), a Phase 1/2 study in patients with relapsed or refractory aggressive B-cell lymphoma, including patients who have failed previous CD19 CAR T treatment.
•
Zilovertamab is an investigational, humanized, potentially first-in-class, monoclonal antibody designed to: (i) bind to ROR1, a growth factor receptor that is widely expressed on many tumor and that activates pathways leading to increased tumor proliferation, invasiveness and drug resistance, and (ii) inhibit ROR1 function. Zilovertamab was evaluated in a Phase 1/2 Study CIRM-0001 (NCT03088878) in combination with ibrutinib for the treatment of patients with chronic lymphocytic leukemia (CLL), mantle cell lymphoma (MCL) and marginal zone lymphoma (MZL).

Since the inception of Oncternal Therapeutics, Inc. in 2013, we have devoted most of our resources to organizing and staffing, business planning, raising capital, acquiring product candidates and securing related intellectual property rights and advancing ONCT-534, ONCT-808, zilovertamab and ONCT-216 clinical and preclinical development programs. Through September 30, 2024, we have funded our operations primarily through: (i) gross proceeds of $136.3 million from the issuance of common stock, (ii) gross proceeds of $49.0 million from the issuance of convertible preferred stock, (iii) receipt of $14.5 million in subaward grant payments from UC San Diego, and (iv) cash proceeds of $18.3 million received in connection with the closing of the merger with GTx, Inc. in June 2019 (the "GTx Merger"). As of September 30, 2024, we had cash, cash equivalents and short-term investments of $14.6 million and no debt.

We have incurred net losses in each year since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $25.4 million for the nine months ended September 30, 2024 and we had an accumulated deficit of $223.2 million as of September 30, 2024. Substantially all of our net losses have resulted from costs incurred in connection with: (i) advancing our research and development programs, (ii) general and administrative costs associated with our operations, including the costs associated with operating as a public company, and (iii) in-process research and development costs associated with the GTx Merger.

On September 12, 2024, we announced that our Board decided to discontinue our clinical trials evaluating ONCT-534 and ONCT-808 as well as all other product development activities, and to begin exploring strategic alternatives to maximize the value of our assets for our stockholders, which may include asset sales, licensing or other transactions relating to our development program or a merger, reverse merger, acquisition, or other business combination opportunities. In connection with the exploration of strategic alternatives, we commenced a reduction-in-force beginning in September 2024, and will continue to assess further cost reduction measures as our operational and strategic direction evolves. As a result of this announcement, we expect our research and development expenses to decrease significantly as we discontinue our clinical research and development activities. We will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of certain ongoing nonclinical research and manufacturing activities.

As of September 30, 2024, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
Under our license agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. For additional details regarding these agreements, see the section titled Note 4 - Commitments, Contingencies and Related Party Transactions and Note 5 - License, Collaboration and Grant Award/Subaward Agreements to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report;
•
Obligations under contracts which are cancelable without significant penalty;
•
Purchase orders issued in the ordinary course of business as they represent authorizations to purchase the items rather than binding agreements; and

•
Contracts in the normal course of business with clinical supply manufactures and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts are generally cancelable and provide for termination after a notice period.

Our future capital requirements will depend on many factors, including our Board's decisions regarding strategic alternatives.

Management concluded that the balance of cash, cash equivalents and short-term investments may not be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following the financial statement issuance date without entering into one or more collaborations or raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed consolidated financial statements as of September 30, 2024. We believe that our cash, cash equivalents and short-term investments provide sufficient cash to fund our projected operating requirements into the first quarter of 2025.

Components of Results of Operations

Grant Revenue

Our grant revenue is derived from research and development grants from the National Institutes of Health (NIH).

The NIH has awarded us three research and development grants for up to $4.1 million to support preclinical activities for our ONCT-534 and ONCT-216 programs, including $1.0 million payable to subawardees. Under the terms of the grant awards, we are entitled to receive reimbursement in arrears of incurring allowable expenditures. The earned NIH funds are non-refundable and we are required to provide periodic progress performance reports. During the nine months ended September 30, 2024, we received $2.1 million in award payments, recorded $1.9 million in grant revenue and had $0.3 million in an unbilled grant receivable. During the nine months ended September 30, 2023, we received $0.4 million in award payments, recorded $0.5 million in grant revenue and had $0.2 million in unbilled grant receivable.

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

We expect our research and development expenses to significantly decrease as we discontinue our clinical research and development activities but will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of certain ongoing manufacturing and nonclinical activities.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits and non-cash stock-based compensation. We expect our general and administrative expenses will fluctuate based on our Board's decisions regarding strategic alternatives.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments, which primarily consist of money market funds and U.S. Treasury securities.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Grant revenue	$494	$179	$315	$1,864	$488	$1,376
Operating expenses:
Research and development	6,448	7,475	(1,027)	19,119	23,083	(3,964)
General and administrative	2,727	3,094	(367)	9,068	9,483	(415)
Total operating expenses	9,175	10,569	(1,394)	28,187	32,566	(4,379)
Loss from operations	(8,681)	(10,390)	1,709	(26,323)	(32,078)	5,755
Interest income	217	528	(311)	912	1,763	(851)
Net loss	$(8,464)	$(9,862)	$1,398	$(25,411)	$(30,315)	$4,904

Comparison of Three Months Ended September 30, 2024 and 2023

Grant Revenue

Grant revenue was $0.5 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.3 million was primarily due to the timing of NIH grant activities.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	Increase/(Decrease)
ONCT-534	$2,754	$1,321	$1,433
ONCT-808	951	1,678	(727)
Zilovertamab	190	2,101	(1,911)
ONCT-216	30	(351)	381
Unallocated research and development expenses	2,523	2,726	(203)
Total research and development expenses	$6,448	$7,475	$(1,027)

Research and development expenses for each of the three months ended September 30, 2024 and 2023 were $6.4 and $7.5 million, respectively. The decrease of $1.0 million was primarily due to a $0.8 million decrease in direct product candidate expenses and a $0.2 million decrease in unallocated expenses.

Direct expenses for ONCT-534 increased $1.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase in manufacturing and clinical activities associated with the initiation of our Phase 1/2 clinical study of ONCT-534 in the third quarter of 2023. Such study was discontinued in the latter part of the third quarter of 2024.

Direct expenses for ONCT-808 decreased $0.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the discontinuance of our clinical trial in the third quarter of 2024.

Direct expenses for zilovertamab decreased $1.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to lower clinical trial activity and manufacturing costs associated with the reprioritization of this program in April 2023. Such study activities were completed in the third quarter of 2024.

Direct expenses for ONCT-216 increased $0.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $0.5 million sale of manufacturing materials to Shanghai Pharmaceutical (USA) Inc. (SPH USA) in 2023. Costs incurred in 2024 were substantially offset by NIH grant revenue.

Unallocated research and development expenses decreased $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to lower personnel-related expenses resulting from our headcount reductions as the year-to-date accrued bonuses were reversed in total and significantly offset by severance costs incurred. Excluding potential future severance costs while our strategic direction evolves, unallocated research and development expenses are expected to decrease in future periods as our research and development activities are being discontinued with a reduced headcount.

General and Administrative Expenses

General and administrative expenses for each of the three months ended September 30, 2024 and 2023 were $2.7 million and $3.1 million, respectively. The decrease of $0.4 million was primarily due to lower personnel-related expenses resulting from our headcount reductions as the year-to-date accrued bonuses were reversed in total and only partially offset by severance costs incurred, board compensation stopped being accrued or paid effective July 1, 2024, corporate insurance and legal expenses. Excluding potential future severance costs while our strategic direction evolves, general and administrative expenses are expected to decrease in future periods.

Interest Income

Interest income for the three months ended September 30, 2024 and 2023 were $0.2 million and $0.5 million, respectively. The decrease of $0.3 million was primarily due to lower average cash and investments balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Grant Revenue

Grant revenue was $1.9 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.4 million was primarily due to the timing of NIH grant activities.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Increase/(Decrease)
ONCT-534	$6,446	$3,448	$2,998
ONCT-808	3,679	3,719	(40)
Zilovertamab	611	6,336	(5,725)
ONCT-216	288	(41)	329
Unallocated research and development expenses	8,095	9,621	(1,526)
Total research and development expenses	$19,119	$23,083	$(3,964)

Research and development expenses for the nine months ended September 30, 2024 and 2023 were $19.1 million and $23.1 million, respectively. The decrease of $4.0 million was primarily due to a $2.5 million decrease in direct product candidate expenses and a $1.5 million decrease in unallocated research and development expenses.

Direct expenses for ONCT-534 increased $3.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in manufacturing and clinical activities associated with the initiation of our Phase 1/2 clinical study of ONCT-534 in the third quarter of 2023. Such study was discontinued in the latter part of the third quarter of 2024.

Direct expenses for ONCT-808 was $3.7 million for each of the nine months ended September 30, 2024 and 2023. Such study was discontinued in the latter part of the third quarter of 2024.

Direct expenses for zilovertamab decreased $5.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower clinical trial activity and manufacturing costs associated with the reprioritization of this program in April 2023. Such study activities terminated in the third quarter of 2024.

Direct expenses for ONCT-216 increased $0.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to 2023 expenses being offset by a $0.5 million sale of manufacturing materials to SPH USA. Costs incurred in the nine months ended September 30, 2024 were substantially offset by NIH revenue.

Unallocated research and development expenses decreased $1.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower personnel-related expenses, including non-cash stock-based compensation costs, resulting from our headcount reductions as the year-to-date accrued bonuses were reversed in total and only partially offset by severance costs incurred. Excluding potential future severance costs while our strategic direction evolves, unallocated research and development expenses are expected to decrease in future periods as our research and development activities are being discontinued with a reduced headcount.

General and Administrative Expenses

General and administrative expenses for each of the nine months ended September 30, 2024 and 2023 were $9.1 million and $9.5 million, respectively. The decrease of $0.4 million was primarily due to lower corporate insurance expenses which were partially offset by higher intellectual property related legal expenses.

Interest Income

Interest income for the nine months ended September 30, 2024 and 2023 were $0.9 million and $1.8 million, respectively. The decrease of $0.9 million was primarily due to lower average cash and investment balances.

Liquidity, Capital Resources and Operating Capital Requirements

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2024, we had an accumulated deficit of $223.2 million and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had $14.6 million in cash, cash equivalents and short-term investments and no debt. On September 12, 2024, we announced that our Board decided to discontinue our clinical trials evaluating ONCT-534 and ONCT-808 as well as all other product development activities. We also announced we were exploring strategic alternatives to maximize the value of our assets for our stockholders. We commenced a reduction-in-force beginning in September 2024, and will continue to assess further cost reduction measures as our operational and strategic direction evolves. As part of the review of strategic alternatives, we may consider options such as asset sales or out-licensing opportunities for existing programs and merger, reverse merger or other business combination opportunities. We will continue to incur research and development expenses in connection with clinical trial closing costs and the completion of certain ongoing and nonclinical research and manufacturing activities.

We believe the balance of cash, cash equivalents and short-term investments will not be sufficient to fund our projected operating requirements and meet our obligations for at least the twelve months following the financial statement issuance date without entering into one or more collaborations or raising additional funding, liquidating assets, or making changes to our operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed consolidated financial statements as of September 30, 2024. However, we believe that our cash, cash equivalents and short-term investments provide sufficient cash to fund our projected operating requirements into the first quarter of 2025.

In December 2021, we entered into an Open Market Sales AgreementSM ("Sales Agreement"), with Jefferies LLC, providing for the sale of up $50.0 million of our common stock from time to time in “at-the-market” ("ATM") offerings under our shelf registration statement on Form S-3 (No. 333-254985) (the “Prior Shelf Registration Statement”). During the nine months ended September 30, 2024 and 2023, we sold none and 55,274 shares of common stock for net proceeds of none and $1.2 million, respectively, pursuant to our ATM program. On April 2, 2024, the ATM program expired. On March 8, 2024, we filed a new shelf registration statement on Form S-3 (No. 333-277795) which was declared effective by the Securities and Exchange Commission on May 1, 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(20,213)	$(25,745)
Investing activities	26,682	2,459
Financing activities	(87)	1,069
Net decrease in cash and cash equivalents	$6,382	$(22,217)

Operating Activities

Net cash used in operating activities was $20.2 million and $25.7 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in operating activities was primarily due to the reprioritization of the zilovertamab program in April 2023 as well as the timing of incurring expenses and payments, which were partially offset by increases in our spending on our two Phase 1/2 clinical studies. Net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to our net loss of $25.4 million adjusted for $4.0 million of non-cash charges, primarily for stock-based compensation, which was partially offset by a $0.1 million change in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2023 was primarily due to our net loss of $30.3 million adjusted for $4.2 million of non-cash charges, primarily for stock-based compensation, and a $0.4 million change in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $26.7 million consisting primarily of net maturities of available-for-sale securities. During the nine months ended September 30, 2023, net cash provided by investing activities was $2.5 million consisting primarily of net maturities of available-for-sale securities.

Financing Activities

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2024 and net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2023. The net cash used during 2024 resulted from common shares repurchased for tax withholding obligations related to the vesting of restricted stock units. The net cash provided during 2023 resulted primarily from the proceeds received from the sale of common stock under the ATM program.

On March 8, 2024, we filed a new shelf registration statement on Form S-3 (No. 333-277795) which was declared effective by the Securities and Exchange Commission on May 1, 2024. Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of September 30, 2024, our calculated public float was less than $75.0 million. Future sales of our common stock, if any, will depend on a variety of factors including, but not limited to, the need for additional financing in connection with our review of strategic alternatives. There can be no assurance that we will be successful in consummating future sales of our securities based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Contractual Obligations and Commitments

We are party to a number of license agreements, pursuant to which we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. See Notes 4 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of these agreements.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period and, therefore, are cancelable contracts.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, other than as follows:

Risks Related to Our Review of Strategic Alternatives

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and any strategic transactions that we may consummate in the future could have negative consequences.

In September 2024, we announced that we were discontinuing our clinical studies and exploring strategic alternatives. We expect to devote substantial time and resources to exploring strategic alternatives that our Board believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third-party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our Board has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business. Our ability to pursue or consummate strategic transactions also depends upon our ability to retain certain of our employees, the loss of whose services may adversely impact the ability to identify, negotiate and consummate such transaction. If we are unable to successfully retain certain of our key remaining personnel, we are at risk of a disruption to our exploration and consummation of one or more strategic transactions.

In addition, potential counterparties in a strategic transaction involving us may place minimal or no value on our assets and our public listing. Further, should we resume the development of drug candidates, such as one or more of the programs in our pipeline for which we halted further development, the development and any potential commercialization of our drug candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources to resume or continue development of our future drug candidates and may attribute little or no value, in such a transaction, to our drug candidates.

In addition, any strategic transactions that we may pursue could have a variety of negative consequences, and we may enter into a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

If we are unsuccessful in pursuing a new strategic path, or if any plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly.

We may become involved in litigation, including securities class action litigation, that could divert our management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past in our industry, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Our workforce reduction may not achieve our intended outcome and may result in significant adverse consequences.

In September 2024, in connection with our evaluation of strategic alternatives, our Board approved a reduction-in-force, which is intended to continue in stages as our operational and strategic direction evolves. This reduction-in-force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction-in-force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction-in-force could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives, including any potential strategic alternatives. If we are unable to realize the anticipated benefits from the reduction-in-force, or if we experience significant adverse consequences from the reduction-in-force, our business, financial condition, and results of operations may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITy Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

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

Oncternal Therapeutics, Inc.

Date: November 6, 2024	By:	/s/ James B. Breitmeyer
Name: James B. Breitmeyer
Title: President and Chief Executive Officer

Date: November 6, 2024	By:	/s/ Richard G. Vincent
Name: Richard G. Vincent
Title: Chief Financial Officer